Form 10QSB
period 2000-03-31
PAWNBROKERS EXCHANGE INC
filed 2000-05-09
CIK 1069563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                               -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     000-30105
                    -------------

                           PAWNBROKERS EXCHANGE, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         Utah                                        84-1421481
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification Number)

         158 South State Street
         Salt Lake City, Utah                            84111
--------------------------------------------         --------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code     (801) 238-0111
                                               ------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding as of March 31, 2000
-------------------------                 --------------------------------------
NO PAR VALUE COMMON STOCK                          2,149,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is engaged in the business of pawnbrokering.

         Sales for the three months ended March 31, 2000 were $43,476 compared to $42,882 for the prior year. Cost of sales were $17,169 for the three months ended March 31, 2000 compared with $17,442 for the prior year.

         Sales in 2000 include about $7,900 of service charge income collected on pawns and about $35,600 from retail sales ($6,600 and $36,300 in 1999).

         Expenses were $59,498 for the three months ended March 31, 2000, compared with $40,723 for the prior year. The main increase in 2000 was for outside services.

         During 2000, the Company borrowed $25,000 from related parties to help provide working capital. The Company hopes to be able to increase sales to provide working capital in the future.

Impact of the Year 2000 Issue

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy.

         The Company has not experienced any computer problems related to Y2K.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 2000
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PAWNBROKERS EXCHANGE, INC.



Dated:   May 9, 2000
                             Michael Vardakis, President and Director

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                             March 31,           December 31,
                                                                                               2000                  1999
                                                                                        ------------------    ------------------
                                                                                            (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS
   Cash                                                                                 $            3,954    $            4,151
   Pawns receivable                                                                                 24,371                28,014
   Inventory                                                                                        60,971                60,349
                                                                                        ------------------    ------------------

                                                                TOTAL CURRENT ASSETS                89,296                92,514

   Property & equipment                                                                             31,002                33,039
                                                                                        ------------------    ------------------

                                                                                        $          120,298    $          125,553
                                                                                        ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                     $           10,398    $            7,640
   Accrued expenses                                                                                  4,397                 7,838
   Loan Payable                                                                                     10,000                10,000
   Accrued expenses - related parties                                                               37,469                33,750
   Franchise tax payable                                                                                 0                   100
   Loans payable - related parties                                                                  77,000                52,000
                                                                                        ------------------    ------------------

                                                           TOTAL CURRENT LIABILITIES               139,264               111,328
                                                                                        ------------------    ------------------

                                                                   TOTAL LIABILITIES               139,264               111,328

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock no par value, 50,000,000 shares authorized;
     2,149,000 shares issued                                                                       191,372               191,372
   Deficit accumulated during development stage                                                   (210,338)             (177,147)
                                                                                        ------------------    ------------------

                                                TOTAL SHAREHOLDERS' EQUITY (DEFICIT)               (18,966)               14,225
                                                                                        ------------------    ------------------

                                                                                        $          120,298    $          125,553
                                                                                        ==================    ==================

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                    Period
                                                                                                                     from
                                                                                                                    7/9/97
                                                                                 Three Months Ended                (Date of
                                                                                      March 31,                  inception) to
                                                                                2000             1999               3/31/00
                                                                           -------------     -------------    ------------------
Sales                                                                      $      43,476     $      42,882    $          320,429
Cost of Sales                                                                     17,169            17,442               121,861
                                                                           -------------     -------------    ------------------
                                                           GROSS PROFIT           26,307            25,440               198,568

Expenses:
   General and Administrative expenses:
     Advertising                                                                   1,200             6,552                30,546
     Bank charges                                                                    230               211                 2,019
     Depreciation                                                                  2,037             1,981                17,921
     Insurance                                                                     1,118             1,091                 3,789
     Interest                                                                        250                 0                   250
     Interest - related parties                                                    3,719             3,120                38,469
     Miscellaneous overhead                                                        3,051               857                11,715
     Office supplies                                                               1,325               774                16,326
     Outside services                                                             16,090                35                32,041
     Payroll and payroll taxes                                                    16,380            15,162               123,803
     Property taxes                                                                3,798               347                11,032
     Rent - related party                                                          9,000             9,000                99,000
     Repairs                                                                         217                74                 9,592
     Utilities                                                                     1,083             1,519                12,103
                                                                           -------------     -------------    ------------------

                                                                                  59,498            40,723               408,606
                                                                           -------------     -------------    ------------------

                                             (LOSS) BEFORE INCOME TAXES          (33,191)          (15,283)             (210,038)

                                             PROVISION FOR INCOME TAXES                0                 0                   300
                                                                           -------------     -------------    ------------------

                                                             NET (LOSS)    $     (33,191)    $     (15,283)   $         (210,338)
                                                                           =============     =============    ==================

(LOSS) PER COMMON SHARE
   Net (loss) per weighted average common
     share outstanding                                                     $        (.02)    $        (.01)
                                                                           =============     =============

   Weighted average number of common
     shares outstanding                                                        2,149,000         2,095,300
                                                                           =============     =============

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                    Period
                                                                                                                     from
                                                                                                                    7/9/97
                                                                                 Three Months Ended                (Date of
                                                                                      March 31,                  inception) to
                                                                                2000             1999               3/31/00
                                                                           -------------     -------------    ------------------
 OPERATING ACTIVITIES
   Net (loss)                                                              $     (33,191)    $     (15,283)   $         (210,338)
   Adjustments to reconcile net (loss) to net cash required
     by operating activities:
       Depreciation                                                                2,037             1,981                17,921

   Changes in:
     Pawns receivable                                                              3,643            (4,077)              (24,371)
     Inventory                                                                      (622)           (7,116)              (60,971)
     Franchise tax payable                                                          (100)             (100)                    0
     Accounts payable and accrued expenses                                         3,036             7,961                52,264
                                                                           -------------     -------------    ------------------

                              NET CASH REQUIRED BY OPERATING ACTIVITIES          (25,197)          (16,634)             (225,495)

INVESTING ACTIVITIES
   Purchase of equipment                                                               0                 0               (48,923)
                                                                           -------------     -------------    ------------------

                                  NET CASH USED IN INVESTING ACTIVITIES                0                 0               (48,923)

FINANCING ACTIVITIES
   Stock sold                                                                          0            10,478               191,372
   Loan                                                                                0                 0                10,000
   Loans - related parties                                                        25,000                 0               152,000
   Loan repayments - related parties                                                   0                 0               (75,000)
                                                                           -------------     -------------    ------------------

                              NET CASH PROVIDED BY FINANCING ACTIVITIES           25,000            10,478               278,372
                                                                           -------------     -------------    ------------------

                                        NET INCREASE (DECREASE) IN CASH             (197)           (6,156)                3,954

                                              CASH AT BEGINNING OF YEAR            4,151             8,798                     0
                                                                           -------------     -------------    ------------------

                                                  CASH AT END OF PERIOD    $       3,954     $       2,642    $            3,954
                                                                           =============     =============    ==================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                              $           0     $           0    $            1,000
     Income taxes                                                                    100                 0                   300
