Form 10QSB
period 2000-06-30
PAWNBROKERS EXCHANGE INC
filed 2000-08-14
CIK 1069563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2000
                               -----------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     000-30105
                    -------------

                           PAWNBROKERS EXCHANGE, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         Utah                                        84-1421481
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

         158 South State Street
         Salt Lake City, Utah                                 84111
--------------------------------------------         ---------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code     (801) 238-0111
                                               ---------------------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of June 30, 2000
-------------------------                -------------------------------------
NO PAR VALUE COMMON STOCK                         2,149,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is engaged in the business of pawnbrokering.

         Sales for the three months ended June 30, 2000 were $36,895 compared to $41,188 for the prior year. Cost of sales were $13,300 for the three months ended June 30, 2000 compared with $14,985 for the prior year.

         Expenses were $43,541 for the three months ended June 30, 2000, compared with $43,196 for the prior year.

         Sales for the six months ended June 30, 2000 were $80,371 compared to $84,070 for the prior year. Cost of sales were $30,469 for the six months ended June 30, 2000 compared with $32,427 for the prior year.

         Expenses were $103,039 for the six months ended June 30, 2000, compared with $83,919 for the prior year. The main increase in 2000 was for outside services.

         Sales in 2000 include about $17,300 of service charge income collected on pawns and about $63,000 from retail sales ($14,200 and $69,800 in 1999).

         During 2000, the Company borrowed $30,000 from related parties to help provide working capital. The Company hopes to be able to increase sales to provide working capital in the future.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of June 30, 2000
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAWNBROKERS EXCHANGE, INC.



Dated:   August  14, 2000
                                   --------------------------------------------
                                   Michael Vardakis, President and Director

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                             June 30,            December 31,
                                                                                               2000                  1999
                                                                                        ------------------    ------------------
                                                                                            (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS
   Cash                                                                                 $           (2,663)   $            4,151
   Pawns receivable                                                                                 21,753                28,014
   Inventory                                                                                        63,945                60,349
                                                                                        ------------------    ------------------

                                                                TOTAL CURRENT ASSETS                83,035                92,514

   Property & equipment                                                                             29,075                33,039
                                                                                        ------------------    ------------------

                                                                                        $          112,110    $          125,553
                                                                                        ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                     $           12,952    $            7,640
   Accrued expenses                                                                                  4,482                 7,838
   Loan Payable                                                                                     10,000                10,000
   Accrued expenses - related parties                                                               41,588                33,750
   Franchise tax payable                                                                                 0                   100
   Loans payable - related parties                                                                  82,000                52,000
                                                                                        ------------------    ------------------

                                                           TOTAL CURRENT LIABILITIES               151,022               111,328
                                                                                        ------------------    ------------------

                                                                   TOTAL LIABILITIES               151,022               111,328

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock no par value, 50,000,000 shares authorized;
     2,149,000 shares issued                                                                       191,372               191,372
   Deficit accumulated during development stage                                                   (230,284)             (177,147)
                                                                                        ------------------    ------------------

                                                TOTAL SHAREHOLDERS' EQUITY (DEFICIT)               (38,912)               14,225
                                                                                        ------------------    ------------------

                                                                                        $          121,110    $          125,553
                                                                                        ==================    ==================

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                          Three Months Ended              Six months Ended            (Date of
                                                               June 30,                       June 30,              inception) to
                                                          2000           1999           2000            1999           6/30/00
                                                     -------------   -------------  -------------  -------------   ---------------
Sales                                                $      36,895   $      41,188  $      80,371  $      84,070   $       357,324
Cost of Sales                                               13,300          14,985         30,469         32,427           135,161
                                                     -------------   -------------  -------------  -------------   ---------------
                                       GROSS PROFIT         23,595          26,203         49,902         51,643           222,163

Expenses:
   General and Administrative expenses:
     Advertising                                             5,463           1,913          6,663          8,465            36,009
     Bank charges                                              181              84            411            295             2,200
     Depreciation                                            2,037           1,981          4,074          3,962            19,958
     Insurance                                                   0               0          1,118          1,091             3,789
     Interest                                                  250               0            500              0               500
     Interest - related parties                              4,119           3,120          7,838          6,240            42,588
     Miscellaneous overhead                                    908           1,994          3,959          2,851            12,623
     Office supplies                                           864           1,618          2,189          2,392            17,190
     Outside services                                            0           5,523         16,090          5,558            32,041
     Payroll and payroll taxes                              18,665          15,915         35,045         31,077           142,468
     Property taxes                                            321           3,536          4,119          3,883            11,353
     Rent - related party                                    9,000           6,000         18,000         15,000           108,000
     Repairs                                                   343             534            560            608             9,935
     Utilities                                               1,390             978          2,473          2,497            13,493
                                                     -------------   -------------  -------------  -------------   ---------------

                                                            43,541          43,196        103,039         83,919           452,147
                                                     -------------   -------------  -------------  -------------   ---------------

                         (LOSS) BEFORE INCOME TAXES        (19,946)        (16,993)       (53,137)       (32,276)         (229,984)

                         PROVISION FOR INCOME TAXES              0               0              0              0               300
                                                     -------------   -------------  -------------  -------------   ---------------

                                         NET (LOSS)  $     (19,946)  $     (16,993) $     (53,137) $     (32,276)  $      (230,284)
                                                     =============   =============  =============  =============   ===============

(LOSS) PER COMMON SHARE
   Net (loss) per weighted average common
     share outstanding                               $        (.01)  $        (.01) $        (.02) $        (.02)
                                                     =============   =============  =============  =============

   Weighted average number of common
     shares outstanding                                  2,149,000       2,135,547      2,149,000      2,118,243
                                                     =============   =============  =============  =============

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                                                          Six months Ended            (Date of
                                                                                              June 30,              inception) to
                                                                                        2000            1999           6/30/00
                                                                                    -------------  -------------   ---------------
OPERATING ACTIVITIES
   Net (loss)                                                                       $     (53,137) $     (32,276)  $      (230,284)
   Adjustments to reconcile net (loss) to net
     cash required by operating activities:
       Depreciation                                                                         4,074          3,962            19,958

   Changes in:
     Pawns receivable                                                                       6,261         (2,696)          (21,753)
     Inventory                                                                             (3,596)        (9,954)          (63,945)
     Franchise tax payable                                                                   (100)          (100)                0
     Accounts payable and accrued expenses                                                  9,794          5,665            59,022
                                                                                    -------------  -------------   ---------------

                                                              NET CASH REQUIRED BY
                                                              OPERATING ACTIVITIES        (36,704)       (35,399)         (237,002)

INVESTING ACTIVITIES
   Purchase of equipment                                                                     (110)             0           (49,033)
                                                                                    -------------  -------------   ---------------

                                                                  NET CASH USED IN
                                                              INVESTING ACTIVITIES           (110)             0           (49,033)

FINANCING ACTIVITIES
   Stock sold                                                                                   0         53,978           191,372
   Loan                                                                                         0         10,000            10,000
   Loans - related parties                                                                 30,000              0           157,000
   Loan repayments - related parties                                                            0              0           (75,000)
                                                                                    -------------  -------------   ---------------

                                                              NET CASH PROVIDED BY
                                                              FINANCING ACTIVITIES         30,000         63,978           283,372
                                                                                    -------------  -------------   ---------------

                                                   NET INCREASE (DECREASE) IN CASH         (6,814)        28,579            (2,663)

                                                         CASH AT BEGINNING OF YEAR          4,151          8,798                 0
                                                                                    -------------  -------------   ---------------

                                                             CASH AT END OF PERIOD  $      (2,663) $      37,377   $        (2,663)
                                                                                    =============  =============   ===============

SUPPLEMENTAL INFORMATION
Cash paid for:
     Interest                                                                       $           0  $           0   $         1,000
     Income taxes                                                                             100            100               300