Form 10QSB
period 2000-09-30
PAWNBROKERS EXCHANGE INC
filed 2000-11-07
CIK 1069563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                               ----------------------------

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding as of September 30, 2000
-------------------------            ----------------------------------------
NO PAR VALUE COMMON STOCK                     2,149,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                           September 30,         December 31,
                                                                                               2000                  1999
                                                                                        ------------------    ------------------
                                                                                            (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS
   Cash                                                                                 $           (3,694)   $            4,151
   Pawns receivable                                                                                 17,019                28,014
   Inventory                                                                                        64,010                60,349
                                                                                        ------------------    ------------------

                                                                TOTAL CURRENT ASSETS                77,335                92,514

   Property & equipment                                                                             27,038                33,039
                                                                                        ------------------    ------------------

                                                                                        $          104,373    $          125,553
                                                                                        ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                     $           12,385    $            7,640
   Accrued expenses                                                                                  5,354                 7,838
   Loan Payable                                                                                     10,000                10,000
   Accrued expenses - related parties                                                               47,760                33,750
   Franchise tax payable                                                                                 0                   100
   Loans payable - related parties                                                                  87,000                52,000
                                                                                        ------------------    ------------------

                                                           TOTAL CURRENT LIABILITIES               162,499               111,328
                                                                                        ------------------    ------------------

                                                                   TOTAL LIABILITIES               162,499               111,328

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock no par value, 50,000,000 shares authorized;
     2,149,000 shares issued                                                                       191,372               191,372
   Deficit accumulated during development stage                                                   (249,498)             (177,147)
                                                                                        ------------------    ------------------

                                                TOTAL SHAREHOLDERS' EQUITY (DEFICIT)               (58,126)               14,225
                                                                                        ------------------    ------------------

                                                                                        $          104,373    $          125,553
                                                                                        ==================    ==================

See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                          Three Months Ended              Nine Months Ended           (Date of
                                                             September 30,                  September 30,           inception) to
                                                          2000           1999           2000            1999           9/30/00
                                                     -------------   -------------  -------------  -------------   ---------------
Sales                                                $      34,403   $      33,643  $     114,774  $     117,713   $       391,727
Cost of Sales                                               12,696          12,156         43,165         44,583           147,857
                                                     -------------   -------------  -------------  -------------   ---------------
                                       GROSS PROFIT         21,707          21,487         71,609         73,130           243,870

Expenses:
   General and Administrative expenses:
     Advertising                                             2,629           3,353          9,292         11,818            38,638
     Bank charges                                              144             131            555            426             2,344
     Depreciation                                            2,037           1,981          6,111          5,943            21,995
     Insurance                                                   0               0          1,118          1,091             3,789
     Interest                                                  917               0          1,417              0             1,417
     Interest - related parties                              6,172           3,120         14,010          9,360            48,760
     Miscellaneous overhead                                   (548)            915          3,411          3,766            12,075
     Office supplies                                           549           2,603          2,738          4,995            17,739
     Outside services                                        1,000           1,549         17,090          7,107            33,041
     Payroll and payroll taxes                              17,921          16,139         52,966         47,216           160,389
     Property taxes                                              0               0          4,119          3,883            11,353
     Rent - related party                                    9,000          12,000         27,000         27,000           117,000
     Repairs                                                   236             137            796            745            10,171
     Utilities                                                 864           1,043          3,337          3,540            14,357
                                                     -------------   -------------  -------------  -------------   ---------------

                                                            40,921          42,971        143,960        126,890           493,068
                                                     -------------   -------------  -------------  -------------   ---------------

                         (LOSS) BEFORE INCOME TAXES        (19,214)        (21,484)       (72,351)       (53,760)         (249,198)

                         PROVISION FOR INCOME TAXES              0               0              0              0               300
                                                     -------------   -------------  -------------  -------------   ---------------

                                         NET (LOSS)  $     (19,214)  $     (21,484) $     (72,351) $     (53,760)  $      (249,498)
                                                     =============   =============  =============  =============   ===============

BASIC AND DILUTED
(LOSS) PER COMMON SHARE
   Net (loss) per weighted average common
     share outstanding                               $        (.01)  $        (.01) $        (.03) $        (.03)
                                                     =============   =============  =============  =============

   Weighted average number of common
     shares outstanding                                  2,149,000       2,149,000      2,149,000      2,128,608
                                                     =============   =============  =============  =============


See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                                                          Nine Months Ended           (Date of
                                                                                            September 30,           inception) to
                                                                                        2000            1999           9/30/00
                                                                                    -------------  -------------   ---------------

OPERATING ACTIVITIES
   Net (loss)                                                                       $     (72,351) $     (53,760)  $      (249,498)
   Adjustments to reconcile net (loss) to net
     cash required by operating activities:
       Depreciation                                                                         6,111          5,943            21,995

   Changes in:
     Pawns receivable                                                                      10,995         (3,908)          (17,019)
     Inventory                                                                             (3,661)       (13,157)          (64,010)
     Franchise tax payable                                                                   (100)          (100)                0
     Accounts payable and accrued expenses                                                 16,271         12,432            65,499
                                                                                    -------------  -------------   ---------------

                                                              NET CASH REQUIRED BY
                                                              OPERATING ACTIVITIES        (42,735)       (52,550)         (243,033)

INVESTING ACTIVITIES
   Purchase of equipment                                                                     (110)        (1,700)          (49,033)
                                                                                    -------------  -------------   ---------------

                                                                  NET CASH USED IN
                                                              INVESTING ACTIVITIES           (110)        (1,700)          (49,033)

FINANCING ACTIVITIES
   Stock sold                                                                                   0         53,978           191,372
   Loan                                                                                         0         10,000            10,000
   Loans - related parties                                                                 35,000              0           162,000
   Loan repayments - related parties                                                            0              0           (75,000)
                                                                                    -------------  -------------   ---------------

                                                              NET CASH PROVIDED BY
                                                              FINANCING ACTIVITIES         35,000         63,978           288,372
                                                                                    -------------  -------------   ---------------

                                                   NET INCREASE (DECREASE) IN CASH         (7,845)         9,728            (3,694)

                                                         CASH AT BEGINNING OF YEAR          4,151          8,798                 0
                                                                                    -------------  -------------   ---------------

                                                             CASH AT END OF PERIOD  $      (3,694) $      18,526   $        (3,694)
                                                                                    =============  =============   ===============

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                       $           0  $           0   $         1,000
     Income taxes                                                                             100            100               300


See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-SB12G for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Operations

The Company was incorporated in the State of Utah on July 9, 1997. The Company is engaged in the business of pawnbrokering.

Development Stage Company

The financial statements present the Company as a development stage company because of its short operating history.

Pawns Receivable

These amounts are collateralized by property of the debtor which has a higher value than the receivable. The Company's experience has been that about 40% of the receivable will not be collected and the Company will convert the collateral to inventory that can be sold for more than the receivable.

Property and Equipment

Property and equipment is recorded at cost and is being depreciated over its useful life of five to seven years under the straight-line method.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Inventory

Inventory consists of items for sale in the normal course of business, and is valued at the lower of cost (first-in, first-out basis) or market.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Revenue Recognition

Revenue on retail sales is recognized at the time of sale. Service fee revenue on pawns is recognized when collected due to the high default rate on pawns.

NOTE B - GOING CONCERN ITEMS

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At September 30, 2000, the Company has a working capital deficit of $(85,164), an accumulated deficit of $(249,498), and a loss from operations for 2000 of $(72,351). The Company only began operations in December, 1997 and has a substantial need for working capital.

Management feels that loans from related parties will provide sufficient working capital to allow the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is engaged in the business of pawnbrokering.

         Sales for the three months ended September 30, 2000 were $34,403 compared to $33,643 for the prior year. Cost of sales were $12,696 for the three months ended September 30, 2000 compared with $12,156 for the prior year.

         Expenses were $40,921 for the three months ended September 30, 2000, compared with $42,971 for the prior year.

         Sales for the nine months ended September 30, 2000 were $114,774 compared to $117,713 for the prior year. Cost of sales were $43,165 for the nine months ended September 30, 2000 compared with $44,583 for the prior year.

         Expenses were $143,960 for the nine months ended September 30, 2000, compared with $126,890 for the prior year. The main increase in 2000 was for outside services.

         Sales in 2000 include about $24,600 of service charge income collected on pawns and about $90,200 from retail sales ($22,200 and $95,600 in 1999).

         During 2000, the Company borrowed $35,000 from related parties to help provide working capital. The Company hopes to be able to increase sales to provide working capital in the future. The Company also feels that related parties will provide loans during the next twelve months to allow the Company to continue operating.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAWNBROKERS EXCHANGE, INC.



Dated:   November 6, 2000          /s/ Michael Vardakis
                                   -----------------------------------------
                                   Michael Vardakis, President and Director