Form 10KSB
period 2000-12-31
PAWNBROKERS EXCHANGE INC
filed 2001-03-28
CIK 1069563

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 000-30105
                                            ---------

                          PAWNBROKERS EXCHANGE, INC.
                          --------------------------
              (Name of Small Business Issuer in its Charter)

         UTAH                                            84-1421483
         ----                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                           158 South State Street
                         Salt Lake City, Utah 84111
                  --------------------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 238-0111


Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common Stock,
no par value

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2000 -
$153,338.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 27, 2001 - $1,490. There are approximately 149,000 shares of common voting stock of the Company held by non-affiliates. There is no "established trading market" for the Company's securities, so these shares have been arbitrarily valued at $0.01 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 27, 2001

                                2,149,000

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13, Part III.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     For a detailed description of the history, development of the business of Pawnbrokers Exchange, Inc. ("PEI" or the "Company") from inception to the calendar year ended December 31, 2000, and information on the general business of pawn brokers, see our Registration Statement on Form 10-SB, Part I, Item I, which has previously been filed with the Securities and Exchange Commission, and which is incorporated herein by reference. See the Exhibit Index, Item 13, Part III.

Business.
---------

    General.
    --------

     The services of a pawnshop provide the approximately 15% of the adult population of the United States, which has poor credit or lacks credit and cannot obtain loans from banks or other lending institutions, with access to cash without the scrutiny of a credit check and the delay in time associated with the loan approval process. Thus, PEI and numerous other pawn brokerage businesses fill a void in consumer lending services unsatisfied by the general banking system. The Company engages in all aspects of the pawn brokerage business, including, generally, the making of short-term loans secured by pledged collateral and the buying and selling of previously-owned and new merchandise.

     The loan, or pawn, aspect of the Company's business, involves the lending of money on a short-term basis on the security of pledged property. The Company charges a pawn service fee on each loan that is typically calculated as a percentage of the amount of the loan and, accordingly, is based upon the size of the loan. The pawn service charge per month on each loan that exceeds $40 is 15% of the amount of the loan. This rate permits the Company to realize gross profit margins of approximately 150% and be competitive in the Salt Lake City, Utah, metropolitan area. Management may reduce the pawn service fees charged by PEI at any given time in order to increase the Company's competitiveness. The Company charges a minimum monthly service fee of $5 on each pawn that is equivalent to, or less than, the sum of $40.

     Each pawn receivable, or outstanding loan, is collateralized by property of the debtor that has a higher value than the amount of the loan. Pledged merchandise generally consists of jewelry, firearms, tools, television sets, stereo systems, musical instruments and other miscellaneous property. Upon default in the payment of a loan obligation, the Company converts the collateral to inventory that can be sold for a price in excess of the amount of the loan. The bulk of the merchandise marketed and sold by PEI from time-to-time is obtained as a result of the forfeiture of personal property by debtors who have defaulted in the payment of their loans. The balance of the merchandise is comprised of goods purchased by PEI from customers who do not wish to pledge the goods as collateral for a loan and, in addition, new merchandise. Management's policy is to purchase only merchandise that it believes to be undervalued and able to be sold quickly in a retail transaction.

     The Company operates one pawnshop located at its executive offices at 158 South State Street, Salt Lake City, Utah 84111. These offices are leased from an affiliated Utah limited liability company of which Michael Vardakis, the President and a director of the Company, is a 50% owner. Management plans in the future to expand the Company's operations to include as many as four additional pawnshops within the Salt Lake City, Utah, metropolitan area. However, the implementation of these plans is dependent upon PEI's ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations. Depending upon the Company's financial position in the future, its long-range plans include expansion to various geographic areas in the western and central United States lacking sufficient pawn brokerage services. The Company may also expand through the acquisition of existing pawnshops; there are presently no negotiations to acquire any existing businesses at this time.

     Because of the nature of the pawn brokerage business, the Company cannot anticipate the total amount of loans it will have outstanding at any given time. Because of this, among other things, the Company has, since its inception, experienced periods characterized by the receipt of revenue from pawn service charges and retail sales insufficient in amount to satisfy its ongoing expenses. Accordingly, while the Company's independent auditors have presented our financial statements on the basis that PEI is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have indicated that the Company has a substantial need for working capital. This working capital is expected to be provided by loans from management so as to enable PEI to continue as a going concern in the event that the Company fails in its efforts to raise additional funding through equity and/or debt financing.

     The pawn brokerage industry is seasonal, with the greatest number of retail sales occurring during the holidays and decreasing immediately thereafter. Additionally, demand for the Company's products and services fluctuates based upon changes in general economic conditions, including, among others, inflation, unemployment and interest rates.

Principal Products and Services.
--------------------------------

     The Company is engaged in the pawn brokerage business, including, generally, the following: (1) the lending of money on the security of pledged property and (2) the retail sale of (i) merchandise forfeited upon default in the payment of collateralized loans and (ii) new merchandise.

Distribution Methods of the Products or Services.
-------------------------------------------------

     The Company's target market is the approximately 15% of the adult population of the United States that has poor credit or lacks credit, and cannot obtain loans from banks or other lending institutions. Accordingly, PEI, together with numerous other pawn brokerage businesses, fills a void in consumer lending services unsatisfied by the general banking system. The services of a pawnshop provide this segment of the adult population with access to cash without the scrutiny of a credit check and the delay in time associated with the loan approval process.

     The principal method by which PEI currently generates, and in the future intends to generate, business is by locating its pawnshop(s) in high traffic areas. This is the reason for the selection of 158 South State Street, Salt Lake City, Utah 84111, as the site for the Company's first and sole existing pawnshop. Management believes that this location is advantageous because, as a direct result of the selection of the site, the Company has realized a significant portion of its sales from "walk-in" business. Additionally, the Company generates, and proposes to generate, business through multi-media advertising on the radio and television, currently, and on the Internet in the near future. While the Company has no web site on the Internet presently, management estimates the cost of developing a site to be less than $2,000. Management believes that an additional marketing tool is the Company's policy of offering customers a greater loan value than its competitors; that is, making a larger loan to a customer for a given item pledged by the customer as collateral. To date, the Company has not achieved profitability or generated sales needed to fund growth as a result of management's strategy of locating the Company's first pawnshop in a high traffic area and allocating approximately 10% of the monthly budget for advertising.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     The pawn brokerage industry is intensely competitive and, because of the lucrative nature of the business, is growing at a rapid rate and becoming ever increasingly competitive. The business is characterized by a large number of independent owner/operators, some of whom own and operate multiple retail locations. Accordingly, the Company is in competition with pawn brokerage businesses of all sizes that have their central offices located both within and without the State of Utah and other financial institutions, such as consumer finance companies, that lend money on both a secured, and unsecured, basis. The Company's principal competitor, however, is Cash America, a company with assets in excess of $325 million that operates over 380 pawnshops worldwide. As part of its marketing strategy, PEI will endeavor to establish any additional retail locations in geographic areas where Cash America has no presence.

     Management hopes, to the extent practicable, to minimize the Company's weaknesses, including, among others, its undercapitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and a limited customer base and market recognition through two principal strategies: (1) the location of pawnshop(s) in high traffic areas so as to obtain significant "walk-in" business and (2) offering customers a greater loan value than its competitors. The Company may also reduce its monthly pawn service charge (currently 15% of any loan amount in excess of $40) in order to increase PEI's competitiveness. Nevertheless, the Company expects that its opportunities may be limited by its financial resources and other assets. In this regard, many of the companies and other organizations, such as Cash America, with which PEI will be in competition are established and many such entities have far greater financial resources, substantially greater experience and larger staffs than the Company. Additionally, many of such organizations have proven operating histories, which the Company lacks. Therefore, these companies are in a better position than PEI to compete for the business of individuals that have poor credit or lack credit. Additionally, many corporations engaged in the pawn brokerage business have recently completed securities offerings, which have provided them with the necessary capital to limit competition through expansion and offer more favorable credit terms. The Company has experienced, and expects to continue to face, strong competition from both well-established companies and small independent companies like itself. There can be no assurance that the Company will be successful in raising additional capital and/or realizing profits from operations so as to enable PEI to acquire existing pawnshops or otherwise establish pawnshops in addition to the Company's existing location. In addition, the Company's operations may be subject to decline because of generally increasing costs and expenses of doing business, thus further increasing anticipated competition.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or
Services.
---------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     Certain aspects of the pawn brokerage business are subject to regulation by local government agencies. The Company has obtained all permits, including a municipal pawnbroker's license and a retail sales tax license, necessary in order to operate its business. Each state has different regulatory policies with regard to the interest rate that may be charged in a pawn transaction. Interest charged on loans typically ranges from 18% to 720% annually, as permitted by state regulatory policies.

     Also, the integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for companies like the Company, and may make the use of these companies obsolete.

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          with a price of less than five dollars per share;

          that are not traded on a "recognized" national exchange;

          whose prices are not quoted on the NASDAQ automated quotation system; or

          in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          get information about the investor's financial situation, investment experience and investment goals;

          reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable.

Number of Employees.
--------------------

     As of the date hereof, the Company has four part-time employees, including Michael Vardakis, President, Terry S. Pantelakis, Vice
President, Angelo Vardakis, Secretary/Treasurer and Vincent C. Lombardi, Director of Marketing and Shareholder Relations, respectively, and directors, of PEI, and three full-time employees, including one manager and two sales persons. Messrs. Michael Vardakis, Pantelakis, Angelo Vardakis and Lombardi are responsible for, among other things, management, refurbishing (preparing inventory for resale), sales and shareholder relations, respectively. No cash compensation has been awarded to, earned by or paid to these persons for any services rendered in all capacities to the Company since PEI's inception on July 9, 1997, and none is presently due to these persons. None of the Company's employees is represented by a labor union; there has never had a strike or lockout; and management considers its employee relations to be good.

     It is anticipated that at such time, if ever, as the Company's financial position permits, assuming that the Company is successful in raising additional funds through equity and/or debt financing and/or generating a sufficient level of revenue from operations, the executive officers and/or directors of PEI will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of the Company and may receive fees for their attendance at meetings of the Board of Directors. Additionally, if financing permits, the Company intends to establish up to four additional locations in the Salt Lake City, Utah, metropolitan area with approximately five employees, including a manager, an individual in charge of refurbishing, a controller/accountant and two sales persons to transact pawns, at each location.

Item 2.  Description of Property.
         ------------------------

     The Company's executive offices and pawnshop are located at 158 South State Street, Salt Lake City, Utah 84111. The facility, a storefront location comprised of 3,500 square feet of useable space, is leased from M.N.V. Holdings, LLC ("MNV Holdings"), an affiliated Utah limited liability company owned 50% by Michael Vardakis, the President and a director of the Company, pursuant to a triple net lease at a rental rate of $3,000 per month. The term of the lease, which commenced on June 19, 1997, and terminated on June 19, 1999, has been renewed for an additional two years through June 19, 2001. The space is expected to be adequate to meet PEI's foreseeable future needs at the South State Street location. However, while the Company plans to establish pawnshops in up to four additional locations in the Salt Lake City, Utah, metropolitan area, these plans have not yet been, and may never be, implemented. The Company's telephone and facsimile numbers are (801) 238-0111 and (801) 532-0325, respectively. See Item 12, Part III, for information regarding payments made to Mr. Vardakis under this lease.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

 Item 4.  Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The annual meeting of stockholders was held on December 20, 2000, at which directors were elected for the coming year and all contractual actions of the Board of Directors during the past year were approved. 1,700,000 or 79% of the 2,149,000 outstanding voting securities of the Company were present and voted in favor of all resolutions.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     There is no "established trading market" for shares of common stock of the Company. The Company's common stock is nominally quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "PAWN." Regardless, no assurance can be given that any "established trading market" for the Company's common stock will ever develop or be maintained.

     The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar year ended December 31, 2000, during which the Company's securities have been quoted on the OTC Bulletin Board is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


July 3, 2000 and ending
September 30, 2000                      $1                  $1

December 31, 2000                       $1                  $1


     * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any "established trading market" that may develop in the shares of common stock of the Company. See the caption "Business Development" of Item I, Part I.

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 50.

Dividends.
----------

     The Company has not paid any dividends on its common stock and intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

Recent Sales of Unregistered Securities.
----------------------------------------

                     Date                 Number of        Aggregate
     Name            Acquired             Shares           Consideration
     ----            --------             ------           -------------

Michael Vardakis     7-9-97               1,600,000(1)        $   27,820

Vincent C. Lombardi  7-9-97                 300,000(1)        $   20,000

Terry S. Pantelakis  7-9-97                  50,000(1)        $    1,200

Angelo Vardakis      7-9-97                  50,000(1)        $    1,000

Shares sold under    7-7-98 through         149,000(2)        $  149,000
Rule 504             4-29-99

        (1) The Company relied, in connection with the sales of these shares, upon the exemptions from registration afforded by
               Section 4(2)of the Securities Act of 1933, as amended, and
               Section 61-1-14(2)(q) of the Utah Uniform Securities Act (the
               "Utah Act"), as amended. The Company relied upon the fact that the issuance and sale of these shares by the Company did not constitute a public securities offering together with the fact that Messrs. Michael Vardakis, Lombardi, Pantelakis and Angelo
               Vardakis were directors, executive officers and/or controlling shareholders of PEI at the time of the sales, to make the exemptions available.

        (2) These sales were made by the Company in reliance upon the exemption from registration with the Securities and Exchange Commission provided under Section 3(b) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 504 of Regulation D promulgated thereunder and via registration by qualification with the Utah Division of Securities (the "Division") under Section 61-1-10 of the Utah
               Act and Rule 164-10-2 promulgated thereunder. The Company's
               Form U-7 Disclosure Document became effective with the Division on April 30, 1998. No underwriter was employed in connection with the offering and sale of the shares.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     Since its inception, the Company has operated one pawnshop in Salt Lake
City, Utah, which has generated limited sales and net losses from operations.
While management has plans to open up to an additional four pawnshops in the Salt Lake City, Utah, metropolitan area and, over the long-term, to expand the Company's operations to various geographic areas in the western and central United States lacking sufficient pawn brokerage services, the implementation of these plans is dependent upon PEI's ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations. The Company may also expand through the acquisition of existing pawnshops; however, management has not targeted any existing businesses for acquisition as of the date hereof. Based upon the Company's performance to date, management believes that sales, comprised of pawn service charges and retail merchandise sales, will not be sufficient to finance all future activities, and that it will be necessary to raise additional funds through equity and/or debt financing. Although management intends to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, there can be no assurance that the Company will be able to generate additional capital for expansion and/or other purposes. In the event that only limited additional financing is received, PEI expects its opportunities in the pawn brokerage business to be limited with regard to the establishment of additional retail locations and increasing sales at the Company's sole existing pawnshop in the Salt Lake City, Utah, metropolitan area. Further, even if the Company succeeds in obtaining the level of funding necessary to increase sales at its present location through the expenditure of additional funds for marketing, advertising and/or promotion and/or open additional pawnshops, this will not ensure that the Company will be able to realize a profit from operations.

Results of Operations.
----------------------

     At December 31, 2000, the Company had total assets of $108,929, as compared with total assets of $125,553 at December 31, 1999.

     The Company is classified as a development stage enterprise. The Company received revenues of $153,338 and $160,546 for the years ended December 31, 2000 and 1999, after costs of sales and expenses of $56,973 and $60,845.
The Company had a net losses of ($108,521) and ($71,132), respectively.

Liquidity.
----------

     The Company had cash resources of $5,243 and $4,151, respectively, at December 31, 2000 and 1999. Management believes that its current cash on hand may not be sufficient to meet its expenses during the next 12 months, and that additional advances from members of management, with December 31, 2000 balances for these advances being $102,000, may be required; or funds from other equity or debt financing may be required.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheet - December 31, 2000 and 1999

          Statement of Operations for the years ended
          December 31, 2000 and 1999 and from inception of development stage on November 29, 1989, through December 31, 2000

          Statement of Stockholders' Deficiency for the years from inception to December 31, 2000

          Statements of Cash Flows for the years ended
          December 31, 2000 and 1999 and from inception of development stage on November 29, 1989, through December 31, 2000

          Notes to the Financial Statements

                             CONTENTS

                                                              PAGE

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . .       F-2

BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . .       F-3

STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . .       F-4

STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY (DEFICIT) .       F-5

STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . .       F-6

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . .       F-7

Smith & Company [letterhead]

                       INDEPENDENT AUDITOR'S REPORT

Officers and Directors
Pawnbrokers Exchange, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Pawnbrokers Exchange, Inc.
(a Utah corporation) (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' (deficit) equity, and cash flows for the years ended December 31, 2000 and 1999, and for the period of July 9, 1997 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pawnbrokers Exchange, Inc. (a
Utah Corporation) (a development stage company) as of December 31, 2000 and 1999, and the results of its operations, shareholders' (deficit) equity, and cash flows for the years ended December 31, 2000 and 1999, and for the period of July 9, 1997 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $285,768 at December 31, 2000. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 3, 2001

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

ASSETS
                                                               December 31
                                                             2000      1999

CURRENT ASSETS
Cash                                                       $  5,243 $   4,151
Pawns receivable (Note 1)                                    18,057    28,014
Inventory (Note 1)                                           60,571    60,349

                                  TOTAL CURRENT ASSETS       83,871    92,514

Property & equipment (Note 1)                                25,068    33,039
                                                          $ 108,939 $ 125,553

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable                                           $ 40,523 $   7,640
Accrued expenses                                              7,182     7,838
Loan Payable (Note 8)                                        10,000    10,000
Accrued expenses - related parties (Note 9)                  53,530    33,750
Franchise tax payable                                           100       100
Loans payable - related parties (Note 9)                     92,000    52,000

                             TOTAL CURRENT LIABILITIES      203,335   111,328

                                     TOTAL LIABILITIES      203,335   111,328

SHAREHOLDERS' (DEFICIT) EQUITY

Common stock no par value, 50,000,000
shares authorized; 2,149,000 shares issued
(2,149,000 in 1999)                                         191,372   191,372
Deficit accumulated during development stage               (285,768) (177,147)

                 TOTAL SHAREHOLDERS' (DEFICIT) EQUITY       (94,396)   14,225
                                                           $108,939 $ 125,553

See Notes to the Financial Statements.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS

                                                                    Period
                                                                     from
                                                                    7/9/97
                                            Year Ended             (Date of
                                            December 31,         inception) to
                                          2000       1999         12/31/2000
Sales                                      $ 153,338 $ 160,546  $ 430,291
Cost of Sales                                 56,973    60,845    161,665
                           GROSS PROFIT       96,365    99,701    268,626

Expenses:
 General and Administrative expenses:
  Advertising                                 12,532    20,390     41,878
  Bank charges                                   837       641      2,626
  Depreciation                                 8,148     7,922     24,032
  Insurance                                    1,118     1,091      3,789
  Interest                                     1,667         0      1,667
  Interest - related parties                  19,780    12,480     54,530
  Miscellaneous overhead                       3,960     5,260     12,624
  Office supplies                              2,900     4,937     17,901
  Outside services                            37,736     7,147     53,687
  Payroll and payroll taxes                   70,537    65,149    177,960
  Property taxes                               4,119     3,783     11,353
  Rent - related party                        36,000    36,000    126,000
  Repairs                                      1,085     1,080     10,460
  Utilities                                    4,467     4,953     15,487

                                             204,886   170,833    553,994

             (LOSS) BEFORE INCOME TAXES      108,521)  (71,132)  (285,368)

             PROVISION FOR INCOME TAXES          100       100        400

                              NET (LOSS)   $(108,621) $(71,232) $(285,768)

BASIC AND DILUTED
(LOSS) PER COMMON SHARE
Net (loss) per weighted average common
share outstanding                           $   (.05) $   (.03)

Weighted average number of common
shares outstanding (Note 1)                2,149,000 2,133,939

See Notes to the Financial Statements.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
     Period from July 9, 1997 (date of inception) to December 31, 2000

                                                                Deficit
                                                              Accumulated
                                                                During
                                             Common Stock     Development
                                            Shares     Amount    Stage
Balances at July 9, 1997                          0   $     0  $        0
  Sale of common stock at $.025 per share
  8/15/97                                 2,000,000    50,020
  Net loss for period                                               (38,041)

Balances at December 31, 1997             2,000,000    50,020       (38,041)
  Sale of common stock at $1.00 per share
  July through October                       95,300    95,300
  Capital raising costs                                (7,926)
  Net loss for year                                                 (67,874)

Balances at December 31, 1998             2,095,300   137,394      (105,915)
  Sale of common stock at $1.00 per share
  February through April                     53,700    53,978
  Net loss for year                                                 (71,232)

Balances at December 31, 1999             2,149,000   191,372      (177,147)
  Net loss for year                                                (108,621)

Balances at December 31, 2000             2,149,000  $191,372     $(285,768)

See Notes to the Financial Statements.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                                                                    Period
                                                                     from
                                                                    7/9/97
                                            Year Ended             (Date of
                                            December 31,         inception) to
                                          2000       1999         12/31/2000
OPERATING ACTIVITIES
 Net (loss)                               $(108,621) $(71,232)  $ (285,768)
 Adjustments to reconcile net (loss) to net
 cash required by operating activities:
   Depreciation                               8,148     7,922       24,032

Changes in:
   Pawns receivable                           9,957    (5,303)     (18,057)
   Inventory                                   (222)  (15,448)     (60,571)
   Franchise tax payable                          0         0          100
   Accounts payable and accrued expenses     52,007    17,136      101,235

NET CASH REQUIRED BY OPERATING ACTIVITIES   (38,731)  (66,925)    (239,029)

INVESTING ACTIVITIES
   Purchase of equipment                       (177)   (1,700)     (49,100)

    NET CASH USED IN INVESTING ACTIVITIES      (177)   (1,700)     (49,100)

FINANCING ACTIVITIES
   Stock sold                                     0    53,978      191,372
   Loan                                           0    10,000       10,000
   Loans - related parties                   40,000         0      167,000
   Loan repayments - related parties              0         0      (75,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES    40,000    63,978      293,372

          NET INCREASE (DECREASE) IN CASH     1,092    (4,647)       5,243

              CASH AT BEGINNING OF PERIOD     4,151     8,798            0

                      CASH AT END OF YEAR   $ 5,243  $  4,151     $  5,243

SUPPLEMENTAL INFORMATION
Cash paid for:
   Interest                                 $     0  $      0     $  1,000
   Income taxes                                 100       100          300

See Notes to the Financial Statements.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000, 1999, and 1998


NOTE 1:SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
The Company was incorporated in the State of Utah on July 9, 1997. The Company is engaged in the business of pawn brokering.

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

Property and Equipment
Property and equipment is recorded at cost and is being depreciated over its useful life of five to seven years under the straight-line method. Cost and allowance for depreciation is $49,100 and $(24,032) and $48,923 and $(15,884) at December 31, 2000 and 1999 respectively.

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

Inventory
Inventory consists of items for sale in the normal course of business, and is valued at the lower of cost (first-in, first-out basis) or market. At December 31, 2000, about 20% of the inventory is new and 80% is used, with much of the used inventory consisting of collateral converted to inventory when debtors defaulted on their pawns.

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

Income (Loss) Per Common Share
Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the periods presented.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000, 1999, and 1998


NOTE 2:INCOME TAXES

At December 31, 2000, the Company has a deferred tax asset in the amount of
$111,000.   The amount has been reserved 100% due to the Company's current losses. There is not sufficient basis for recognition of any net deferred tax asset at this time.

The Company has a net operating loss carryforward which expires as follows:

                                       Federal                    Utah
                               Amount  Expiration Date  Amount Expiration Date

  Year ended December 31, 1997 $ 38,041   12/31/2012    $ 37,941  12/31/2012
  Year ended December 31, 1998   67,874   12/31/2018      67,774  12/31/2013
  Year ended December 31, 1999   71,232   12/31/2019      71,132  12/31/2014
  Year ended December 31, 2000  108,621   12/31/2020     108,521  12/31/2015

                               $285,768                 $285,368

NOTE 3:COMMITMENTS

The Company had a triple net lease thru June 30, 1999 on its facility owned by a related entity (owned 50% by the Company's President). The Company exercised its option to renew the lease through June 2001. Monthly lease payments are $3,000. Future minimum lease payments are as follows:

       Year ended December 31, 2001  $         18,000

NOTE 4:RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000, $36,000 was paid or accrued to a related party for rent and $19,780 was accrued to related parties for interest on loans.


During the year ended December 31, 1999, $36,000 was paid or accrued to a related party for rent and $12,480 was accrued to related parties for interest on loans.

During the year ended December 31, 1998, $36,000 was paid to a related party for rent and $1,000 was paid and $19,470 was accrued to related parties for interest on loans.

NOTE 5:STOCK TRANSACTIONS

In 1999, the Company raised $53,978 from the sale of 53,700 shares of its common stock.

In 1998, the Company raised $95,300 from the sale of 95,300 shares of its common stock.

In 1997, the Company raised $50,020 from four(4) related parties from the sale of its common stock.

NOTE 6:FUTURE PLANS

The Company intends to sell 250,000 shares of its common stock for $1.00 per share pursuant to a Regulation 504 D offering. 95,300 shares were sold in 1998 and 53,700 shares were sold in 1999.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000, 1999, and 1998


NOTE 7:GOING CONCERN ITEMS

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2000, the Company has a working capital deficit of $(119,464), an accumulated deficit of $(285,768), and a loss from operations for 2000 of $(108,621). The Company only began operations in December, 1997 and has a substantial need for working capital.

Management feels that loans from related parties will provide sufficient working capital to allow the Company to continue as a going concern in the event the offering described in Note 6 does not provide sufficient working capital.

NOTE 8:LOAN PAYABLE

In 1999, the Company obtained a $10,000 loan. The demand promissory note bears interest at 10% per year.

NOTE 9:LOANS PAYABLE - RELATED PARTIES

At December 31, 2000, the Company owes $10,000, $42,000, $30,000 and $10,000 to four related parties ($10,000, $12,000, $30,000 and $0 in 1999). The loans are due on demand and bear interest at 24% per year. Accrued interest on these loans is $53,530 at December 31, 2000 ($33,750 at December 31, 1999).

NOTE 10:SEGMENT INFORMATION

Sales for 2000 included about $35,900 ($30,600 in 1999) of service charge income collected on pawns. The balance of the sales is from retail sales.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Smith & Company, a Professional Corporation of Certified Public Accountants ("Smith & Company"), 10 West 100 South, Suite 700, Salt Lake City, Utah 84101-1554, has reported upon the Company's Balance Sheets as of December 31, 2000, 1999, and 1998, and the related Statements of Operations, Changes in Shareholders' Equity and Cash Flows for the years ended December 31, 2000, 1999, and 1998, and for the period from inception (July 9, 1997) to December 31, 1999. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Smith & Company through the date hereof.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.



                                            Date of         Date of
                    Positions             Election or     Termination
Name                  Held                Designation   or Resignation
----                  ----                -----------   --------------

Michael Vardakis      President                               *
                      Director                                *

Terry S. Pantelakis   Vice President                          *
                      Director                                *

Angelo Vardakis       Secretary,                              *
                      Treasurer                               *
                      Director                                *

Vincent C. Lombardi   Director of Marketing                   *
                      Shareholder Relations                   *
                      Director                                *

     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Michael Vardakis, age 36, has served as the President and a director of the Company since its organization on July 9, 1997. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, the Vice President and a director of the Company and Mr. Vardakis' father-in-law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother and the Secretary/Treasurer and a director of the Company. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company from which the Company rents office space for its executive offices and pawnshop, since August 1996. Since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, an investment company that he co-owns with Mr. Lombardi, a director of PEI and the President and a director of TMV Holdings. He has been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

     Terry S. Pantelakis, age 60, has served as the Vice President and a director of the Company since its inception on July 9, 1997. He has served, since 1992, as the President, a director and a controlling shareholder of AAA Jewelry & Loan, a closely-held, Salt Lake City, Utah, pawn brokerage business founded by him, which company employs Messrs. Michael and Angelo Vardakis, the President and Secretary/Treasurer, respectively, of the Company, as sales persons. He attended the University of Utah, Salt Lake City, Utah, for a period of two years from 1958 through 1959.

     Angelo Vardakis, age 31 has served as the Secretary/Treasurer and a director of the Company since its inception on July 9, 1997. He has been employed as a sales person by AAA Jewelry & Loan, a Salt Lake City, Utah, pawn brokerage business co-owned and managed by Mr. Pantelakis, the Vice President and a director of PEI and the father-in-law of his brother, Michael Vardakis, the President and a director of the Company. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, the closely-held, Salt Lake City, Utah, jewelry business founded by him and his brother, Michael Vardakis. He has been a manager and a member of M.H.A., LLC, a closely-held, Salt Lake City, Utah, investment company, since November 1997.

     Vincent C. Lombardi, age 36, has served as a director and held the position of Director of Marketing and Shareholder Relations of the Company since its organization on July 9, 1997. In February 1998, he founded Lombardi Research Foundation, Inc., a Sparks, Nevada, company engaged in medical research of which he is the sole owner, the President and a director. Since November 1993, Mr. Lombardi has served as the President, a director and a controlling shareholder of Casa Bella Holdings, Inc. ("Casa Bella Holdings"), a Nevada business consulting firm that he founded. He has served, since June 1996, as the President, a director and a controlling shareholder of TMV Holdings, Sparks, Nevada, a closely-held investment company of which Michael Vardakis, the President and an approximate 75% shareholder of the Company, serves as a director and controlling shareholder. He served, from 1992 through 1994, as the President of Borgen International of Stockholm, a business consulting firm. Mr. Lombardi received a B.S. degree in science from Sierra Nevada College in 1995.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Michael Vardakis, the President and a director of the Company, and Angelo Vardakis, the Secretary, the Treasurer and a director of PEI, are brothers. Terry S. Pantelakis, the Vice President and a director of the Company, is Michael Vardakis' father-in-law.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Forms 3 will be filed for the directors, executive officers and 10% stockholders within 10 days of the filing of this Report. These forms were required to be filed with the Securities and Exchange Commission on or about May 26, 2000. No change in the beneficial ownership of these persons' holdings of securities of the Company has occurred since that time.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                   SUMMARY COMPENSATION TABLE


                                       Long Term Compensation

                 Annual Compensation     Awards      Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                 Other        ities        All
Name and   Year or               Annual Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Compen-rictedlying  Pay-  Comp-
Position   Ended      ($)   ($)  sat'n  Stock Optionsouts ensat'n
-----------------------------------------------------------------

Michael
Vardakis   12/31/00    0     0     0     0      0     0   0
President, 12/31/99    0     0     0     0      0     0   0
Director

Terry S.
Pantelakis 12/31/00    0     0     0     0      0     0   0
Vice       12/31/99    0     0     0     0      0     0   0
President
Director

Angelo
Vardakis   12/31/00    0     0     0     0      0     0   0
Secretary/ 12/31/99    0     0     0     0      0     0   0
Treasurer,
Director

Vincent C.
Lombardi   12/31/00    0     0     0     0      0     0   0
Director   12/31/99    0     0     0     0      0     0   0
Marketing/
Shareholder
Relations,
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2000 and 1999.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 2,149,000 shares of common stock being outstanding.


                                Number of Shares           Percentage
Name and Address               Beneficially Owned           of Class
----------------               ------------------           --------


Michael Vardakis (2)(3)            1,600,000                 74.45%
47 East 400 South
Salt Lake City, Utah  84111

Vincent C. Lombardi (3)              300,000                 13.96%
755 East Greg Street, Suite #25
Sparks, Nevada  89431


     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 2,149,000 shares of the Company's common stock outstanding as of March 27, 2001.

     (2) Executive officer of the Company.

     (3) Member of the Board of Directors of the Company.


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                                     Number of             Percentage of
Name and Address               Shares Beneficially Owned     of Class(1)
----------------               -------------------------     --------
Michael Vardakis (2)(3)                  1,600,000             74.45%
47 East 400 South
Salt Lake City, Utah  84111

Vincent C. Lombardi (3)                    300,000             13.96%
755 East Greg Street, Suite #25
Sparks, Nevada  89431

Terry S. Pantelakis (2)(3)                  50,000              2.33%
350 South State Street
Salt Lake City, Utah  84111

Angelo Vardakis (2)(3)                      50,000              2.33%
350 South State Street
Salt Lake City, Utah  84111

All executive officers and directors     2,000,000             93.07%
as a group (four persons)


     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 2,149,000 shares of the Company's common stock outstanding as of March 27, 2001.

     (2) Executive officer of the Company.

     (3) Member of the Board of Directors of the Company.

     See Item 9, Part II, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     On July 9, 1997, the Company issued and sold 1,600,000 shares, 300,000 shares, 50,000 shares and 50,000 shares, of common stock (an aggregate of 2,000,000 shares) to Messrs. Michael Vardakis, Vincent C. Lombardi, Terry S. Pantelakis and Angelo Vardakis, respectively, in consideration for the payment by each individual of cash in the amount of $27,820 (approximately $.02 per share), $20,000 (approximately $.07 per share), $1,200 (approximately $.02 per share) and $1,000 ($.02 per share), respectively (a total of $50,020). Each of the foregoing individuals serves as a director of PEI and each said individual, except Mr. Lombardi, is an executive officer of the Company. Mr. Lombardi is a key employee of the Company employed in the position of Director of Marketing and Shareholder Relations. The 1,600,000 shares, 300,000 shares, 50,000 shares, and 50,000 shares, of the Company's common stock owned of record and beneficially by Messrs. Michael Vardakis, Lombardi, Pantelakis and Angelo Vardakis, respectively, represent approximately 74.5%, approximately 14%, approximately 2.3% and approximately 2.3%, respectively, of the aggregate 2,149,000 shares of the Company's common stock that is outstanding as of the date hereof. See Item 4, Part III, of the Company's 10-SB Registration Statement, by reference to the Exhibit Index, Item 13, Part III.

     The Company's executive offices and pawn shop are located at 158 South State Street, Salt Lake City, Utah 84111. The facility, a storefront location comprised of approximately 3,500 useable square feet, is leased from M.N.V. Holdings, LLC, a limited liability company 50% owned by Michael Vardakis, the President, a director and an approximate 75% shareholder of PEI, pursuant to a triple net lease at a rental rate of $3,000 per month. The term of the lease, which commenced on June 19, 1997, and terminated on June 19, 1999, has been renewed for an additional two years through June 19, 2001. During the Company's fiscal years ended December 31, 2000 and 1999, $36,000 was paid or accrued annually under this lease. The Company believes that the terms of the lease are comparable to those that could have been obtained from an unaffiliated third party for comparable office space in the Salt Lake City, Utah, area. See Item 7, Part I, of the Company's 10-SB Registration Statement, by reference to the Exhibit Index, Item 13, Part III.

     The following related party notes were outstanding at December 31, 2000:
M.N.V. Holdings, $10,000, dated May 6, 1998; Michael Angelo Jewelers, $42,000, as amended and dated July 16, 1998; Casa Bella Holdings, $30,000, dated April 27, 1998; Brian Armstrong, $10,000, dated May 5, 1999; and Vincent Lombardi, $10,000, dated January 1, 2000. All notes bear interest at the rate of 24% per annum. During the year ended December 31, 2000, Michael Angelo Jewelers loaned the Company $15,000 on January 20, 2000; $5,000 on May 22, 2000; and $5,000 on November 21, 2000. These amounts are included in the amount due to Michael Angelo Jewelers. See Item 7, Part I, of the Company's 10-SB Registration Statement, by reference to the Exhibit Index, Item 13, Part III.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     During the calendar years ended December 31, 2000 and 1999, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

None                 None

     DOCUMENTS INCORPORATED BY REFERENCE

     Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 27, 2000.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PAWNBROKERS EXCHANGE, INC.

Date: 3-28-01                           /s/ Michael Vardakis
      -------------                    ---------------------
                                       By Michael Vardakis
                                       President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        PAWNBROKERS EXCHANGE, INC.



Date: 3-28-01                            /s/ Michael Vardakis
     -------------                      ---------------------
                                        By Michael Vardakis
                                        President and Director

Date:  3-28-01                           /s/ Terry S. Pantelakis
      -------------                     ------------------------
                                        Terry S. Pantelakis
                                        Vice President and Director

Date:  3-28-01                           /s/ Angelo Vardakis
      -------------                     --------------------
                                        Angelo Vardakis
                                        Secretary/Treasurer and Director

Date: 3-28-01                            /s/ Vincent C. Lombardi
      -------------                     ------------------------
                                        Vincent C. Lombardi
                                        Director of Marketing and
                                        Shareholder Relations and Director