Form 10QSB
period 2001-03-31
PAWNBROKERS EXCHANGE INC
filed 2001-05-14
CIK 1069563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001
                               ------------------------

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding as of March 31, 2001
-------------------------                -------------------------------
NO PAR VALUE COMMON STOCK                      2,149,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                             March 31,           December 31,
                                                                                               2001                  2000
                                                                                        ------------------    ------------------
                                                                                            (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS
   Cash                                                                                 $            3,765    $            5,243
   Pawns receivable                                                                                 16,852                18,057
   Inventory                                                                                        59,506                60,571
                                                                                        ------------------    ------------------

                                                                TOTAL CURRENT ASSETS                80,123                83,871

   Property & equipment                                                                             23,031                25,068
                                                                                        ------------------    ------------------

                                                                                        $          103,154    $          108,939
                                                                                        ==================    ==================

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                     $           50,195    $           40,523
   Accrued expenses                                                                                  7,718                 7,182
   Loans payable                                                                                    10,000                10,000
   Accrued expenses - related parties                                                               59,352                53,530
   Franchise tax payable                                                                               100                   100
   Loans payable - related parties                                                                 101,000                92,000
                                                                                        ------------------    ------------------

                                                           TOTAL CURRENT LIABILITIES               228,365               203,335
                                                                                        ------------------    ------------------

                                                                   TOTAL LIABILITIES               228,365               203,335

SHAREHOLDERS' (DEFICIT)
   Common stock no par value, 50,000,000 shares authorized;
     2,149,000 shares issued                                                                       191,372               191,372
   Deficit accumulated during development stage                                                   (316,583)             (285,768)
                                                                                        ------------------    ------------------

                                                       TOTAL SHAREHOLDERS' (DEFICIT)              (125,211)              (94,396)
                                                                                        ------------------    ------------------

                                                                                        $          103,154    $          108,939
                                                                                        ==================    ==================

See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                                                         Three Months Ended        (Date of
                                                                                              March 31,            inception) to
                                                                                        2001            2000           3/31/01
                                                                                    -------------  -------------   ---------------
Sales                                                                               $      32,886  $      43,476   $       463,177
Cost of Sales                                                                              13,288         17,169           174,953
                                                                                    -------------  -------------   ---------------
                                                                     GROSS PROFIT          19,598         26,307           288,224

Expenses:
   General and Administrative expenses:
     Advertising                                                                            3,328          1,200            45,206
     Bank charges                                                                             345            230             2,971
     Depreciation                                                                           2,037          2,037            26,069
     Insurance                                                                              1,105          1,118             4,894
     Interest                                                                                 250            250             1,917
     Interest - related parties                                                             5,822          3,719            60,352
     Miscellaneous overhead                                                                (1,570)         3,051            11,054
     Office supplies                                                                          225          1,325            18,126
     Outside services                                                                       7,040         16,090            60,727
     Payroll and payroll taxes                                                             16,542         16,380           194,502
     Property taxes                                                                         4,649          3,798            16,002
     Rent - related party                                                                   9,000          9,000           135,000
     Repairs                                                                                   54            217            10,514
     Utilities                                                                              1,586          1,083            17,073
                                                                                    -------------  -------------   ---------------

                                                                                           50,413         59,498           604,407
                                                                                    -------------  -------------   ---------------

                                                       (LOSS) BEFORE INCOME TAXES         (30,815)       (33,191)         (316,183)

                                                       PROVISION FOR INCOME TAXES               0              0               400
                                                                                    -------------  -------------   ---------------

                                                                       NET (LOSS)   $     (30,815) $     (33,191)  $      (316,583)
                                                                                    =============  =============   ===============

BASIC AND DILUTED
(LOSS) PER COMMON SHARE
   Net (loss) per weighted average common
     share outstanding                                                              $        (.01) $        (.02)
                                                                                    =============  =============

   Weighted average number of common
     shares outstanding                                                                 2,149,000      2,149,000
                                                                                    =============  =============


See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                                                         Three Months Ended           (Date of
                                                                                              March 31,             inception) to
                                                                                        2001            2000           3/31/01
                                                                                    -------------  -------------   ---------------

OPERATING ACTIVITIES
   Net (loss)                                                                       $     (30,815) $     (33,191)  $      (316,583)
   Adjustments to reconcile net (loss) to net
     cash required by operating activities:
       Depreciation                                                                         2,037          2,037            26,069

   Changes in:
     Pawns receivable                                                                       1,205          3,643           (16,852)
     Inventory                                                                              1,065           (622)          (59,506)
     Franchise tax payable                                                                      0           (100)              100
     Accounts payable and accrued expenses                                                 16,030          3,036           117,265
                                                                                    -------------  -------------   ---------------

                                                              NET CASH REQUIRED BY
                                                              OPERATING ACTIVITIES        (10,478)       (25,197)         (249,507)

INVESTING ACTIVITIES
   Purchase of equipment                                                                        0              0           (49,100)
                                                                                    -------------  -------------   ---------------

                                                                  NET CASH USED IN
                                                              INVESTING ACTIVITIES              0              0           (49,100)

FINANCING ACTIVITIES
   Stock sold                                                                                   0              0           191,372
   Loan                                                                                         0              0            10,000
   Loans - related parties                                                                  9,000         25,000           176,000
   Loan repayments - related parties                                                            0              0           (75,000)
                                                                                    -------------  -------------   ---------------

                                                              NET CASH PROVIDED BY
                                                              FINANCING ACTIVITIES          9,000         25,000           302,372
                                                                                    -------------  -------------   ---------------

                                                   NET INCREASE (DECREASE) IN CASH         (1,478)          (197)            3,765

                                                         CASH AT BEGINNING OF YEAR          5,243          4,151                 0
                                                                                    -------------  -------------   ---------------

                                                             CASH AT END OF PERIOD  $       3,765  $       3,954   $         3,765
                                                                                    =============  =============   ===============

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                       $           0  $           0   $         1,000
     Income taxes                                                                               0            100               300


See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Property and Equipment

Property and equipment is recorded at cost and is being depreciated over its useful life of five to seven years under the straight-line method. Cost of equipment at March 31, 2001 is $49,100 and accumulated depreciation is $26,069.

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

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2001


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


The Company has a net operating loss carryforward which expires as follows:

                                                               Federal                                Utah
                                                   -----------------------------------  -----------------------------------
                                                        Amount        Expiration Date        Amount         Expiration Date
                                                   ---------------   -----------------  ----------------  -----------------
              Year ended December 31, 1997         $        38,041          12/31/2012  $         37,941         12/31/2012
              Year ended December 31, 1998                  67,874          12/31/2018            67,774         12/31/2013
              Year ended December 31, 1999                  71,232          12/31/2019            71,132         12/31/2014
              Year ended December 31, 2000                 108,621          12/31/2020           108,521         12/31/2015
                                                   ---------------                      ----------------

                                                   $       285,768                      $        285,368
                                                   ===============                      ================


Revenue Recognition

Revenue on retail sales is recognized at the time of sale. Service fee revenue on pawns is recognized when collected due to the high default rate on pawns.

NOTE B - GOING CONCERN ITEMS

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2001, the Company has a working capital deficit of $(148,242), an accumulated deficit of $(316,583), and a loss from operations for 2001 of $(30,815). The Company has a substantial need for working capital.

Management feels that loans from related parties will provide sufficient working capital to allow the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is engaged in the business of pawnbrokering.

         Sales for the three months ended March 31, 2001 were $32,886 compared to $43,476 for the prior year. Cost of sales were $13,288 for the three months ended March 31, 2001 compared with $17,169 for the prior year.

         Expenses were $50,413 for the three months ended March 31, 2001, compared with $59,498 for the prior year.

         Sales in 2001 include about $7,200 of service charge income collected on pawns and about $25,700 from retail sales ($7,900 and $35,600 in 2000).

         During 2001, the Company borrowed $9,000 from related parties to help provide working capital. The Company hopes to be able to increase sales to provide working capital in the future. The Company also feels that related parties will provide loans during the next twelve months to allow the Company to continue operating.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PAWNBROKERS EXCHANGE, INC.



Dated:   May 11, 2001               /s/ Michael Vardakis
                                    -----------------------------------------
                                    Michael Vardakis, President and Director