Form 10QSB
period 2001-06-30
PAWNBROKERS EXCHANGE INC
filed 2001-07-25
CIK 1069563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001
                               -----------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     000-30105
                    -------------

                           PAWNBROKERS EXCHANGE, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         Utah                                    84-1421481
--------------------------------        --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

         158 South State Street
         Salt Lake City, Utah                                 84111
--------------------------------------------         ---------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code     (801) 238-0111
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of June 30, 2001
--------------------------                  --------------------------------
NO PAR VALUE COMMON STOCK                   2,149,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                             June 30,            December 31,
                                                                                               2001                  2000
                                                                                        ------------------    ------------------
                                                                                            (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS
   Cash                                                                                 $           10,179    $            5,243
   Pawns receivable                                                                                 16,431                18,057
   Inventory                                                                                        57,605                60,571
                                                                                        ------------------    ------------------

                                                                TOTAL CURRENT ASSETS                84,215                83,871

   Property & equipment                                                                             20,994                25,068
                                                                                        ------------------    ------------------

                                                                                        $          105,209    $          108,939
                                                                                        ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                     $           56,043    $           40,523
   Accrued expenses                                                                                  7,823                 7,182
   Loan Payable                                                                                     10,000                10,000
   Accrued expenses - related parties                                                               65,932                53,530
   Franchise tax payable                                                                                 0                   100
   Loans payable - related parties                                                                 118,000                92,000
                                                                                        ------------------    ------------------

                                                           TOTAL CURRENT LIABILITIES               257,798               203,335
                                                                                        ------------------    ------------------

                                                                   TOTAL LIABILITIES               257,798               203,335

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock no par value, 300,000,000 shares authorized;
     2,149,000 shares issued                                                                       191,372               191,372
   Deficit accumulated during development stage                                                   (343,961)             (285,768)
                                                                                        ------------------    ------------------

                                                TOTAL SHAREHOLDERS' EQUITY (DEFICIT)              (152,589)              (94,396)
                                                                                        ------------------    ------------------

                                                                                        $          105,209    $          108,939
                                                                                        ==================    ==================

See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                          Three Months Ended              Six months Ended            (Date of
                                                               June 30,                       June 30,              inception) to
                                                          2001           2000           2001            2000           6/30/01
                                                     -------------   -------------  -------------  -------------   ---------------
Sales                                                $      33,113   $      36,895  $      65,999  $      80,371   $       496,290
Cost of Sales                                               12,586          13,300         25,874         30,469           187,539
                                                     -------------   -------------  -------------  -------------   ---------------
                                       GROSS PROFIT         20,527          23,595         40,125         49,902           308,751

Expenses:
   General and Administrative expenses:
     Advertising                                             1,865           5,463          5,193          6,663            47,071
     Bank charges                                              238             181            583            411             3,209
     Depreciation                                            2,037           2,037          4,074          4,074            28,106
     Insurance                                                   0               0          1,105          1,118             4,894
     Interest                                                  250             250            500            500             2,167
     Interest - related parties                              6,580           4,119         12,402          7,838            66,932
     Miscellaneous overhead                                  1,312             908           (258)         3,959            12,366
     Office supplies                                           169             864            394          2,189            18,295
     Outside services                                        8,027               0         15,067         16,090            68,754
     Payroll and payroll taxes                              16,733          18,665         33,275         35,045           211,235
     Property taxes                                              0             321          4,649          4,119            16,002
     Rent - related party                                    9,000           9,000         18,000         18,000           144,000
     Repairs                                                   199             343            253            560            10,713
     Utilities                                               1,495           1,390          3,081          2,473            18,568
                                                     -------------   -------------  -------------  -------------   ---------------

                                                            47,905          43,541         98,318        103,039           652,312
                                                     -------------   -------------  -------------  -------------   ---------------

                         (LOSS) BEFORE INCOME TAXES        (27,378)        (19,946)       (58,193)       (53,137)         (343,561)

                         PROVISION FOR INCOME TAXES              0               0              0              0               400
                                                     -------------   -------------  -------------  -------------   ---------------

                                         NET (LOSS)  $     (27,378)  $     (19,946) $     (58,193) $     (53,137)  $      (343,961)
                                                     =============   =============  =============  =============   ===============

(LOSS) PER COMMON SHARE
   Net (loss) per weighted average common
     share outstanding                               $        (.01)  $        (.01) $        (.03) $        (.02)
                                                     =============   =============  =============  =============

   Weighted average number of common
     shares outstanding                                  2,149,000       2,149,000      2,149,000      2,149,000
                                                     =============   =============  =============  =============


See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                                                          Six months Ended            (Date of
                                                                                              June 30,              inception) to
                                                                                        2001            2000           6/30/01
                                                                                    -------------  -------------   ---------------

OPERATING ACTIVITIES
   Net (loss)                                                                       $     (58,193) $     (53,137)  $      (343,961)
   Adjustments to reconcile net (loss) to net
     cash required by operating activities:
       Depreciation                                                                         4,074          4,074            28,106

   Changes in:
     Pawns receivable                                                                       1,626          6,261           (16,431)
     Inventory                                                                              2,966         (3,596)          (57,605)
     Franchise tax payable                                                                   (100)          (100)                0
     Accounts payable and accrued expenses                                                 28,563          9,794           129,798
                                                                                    -------------  -------------   ---------------

                                                              NET CASH REQUIRED BY
                                                              OPERATING ACTIVITIES        (21,064)       (36,704)         (260,093)

INVESTING ACTIVITIES
   Purchase of equipment                                                                        0           (110)          (49,100)
                                                                                    -------------  -------------   ---------------

                                                                  NET CASH USED IN
                                                              INVESTING ACTIVITIES              0           (110)          (49,100)

FINANCING ACTIVITIES
   Stock sold                                                                                   0              0           191,372
   Loan                                                                                         0              0            10,000
   Loans - related parties                                                                 26,000         30,000           193,000
   Loan repayments - related parties                                                            0              0           (75,000)
                                                                                    -------------  -------------   ---------------

                                                              NET CASH PROVIDED BY
                                                              FINANCING ACTIVITIES         26,000         30,000           319,372
                                                                                    -------------  -------------   ---------------

                                                   NET INCREASE (DECREASE) IN CASH          4,936         (6,814)           10,179

                                                         CASH AT BEGINNING OF YEAR          5,243          4,151                 0
                                                                                    -------------  -------------   ---------------

                                                             CASH AT END OF PERIOD  $      10,179  $      (2,663)  $        10,179
                                                                                    =============  =============   ===============

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                       $           0  $           0   $         1,000
     Income taxes                                                                             100            100               400


See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Property and Equipment

Property and equipment is recorded at cost and is being depreciated over its useful life of five to seven years under the straight-line method. Cost of equipment at June 30, 2001 is $49,100 and accumulated depreciation is $28,106.

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

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                  June 30, 2001


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

NOTE B - GOING CONCERN ITEMS

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At June 30, 2001, the Company has a working capital deficit of $(173,583), an accumulated deficit of $(343,961), and a loss from operations for 2001 of $(58,193). The Company has a substantial need for working capital.

Management feels that loans from related parties will provide sufficient working capital to allow the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is engaged in the business of pawnbrokering.

         Sales for the three months ended June 30, 2001 were $33,113 compared to $36,895 for the prior year. Cost of sales were $12,586 for the three months ended June 30, 2001 compared with $13,300 for the prior year.

         Expenses were $47,905 for the three months ended June 30, 2001, compared with $43,541 for the prior year.

         Sales for the six months ended June 30, 2001 were $65,999 compared to $80,371 for the prior year. Cost of sales were $25,874 for the six months ended June 30, 2001 compared with $30,469 for the prior year.

         Expenses were $98,318 for the six months ended June 30, 2001, compared with $103,039 for the prior year.

         Sales in 2001 include about $14,800 of service charge income collected on pawns and about $51,200 from retail sales ($17,300 and $63,000 in 2000).

         During 2001, the Company borrowed $26,000 from related parties to help provide working capital. The Company hopes to be able to increase sales to provide working capital in the future.

                           PART II - OTHER INFORMATION

Item 5.  Other Information.

         On May 8, 2001, the Company incorporated Pawnbrokers Exchange No. One, Inc. as a wholly-owned subsidiary. Pawnbrokers Exchange No. One, Inc. issued 1,000 shares of its common stock to the Company in exchange for all of the assets and liabilities of the Company. Effective July 1, 2001, the operations of the Company will continue through the subsidiary, and the Company will have little activity in the future.

         During the quarter ended June 30, 2001, the Company increased its authorized common stock from 50,000,000 shares to 300,000,000 shares.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None.

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PAWNBROKERS EXCHANGE, INC.



Dated: July 16, 2001               /s/  Michael Vardakis
       ------------------           -----------------------------------------
                                      Michael Vardakis, President and Director