Form 10QSB
period 2001-09-30
PAWNBROKERS EXCHANGE INC
filed 2001-11-07
CIK 1069563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001
                               ----------------------------

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

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                   Outstanding as of September 30, 2001
--------------------------           ------------------------------------
NO PAR VALUE COMMON STOCK            2,149,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                           September 30,         December 31,
                                                                                               2001                  2000
                                                                                        ------------------    ------------------
                                                                                            (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS
   Cash                                                                                 $            2,146    $            5,243
   Pawns receivable                                                                                 18,326                18,057
   Inventory                                                                                        58,848                60,571
                                                                                        ------------------    ------------------

                                                                TOTAL CURRENT ASSETS                79,320                83,871

   Property & equipment                                                                             18,957                25,068
                                                                                        ------------------    ------------------

                                                                                        $           98,277    $          108,939
                                                                                        ==================    ==================

LIABILITIES AND SHAREHOLDERS'  (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                     $           52,288    $           40,523
   Accrued expenses                                                                                  7,512                 7,182
   Loan Payable                                                                                     10,000                10,000
   Accrued expenses - related parties                                                               72,877                53,530
   Franchise tax payable                                                                                 0                   100
   Loans payable - related parties                                                                 123,200                92,000
                                                                                        ------------------    ------------------

                                                           TOTAL CURRENT LIABILITIES               265,877               203,335
                                                                                        ------------------    ------------------

                                                                   TOTAL LIABILITIES               265,877               203,335

SHAREHOLDERS'  (DEFICIT)
   Common stock no par value, 300,000,000 shares authorized;
     2,149,000 shares issued                                                                       191,372               191,372
   Deficit accumulated during development stage                                                   (358,972)             (285,768)
                                                                                        ------------------    ------------------

                                                      TOTAL SHAREHOLDERS'  (DEFICIT)              (167,600)              (94,396)
                                                                                        ------------------    ------------------

                                                                                        $           98,277    $          108,939
                                                                                        ==================    ==================

See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                          Three months Ended              Nine months Ended           (Date of
                                                             September 30,                  September 30,           inception) to
                                                          2001           2000           2001            2000           9/30/01
                                                     -------------   -------------  -------------  -------------   ---------------
Sales                                                $      30,749   $      34,403  $      96,748  $     114,774   $       527,039
Cost of Sales                                               11,618          12,696         37,492         43,165           199,157
                                                     -------------   -------------  -------------  -------------   ---------------
                                       GROSS PROFIT         19,131          21,707         59,256         71,609           327,882

Expenses:
   General and Administrative expenses:
     Advertising                                             2,471           2,629          7,664          9,292            49,542
     Bank charges                                              887             144          1,470            555             4,096
     Depreciation                                            2,037           2,037          6,111          6,111            30,143
     Insurance                                                   0               0          1,105          1,118             4,894
     Interest                                                  250             917            750          1,417             2,417
     Interest - related parties                              6,945           6,172         19,347         14,010            73,877
     Miscellaneous overhead                                 (7,796)           (548)        (8,054)         3,411             4,570
     Office supplies                                           199             549            593          2,738            18,494
     Outside services                                        1,931           1,000         16,998         17,090            70,685
     Payroll and payroll taxes                              17,118          17,921         50,393         52,966           228,353
     Property taxes                                              0               0          4,649          4,119            16,002
     Rent - related party                                    9,000           9,000         27,000         27,000           153,000
     Repairs                                                   211             236            464            796            10,924
     Utilities                                                 889             864          3,970          3,337            19,457
                                                     -------------   -------------  -------------  -------------   ---------------

                                                            34,142          40,921        132,460        143,960           686,454
                                                     -------------   -------------  -------------  -------------   ---------------

                         (LOSS) BEFORE INCOME TAXES        (15,011)        (19,214)       (73,204)       (72,351)         (358,572)

                         PROVISION FOR INCOME TAXES              0               0              0              0              (400)
                                                     -------------   -------------  -------------  -------------   ---------------

                                         NET (LOSS)  $     (15,011)  $     (19,214) $     (73,204) $     (72,351)         (358,972)
                                                     =============   =============  =============  =============   ===============

(LOSS) PER COMMON SHARE
   Net (loss) per weighted average common
     share outstanding                               $        (.01)  $        (.01) $        (.03) $        (.03)
                                                     =============   =============  =============  =============

   Weighted average number of common
     shares outstanding                                  2,149,000       2,149,000      2,149,000      2,149,000
                                                     =============   =============  =============  =============


See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       Period
                                                                                                                        from
                                                                                                                       7/9/97
                                                                                          Nine months Ended           (Date of
                                                                                            September 30,           inception) to
                                                                                        2001            2000           9/30/01
                                                                                    -------------  -------------   ---------------

OPERATING ACTIVITIES
   Net (loss)                                                                       $     (73,204) $     (72,351)  $      (358,972)
   Adjustments to reconcile net (loss) to net
     cash required by operating activities:
       Depreciation                                                                         6,111          6,111            30,143

   Changes in:
     Pawns receivable                                                                        (269)        10,995           (18,326)
     Inventory                                                                              1,723         (3,661)          (58,848)
     Franchise tax payable                                                                   (100)          (100)                0
     Accounts payable and accrued expenses                                                 31,442         16,271           132,677
                                                                                    -------------  -------------   ---------------

                                                              NET CASH REQUIRED BY
                                                              OPERATING ACTIVITIES        (34,297)       (42,735)         (273,326)

INVESTING ACTIVITIES
   Purchase of equipment                                                                        0           (110)          (49,100)
                                                                                    -------------  -------------   ---------------

                                                                  NET CASH USED IN
                                                              INVESTING ACTIVITIES              0           (110)          (49,100)

FINANCING ACTIVITIES
   Stock sold                                                                                   0              0           191,372
   Loan                                                                                         0              0            10,000
   Loans - related parties                                                                 31,200         35,000           198,200
   Loan repayments - related parties                                                            0              0           (75,000)
                                                                                    -------------  -------------   ---------------

                                                              NET CASH PROVIDED BY
                                                              FINANCING ACTIVITIES         31,200         35,000           324,572
                                                                                    -------------  -------------   ---------------

                                                   NET INCREASE (DECREASE) IN CASH         (3,097)        (7,845)            2,146

                                                         CASH AT BEGINNING OF YEAR          5,243          4,151                 0
                                                                                    -------------  -------------   ---------------

                                                             CASH AT END OF PERIOD  $       2,146  $      (3,694)  $         2,146
                                                                                    =============  =============   ===============

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                       $           0  $           0   $         1,000
     Income taxes                                                                             100            100               400


See Notes to Financial Statements.

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.


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

Property and Equipment

Property and equipment is recorded at cost and is being depreciated over its useful life of five to seven years under the straight-line method. Cost of equipment at September 30, 2001 is $49,100 and accumulated depreciation is $30,143.

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

                           PAWNBROKERS EXCHANGE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2001


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

NOTE B - GOING CONCERN ITEMS

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At September 30, 2001, the Company has a working capital deficit of $(186,557), an accumulated deficit of $(358,972), and a loss from operations for 2001 of $(73,204). The Company has a substantial need for working capital.

Management feels that loans from related parties will provide sufficient working capital to allow the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is engaged in the business of pawnbrokering.

     Sales for the three months ended September 30, 2001 were $30,749 compared to $34,403 for the prior year. Cost of sales were $11,618 for the three months ended September 30, 2001 compared with $12,696 for the prior year.

     Expenses were $34,142 for the three months ended September 30, 2001, compared with $40,921 for the prior year.

     Sales for the nine months ended September 30, 2001 were $96,748 compared to $114,774 for the prior year. Cost of sales were $37,492 for the nine months ended September 30, 2001 compared with $43,165 for the prior year.

     Expenses were $132,460 for the nine months ended September 30, 2001, compared with $143,960 for the prior year.

     Sales in 2001 include about $21,300 of service charge income collected on pawns and about $75,400 from retail sales ($24,600 and $90,200 in 2000).

     During 2001, the Company borrowed $31,200 from related parties to help provide working capital. The Company hopes to be able to increase sales to provide working capital in the future.

                           PART II - OTHER INFORMATION

Item 5.  Other Information.

     On May 8, 2001, the Company incorporated Pawnbrokers Exchange No. One, Inc. as a wholly-owned subsidiary. Pawnbrokers Exchange No. One, Inc. issued 1,000 shares of its common stock to the Company in exchange for all of the assets and liabilities of the Company. Effective July 1, 2001, the operations of the Company are continuing through the subsidiary, and the Company will have little activity in the future.

     During the nine months ended September 30, 2001, the Company increased its authorized common stock from 50,000,000 shares to 300,000,000 shares.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None.

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PAWNBROKERS EXCHANGE, INC.



Dated: November 7, 2001             /s/ Michael Vardakis
       -------------------          ----------------------------------------
                                    Michael Vardakis, President and Director