Form 10KSB
period 2001-12-31
PAWNBROKERS EXCHANGE INC
filed 2002-04-09
CIK 1069563

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
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

                           158 South State Street
                         Salt Lake City, Utah 84111
                         --------------------------
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2001 -
$133,556.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 28, 2002 - $111,750. There are approximately 149,000 shares of common voting stock of the Company held by non-affiliates. This valuation is based upon the average bid prices for the common stock of the Registrant on the OTC Bulletin Board of the NASD on February 28, 2002, of $0.75 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                             Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             December 31, 2001

                                2,149,000

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13, Part III.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     December 31, 2001.
     ------------------

     On May 8, 2001, Pawnbrokers Exchange, Inc. ("Pawnbrokers" or the "Company") formed "Pawnbrokers Exchange No. One, Inc.," a Utah corporation ("Pawnbrokers No. One"), and pursuant to a Distribution Agreement, on May 30, 2001, the Company transferred all of its properties, assets and business operations, subject to liabilities, to this subsidiary, and the Company became a holding company, owning all of the outstanding securities of this subsidiary, through which all business operations of the Company where then operated. Copies of the Articles of Incorporation of this subsidiary and the Distribution Agreement are attached hereto and incorporated herein by reference. See Item 13, Part III.

     Events Subsequent to December 31, 2001.
     ---------------------------------------

     On March 25, 2002, the Company declared an 8 for 1 dividend on its outstanding securities that required a mandatory exchange of stock certificates by the holders to receive the dividend. Immediately prior to the declaration of the dividend, certain principal stockholders of the Company delivered 1,649,000 pre-dividend shares to the Company for cancellation to satisfy a condition precedent to the Share Exchange Agreement discussed under this heading below; as a result, following the cancellation of these shares and taking into account the effect of the dividend, there were 4,000,000 post-dividend outstanding shares of the Company.

     On March 22, 2002, the Company filed a "doing business as" Form with the Department of Commerce of State of Utah under the name "Defense Industries International, Inc.," also in contemplation of completing the Share Exchange Agreement discussed under this heading below.

     On March 25, 2002, the Company, Export Erez USA, Inc., a Delaware corporation ("Export Erez") that is a "reporting issuer" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and all of the Export Erez stockholders entered into a Share Exchange Agreement pursuant to which the Company acquired 100% of the outstanding securities of Export Erez, and the stockholders of Export Erez became the controlling stockholders of the Company, owning approximately 84% of its post-Share Exchange Agreement outstanding voting securities. Prior to the closing of the Share Exchange Agreement and the declaration of the aforesaid dividend, certain principal stockholders of the Company contributed for cancellation 1,649,000 pre-dividend shares of common stock that were owned by them as a condition to the closing of the Share Exchange Agreement. Following the closing, in consideration of the assumption and indemnification of the Company and Export Erez from and against any and all liabilities of the Company, Michael Vardakis, who was then the Company's President, was assigned all of the Company's right, title and interest in all of the outstanding securities of its wholly-owned subsidiary, Pawnbrokers No. One. Export Erez was organized to develop high tech products, including stab-proof fabric, ballistic helmets, ballistic ceramic boards, oneway protective windows, Kevlar fabric, dry storage, ballistic wall coverings and oil and fuel pillow type storage tanks. For further information regarding the business operations of Export Erez of which the Company will be a successor, see the filings of Export Erez with the Securities and Exchange Commission that are contained in the EDGAR archives at www.sec.gov. An 8-K Current Report dated March 25, 2002, will be filed regarding the Share Exchange Agreement on or before April 9, 2002.

     Prior Historical Business Developments.
     ---------------------------------------

     For a detailed description of the history and development of the business of the Company from inception to the calendar year ended December 31, 2001, and information on the general business of pawn brokers, see our Registration Statement on Form 10-SB, Part I, Item I, and our 10-KSB Annual Report for the year ended December 31, 2000, which have previously been filed with the Securities and Exchange Commission, and which are incorporated herein by reference. See Item 13, Part III.

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

     The Company, through its wholly owned subsidiary, Pawnbrokers No. One, operates one pawnshop located at its executive offices at 158
South State Street, Salt Lake City, Utah 84111. These offices are leased from an affiliated Utah limited liability company of which Michael Vardakis, the President and a director of the Company, is a 50% owner. Management plans in the future to expand the Company's operations to include as many as four additional pawnshops within the Salt Lake City, Utah, metropolitan area. However, the implementation of these plans is dependent upon PEI's ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations. Depending upon the Company's financial position in the future, its long-range plans include expansion to various geographic areas in the western and central United States lacking sufficient pawn brokerage services. The Company may also expand through the acquisition of existing pawnshops; there are presently no negotiations to acquire any existing businesses at this time.

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

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     *    with a price of less than five dollars per share;

     *    that are not traded on a "recognized" national exchange;

     * whose prices are not quoted on the NASDAQ automated quotation system; or

     * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

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

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

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

Item 2.  Description of Property.
         ------------------------

     The Company's executive offices and pawnshop are located at 158 South State Street, Salt Lake City, Utah 84111. The facility, a storefront location comprised of 3,500 square feet of useable space, is leased from M.N.V. Holdings, LLC ("MNV Holdings"), an affiliated Utah limited liability company owned 50% by Michael Vardakis, the President and a director of the Company, pursuant to a triple net lease at a rental rate of $3,000 per month. The term of the lease, which commenced on June 19, 1997, and terminated on June 19, 1999, was renewed for an additional two years through June 19, 2001, and is now on a month to month basis. The space is expected to be adequate to meet PEI's foreseeable future needs at the South State Street location. However, while the Company plans to establish pawnshops in up to four additional locations in the Salt Lake City, Utah, metropolitan area, these plans have not yet been, and may never be, implemented. The Company's telephone and facsimile numbers are (801) 238-0111 and (801) 532-0325, respectively. See Item 12,
Part III, for information regarding payments made to Mr. Vardakis under this lease.

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

 Item 4.  Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The Company filed an Information Statement with the Securities and Exchange Commission on May 11, 2001. This Information Statement was furnished to the stockholders in connection with resolutions providing for an amendment to the Articles of Incorporation to increase the authorized capital from 50,000,000 shares of common stock to 300,000,000 shares of common stock. The majority stockholder voted in favor of this amendment. See Item 13, Part III.

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

     The range of high and low closing bid quotations for the Company's common stock during each quarter of the calendar year ended December 31, 2000 and 2001, during which the Company's securities have been quoted on the OTC Bulletin Board is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                  BID

Quarter ended:                          High                Low
--------------                          ----                ---


July 3, 2000 and ending
September 30, 2000                      $1                  $1

December 31, 2000                       $1                  $1

March 31, 2001                          $1                  $1

June 30, 2001                           $1                  $0.25

September 30, 2001                      $0.51               $0.25

December 31, 2001                       $0.51               $0.30

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

Results of Operations.
----------------------

     At December 31, 2001, the Company had total assets of $90,149, as compared with total assets of $108,939 at December 31, 2000.

     The Company is classified as a development stage enterprise. The Company received revenues, before costs of sales, of $133,556 and $153,338 for the years ended December 31, 2001 and 2000. The Company had net losses of ($98,246) and ($108,521), respectively.

Liquidity.
----------

     The Company had cash resources of $3,829 and $5,243, respectively, at December 31, 2001 and 2000. Management believes that its current cash on hand may not be sufficient to meet its expenses during the next 12 months, and that additional advances from members of management, with December 31, 2001 balances for these advances being $130,500, may be required; or funds from other equity or debt financing may be required.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2001 and 2000

          Independent Auditors' Report

          Balance Sheet - December 31, 2001 and 2000

          Statement of Operations for the years ended
          December 31, 2001 and 2000 and from inception at July 9, 1997, through December 31, 2001

          Statement of Stockholders' Deficiency for the years from inception to December 31, 2001

          Statements of Cash Flows for the years ended
          December 31, 2001 and 2000 and from inception at July 9, 1997, through December 31, 2001

          Notes to the Financial Statements

                             CONTENTS

                                                              PAGE

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . F-2

CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . .F-3

CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . .F-4

CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
(DEFICIT) . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . .F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . .F-7

Smith & Company [letterhead]

                       INDEPENDENT AUDITOR'S REPORT

Officers and Directors
Pawnbrokers Exchange, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Pawnbrokers Exchange, Inc. (a Utah corporation) (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for the years ended December 31, 2001 and 2000, and for the period of July 9, 1997 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pawnbrokers Exchange, Inc. (a Utah Corporation) (a development stage company) as of December 31, 2001 and 2000, and the results of its operations, shareholders' (deficit) equity, and cash flows for the years ended December 31, 2001 and 2000, and for the period of July 9, 1997 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $383,914 at December 31, 2001. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/Smith & Company
CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 5, 2002, except Note 9 which is dated March 25, 2002

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED BALANCE SHEETS

ASSETS
                                                               December 31
                                                             2001      2000
CURRENT ASSETS
Cash                                                       $  3,829 $   5,243
Pawns receivable (Note 1)                                    14,088    18,057
Inventory (Note 1)                                           55,312    60,571

                                  TOTAL CURRENT ASSETS       73,229    83,871

Property & equipment (Note 1)                                16,920    25,068
                                                          $  90,149 $ 108,939

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable                                           $ 53,058 $  40,523
Accrued expenses                                              8,432     7,182
Loan Payable (Note 6)                                        10,000    10,000
Accrued expenses - related parties (Note 7)                  80,601    53,530
Franchise tax payable                                           200       100
Loans payable - related parties (Note 7)                    130,500    92,000

                             TOTAL CURRENT LIABILITIES      282,791   203,335

                                     TOTAL LIABILITIES      282,791   203,335

SHAREHOLDERS' (DEFICIT) EQUITY

Common stock no par value, 300,000,000
shares authorized; 2,149,000 shares issued
(2,149,000 in 2000)                                         191,372   191,372
Deficit accumulated during development stage               (384,014) (285,768)

                 TOTAL SHAREHOLDERS' (DEFICIT) EQUITY      (192,642)  (94,396)
                                                           $ 90,149  $108,939

See Notes to the Consolidated Financial Statements.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Period
                                                                     from
                                                                    7/9/97
                                            Year Ended             (Date of
                                            December 31,         inception) to
                                          2001       2000         12/31/2001
Sales                                      $ 133,556 $ 153,338  $ 563,847
Cost of Sales                                 53,084    56,973    214,749
                           GROSS PROFIT       80,472    96,365    349,098

Expenses:
 General and Administrative expenses:
  Advertising                                 10,063    12,532     51,941
  Bank charges                                 1,848       837      4,474
  Depreciation                                 8,148     8,148     32,180
  Insurance                                    1,105     1,118      4,894
  Interest                                     1,000     1,667      2,667
  Interest - related parties                  27,071    19,780     81,601
  Miscellaneous overhead                      (9,339)    3,960      3,285
  Office supplies                              2,027     2,900     19,928
  Outside services                            23,416    37,736     77,103
  Payroll and payroll taxes                   66,925    70,537    244,885
  Property taxes                               4,649     4,119     16,002
  Rent - related party                        36,000    36,000    162,000
  Repairs                                        464     1,085     10,924
  Utilities                                    5,141     4,467     20,628

                                             178,518   204,886    732,512

             (LOSS) BEFORE INCOME TAXES      (98,046) (108,521)  (383,414)

             PROVISION FOR INCOME TAXES          200       100        600

                              NET (LOSS)   $ (98,246)$(108,621) $(384,014)

BASIC AND DILUTED
(LOSS) PER COMMON SHARE
Net (loss) per weighted average common
share outstanding                           $   (.05) $   (.05)

Weighted average number of common
shares outstanding (Note 1)                2,149,000 2,149,000

See Notes to the Consolidated Financial Statements.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
     Period from July 9, 1997 (date of inception) to December 31, 2001

                                                                Deficit
                                                              Accumulated
                                                                During
                                             Common Stock     Development
                                            Shares     Amount    Stage
Balances at July 9, 1997                          0   $     0  $        0
  Sale of common stock at $.025 per share
  8/15/97                                 2,000,000    50,020
  Net loss for period                                               (38,041)

Balances at December 31, 1997             2,000,000    50,020       (38,041)
  Sale of common stock at $1.00 per share
  July through October                       95,300    95,300
  Capital raising costs                                (7,926)
  Net loss for year                                                 (67,874)

Balances at December 31, 1998             2,095,300   137,394      (105,915)
  Sale of common stock at $1.00 per share
  February through April                     53,700    53,978
  Net loss for year                                                 (71,232)

Balances at December 31, 1999             2,149,000   191,372      (177,147)
  Net loss for year                                                (108,621)

Balances at December 31, 2000             2,149,000   191,372      (285,768)
  Net loss for year                                                 (98,246)

Balances at December 31, 2001             2,149,000  $191,372     $(384,014)

See Notes to the Consolidated Financial Statements.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                   CONSOLDIATED STATEMENTS OF CASH FLOWS

                                                                    Period
                                                                     from
                                                                    7/9/97
                                            Year Ended             (Date of
                                            December 31,         inception) to
                                          2001       2000         12/31/2001
OPERATING ACTIVITIES
 Net (loss)                               $ (98,246)$(108,621)  $ (384,014)
 Adjustments to reconcile net (loss) to net
 cash required by operating activities:
   Depreciation                               8,148     8,148       32,180

Changes in:
   Pawns receivable                           3,969     9,957      (14,088)
   Inventory                                  5,259      (222)     (55,312)
   Franchise tax payable                        100         0          200
   Accounts payable and accrued expenses     40,856    52,007      142,091

NET CASH REQUIRED BY OPERATING ACTIVITIES   (39,914)  (38,731)    (278,943)

INVESTING ACTIVITIES
   Purchase of equipment                          0      (177)     (49,100)

    NET CASH USED IN INVESTING ACTIVITIES         0      (177)     (49,100)

FINANCING ACTIVITIES
   Stock sold                                     0         0      191,372
   Loan                                           0         0       10,000
   Loans - related parties                   41,500    40,000      208,500
   Loan repayments - related parties         (3,000)        0      (78,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES    38,500    40,000      331,872

          NET INCREASE (DECREASE) IN CASH    (1,414)    1,092        3,829

              CASH AT BEGINNING OF PERIOD     5,243     4,151            0

                      CASH AT END OF YEAR   $ 3,829  $  5,243     $  3,829

SUPPLEMENTAL INFORMATION
Cash paid for:
   Interest                                 $     0  $      0     $  1,000
   Income taxes                                 100       100          400

See Notes to the Consolidated Financial Statements.

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2001 and 2000


NOTE 1:SUMMARY OF HISTORY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
The Company was incorporated in the State of Utah on July 9, 1997. The Company is engaged in the business of pawn brokering through its subsidiary.

Principals of Consolidation
The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiary, Pawnbrokers Exchange No. One, Inc. which was incorporated on May 8, 2001. All significant inter-company transactions have been eliminated on consolidation. At December 31, 2001, all assets and liabilities are owned by the subsidiary.

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

Property and Equipment
Property and equipment is recorded at cost and is being depreciated over its useful life of five to seven years under the straight-line method. Cost and allowance for depreciation is $49,100 and $(32,180) and $49,100 and $(24,032) at December 31, 2001 and 2000 respectively.

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

Inventory
Inventory consists of items for sale in the normal course of business, and is valued at the lower of cost (first-in, first-out basis) or market. At December 31, 2001, about 10% of the inventory is new and 90% is used, with much of the used inventory consisting of collateral converted to inventory when debtors defaulted on their pawns.

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

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001 and 2000


NOTE 2:INCOME TAXES

At December 31, 2001, the Company has a deferred tax asset in the amount of
$130,500.   The amount has been reserved 100% due to the Company's current losses. There is not sufficient basis for recognition of any net deferred tax asset at this time. The increase in the valuation account was $19,500 for 2001.

The Company has a net operating loss carryforward which expires as follows:

                                       Federal                    Utah
                               Amount  Expiration Date  Amount Expiration Date

  Year ended December 31, 1997 $ 38,041   12/31/2012    $ 37,941  12/31/2012
  Year ended December 31, 1998   67,874   12/31/2018      67,774  12/31/2013
  Year ended December 31, 1999   71,232   12/31/2019      71,132  12/31/2014
  Year ended December 31, 2000  108,621   12/31/2020     108,521  12/31/2015
  Year ended December 31, 2001   98,246   12/31/2021      98,046  12/31/2016

                               $384,014                 $383,414

NOTE 3:COMMITMENTS

The Company had a triple net lease thru June 30, 1999 on its facility owned by a related entity (owned 50% by the Company's President). The Company exercised its option to renew the lease through June 2001. Monthly lease payments are $3,000. The lease is now on a month-to-month basis.

NOTE 4:RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, $36,000 was paid or accrued to a related party for rent and $27,071 was accrued to related parties for interest on loans.

During the year ended December 31, 2000, $36,000 was paid or accrued to a related party for rent and $19,780 was accrued to related parties for interest on loans.

NOTE 5:GOING CONCERN ITEMS

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2001, the Company has a working capital deficit of $(209,462), an accumulated deficit of $(383,914), and a loss from operations for 2001 of $(98,146). The Company only began operations in December, 1997 and has a substantial need for working capital.

Management fees that loans from related parties will provide sufficient working capital to allow the Company to continue as a going conern.

NOTE 6:LOAN PAYABLE

In 1999, the Company obtained a $10,000 loan. The demand promissory note bears interest at 10% per year.

NOTE 7:LOANS PAYABLE - RELATED PARTIES

At December 31, 2001, the Company owes $20,000, $68,000, $30,000 and $12,500 to four related parties ($10,000, $42,000, $30,000 and $10,000 in 2000).  The
loans are due on demand and bear interest at 24% per year. Accrued interest on these loans is $80,601 at December 31, 2001 ($53,530 at December 31, 2000).

                        PAWNBROKERS EXCHANGE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2001 and 2000

NOTE 8:SEGMENT INFORMATION

Sales for 2001 included about $28,500 ($35,900 in 2000) of service charge income collected on pawns. The balance of the sales is from retail sales.

NOTE 9:SUBSEQUENT EVENTS

On March 25, 2002, the Company declared an 8 for 1 dividend on its outstanding securities that required a mandatory exchange of stock certificates by the holders to receive the dividend. Immediately prior to the declaration of the dividend, certain principal stockholders of the Company delivered 1,649,000 pre-dividend shares to the Company for cancellation to satisfy a condition precedent to the Share Exchange Agreement discussed below; as a result, following the cancellation of these shares and taking into account the effect of the dividend, there were 4,000,000 post-dividend outstanding shares of the Company.

On March 22, 2002, the Company filed a "doing business as" Form with the Department of Commerce of State of Utah under the name "Defense Industries International, Inc.," also in contemplation of completing the Share Exchange Agreement discussed below.

On March 25, 2002, the Company, Export Erez USA, Inc., a Delaware corporation ("Export Erez") that is a "reporting issuer" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and all of the Export Erez stockholders entered into a Share Exchange Agreement pursuant to which the Company acquired 100% of the outstanding securities of Export Erez, and the stockholders of Export Erez became the controlling stockholders of the Company, owning approximately 84% of its post-Share Exchange Agreement outstanding voting securities. Prior to the closing of the Share Exchange Agreement and the declaration of the aforesaid dividend, certain principal stockholders of the Company contributed for cancellation 1,649,000 pre-dividend shares of common stock that were owned by them as a condition to the closing of the Share Exchange Agreement. Following the closing, in consideration of the assumption and indemnification of the Company and Export Erez from and against any and all liabilities of the Company, Michael Vardakis, who was then the Company's President, was assigned all of the Company's right, title and interest in all of the outstanding securities of its wholly-owned subsidiary, Pawnbrokers No. One.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Smith & Company, a Professional Corporation of Certified Public Accountants ("Smith & Company"), 10 West 100 South, Suite 700, Salt Lake City, Utah 84101-1554, has reported upon the Company's Consolidated Balance Sheets as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, and for the period from inception (July 9, 1997) to December 31, 2001. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Smith & Company through the date hereof.

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

Business Experience.
--------------------

     Michael Vardakis, age 37, has served as the President and a director of the Company since its organization on July 9, 1997. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, the Vice President and a director of the Company and Mr. Vardakis' father-in-law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother and the Secretary/Treasurer and a director of the Company. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company from which the Company rents office space for its executive offices and pawnshop, since August 1996. Since November 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, an investment company that he co-owns with Mr. Lombardi, a director of PEI and the President and a director of TMV Holdings. He has been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

     Terry S. Pantelakis, age 61, has served as the Vice President and a director of the Company since its inception on July 9, 1997. He has served, since 1992, as the President, a director and a controlling shareholder of AAA Jewelry & Loan, a closely-held, Salt Lake City, Utah, pawn brokerage business founded by him, which company employs Messrs. Michael and Angelo Vardakis, the President and Secretary/Treasurer, respectively, of the Company, as sales persons. He attended the University of Utah, Salt Lake City, Utah, for a period of two years from 1958 through 1959.

     Angelo Vardakis, age 32 has served as the Secretary/Treasurer and a director of the Company since its inception on July 9, 1997. He has been employed as a sales person by AAA Jewelry & Loan, a Salt Lake City, Utah, pawn brokerage business co-owned and managed by Mr. Pantelakis, the Vice President and a director of PEI and the father-in-law of his brother, Michael Vardakis, the President and a director of the Company. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, the closely-held, Salt Lake City, Utah, jewelry business founded by him and his brother, Michael Vardakis. He has been a manager and a member of M.H.A., LLC, a closely-held, Salt Lake City, Utah, investment company, since November 1997.

     Vincent C. Lombardi, age 37, has served as a director and held the position of Director of Marketing and Shareholder Relations of the Company since its organization on July 9, 1997. In February 1998, he founded Lombardi Research Foundation, Inc., a Sparks, Nevada, company engaged in medical research of which he is the sole owner, the President and a director. Since November 1993, Mr. Lombardi has served as the President, a director and a controlling shareholder of Casa Bella Holdings, Inc. ("Casa Bella Holdings"), a Nevada business consulting firm that he founded. He has served, since June 1996, as the President, a director and a controlling shareholder of TMV Holdings, Sparks, Nevada, a closely-held investment company of which Michael Vardakis, the President and an approximate 75% shareholder of the Company, serves as a director and controlling shareholder. He served, from 1992 through 1994, as the President of Borgen International of Stockholm, a business consulting firm. Mr. Lombardi received a B.S. degree in science from Sierra Nevada College in 1995.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Form 3's were filed for the directors, executive officers and 10% stockholders on April 26, 2001. These forms were required to be filed with the Securities and Exchange Commission on or about May 26, 2000.

     Form 4's will be filed for the directors, executive officers and 10% stockholders within 10 days of the filing of this Report.

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


                                       Long Term Compensation

                 Annual Compensation     Awards      Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                 Other        ities        All
Name and   Year or               Annual Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Compen-rictedlying  Pay-  Comp-
Position   Ended      ($)   ($)  sat'n  Stock Optionsouts ensat'n
-----------------------------------------------------------------

Michael
Vardakis   12/31/01    0     0     0     0      0     0   0
President, 12/31/00    0     0     0     0      0     0   0
Director

Terry S.
Pantelakis 12/31/01    0     0     0     0      0     0   0
Vice       12/31/00    0     0     0     0      0     0   0
President
Director

Angelo
Vardakis   12/31/01    0     0     0     0      0     0   0
Secretary/ 12/31/00    0     0     0     0      0     0   0
Treasurer,
Director

Vincent C.
Lombardi   12/31/01    0     0     0     0      0     0   0
Director   12/31/00    0     0     0     0      0     0   0
Marketing/
Shareholder
Relations,
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2001 and 2000.

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


     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 2,149,000 shares of the Company's common stock outstanding as of December 31, 2001.

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
as a group (four persons)


     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 2,149,000 shares of the Company's common stock outstanding as of December 31, 2001.

     (2) Executive officer of the Company.

     (3) Member of the Board of Directors of the Company.

     See Item 9, Part II, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     On March 25, 2002, the Company entered into an exchange agreement which resulted in a change of control of the Company. Also, the subsidiary and all of its assets were transferred to the Company's President. An 8-K Current Report regarding this transaction will be filed by April 9, 2002.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     On July 9, 1997, the Company issued and sold 1,600,000 shares, 300,000 shares, 50,000 shares and 50,000 shares, of common stock (an aggregate of 2,000,000 shares) to Messrs. Michael Vardakis, Vincent C. Lombardi, Terry S. Pantelakis and Angelo Vardakis, respectively, in consideration for the payment by each individual of cash in the amount of $27,820 (approximately $.02 per share), $20,000 (approximately $.07 per share), $1,200 (approximately $.02 per share) and $1,000 ($.02 per share), respectively (a total of $50,020). Each of the foregoing individuals served as a director of PEI until March 25, 2002, and each said individual, except Mr. Lombardi, was an executive officer of the Company until that date. Mr. Lombardi is a key employee of the Company employed in the position of Director of Marketing and Shareholder Relations. The 1,600,000 shares, 300,000 shares, 50,000 shares, and 50,000 shares, of the Company's common stock owned of record and beneficially by Messrs. Michael Vardakis, Lombardi, Pantelakis and Angelo Vardakis, respectively, represented approximately 74.5%, approximately 14%, approximately 2.3% and approximately 2.3%, respectively, of the aggregate 2,149,000 shares of the Company's common stock that is outstanding as of the date hereof until March 25, 2002. See
Item 4, Part III, of the Company's 10-SB Registration Statement, by reference to the Exhibit Index, Item 13, Part III.

     The Company's executive offices and pawn shop are located at 158 South State Street, Salt Lake City, Utah 84111. The facility, a storefront location comprised of approximately 3,500 useable square feet, is leased from M.N.V. Holdings, LLC, a limited liability company 50% owned by Michael Vardakis, the President, a director and an approximate 75% shareholder of PEI, pursuant to a triple net lease at a rental rate of $3,000 per month. The term of the lease, which commenced on June 19, 1997, and terminated on June 19, 1999, was renewed for an additional two years through June 19, 2001. During the Company's fiscal years ended December 31, 2001 and 2000, $36,000 and $36,000 was paid or accrued annually under this lease, respectively. The lease was assumed by Pawnbrokers No. One on May 8, 2001. The Company believes that the terms of the lease are comparable to those that could have been obtained from an unaffiliated third party for comparable office space in the Salt Lake City, Utah, area. See Item 7, Part I, of the Company's 10-SB Registration Statement, by reference to the Exhibit Index, Item 13, Part III.

     The following related party notes were outstanding at December 31, 2001:
M.N.V. Holdings, $12,500, dated May 6, 1998; Michael Angelo Jewelers, $68,000, as amended and dated July 16, 1998; Casa Bella Holdings, $30,000, dated April 27, 1998; Brian Armstrong, $10,000, dated May 5, 1999; and Vincent Lombardi, $20,000, dated January 1, 2000. All notes bear interest at the rate of 24% per annum. The notes were assumed by Pawnbrokers No. One on May 8, 2001. See
Item 7, Part I, of the Company's 10-SB Registration Statement, by reference to the Exhibit Index, Item 13, Part III.

Parents of the Issuer.
----------------------

    Except to the extent that the majority stockholders could be considered to be parents, there are no parents.

Transactions with Promoters.
----------------------------

     During the calendar years ended December 31, 2001 and 2000, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

  3                  Articles of Incorporation of Pawnbrokers Exchange No. One

 10                  Distribution Agreement

 21                  Subsidiary

     DOCUMENTS INCORPORATED BY REFERENCE

     10-KSB Annual Report for the year ended December 31, 2000.

     Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 27, 2000.

     Information Statement filed with the Securities and Exchange Commission on May 11, 2001.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PAWNBROKERS EXCHANGE, INC.


Date: As of March 25, 2002             -------------------
                                       By Michael Vardakis
                                       President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        PAWNBROKERS EXCHANGE, INC.




Date: As of March 25, 2002              By/s/Michael Vardakis
                                        Michael Vardakis
                                        President and Director

Date: As of March 25, 2002              By/s/Terry S. Pantelakis
                                        Terry S. Pantelakis
                                        Vice President and Director

Date: As of March 25, 2002              By/s/Angelo Vardakis
                                        Angelo Vardakis
                                        Secretary/Treasurer and Director

Date: As of March 25, 2002              By/s/Vincent C. Lombardi
                                        Vincent C. Lombardi
                                        Director of Marketing and
                                        Shareholder Relations and Director