Form 10QSB
period 2002-03-31
PAWNBROKERS EXCHANGE INC
filed 2002-05-17
CIK 1069563

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( )   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
      EXCHANGE ACT OF 1934

For Quarter Ended:                         Commission File Number:
  March 31, 2002                                 000-30105


                           PAWNBROKERS EXCHANGE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



     UTAH                                           84-1421483
------------------                       ------------------------------
(State or other jurisdiction of          (IRS  Employer  Identification Nunmber)
incorporation or organization)


 Industrial Zone Erez
 P.O. Box 779
 Ashkelon, Israel                                             78101
----------------------------------------    ----------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


                              (011-972-7) 689-1611
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

Yes [X]  No [ ]

The number of shares of Common Stock, no par value per share, outstanding as of March 31, 2002 is 25,000,000.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           PAWNBROKERS EXCHANGE, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

                   PAWNBROKERS EXCHANGE, INC. AND SUBSIDIARIES



                                    CONTENTS


PAGES       1 - 2    CONDENSED  CONSOLIDATED  BALANCE  SHEETS  AS OF MARCH 31,
                     2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE          3      CONDENSED   CONSOLIDATED   STATEMENTS   OF   INCOME   AND
                     COMPREHENSIVE  INCOME  (LOSS) FOR THE THREE  MONTHS ENDED
                     MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGE          4      CONDENSED    CONSOLIDATED   STATEMENT   OF   CHANGES   IN
                     SHAREHOLDERS'  EQUITY FOR THE THREE  MONTHS  ENDED  MARCH
                     31, 2002 (UNAUDITED)

PAGE          5      CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE
                     THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGES       6 - 9    NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (UNAUDITED)

                   PAWNBROKERS EXCHANGE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                             ASSETS
                                                                   March 31,
                                                                      2002         December 31,
                                                                  (Unaudited)          2001
                                                                 ---------------   --------------
CURRENT ASSETS
 Cash and cash equivalents                                     $       509,991   $      781,996
 Trade accounts receivable, net                                      2,003,720        2,461,671
 Trade accounts receivable - related parties, net                      243,683          181,059
 Shareholder note receivable                                           400,000             -
 Other receivables and debit balances                                  426,980          274,840
 Inventories                                                         1,791,650        1,956,072
 Deferred taxes                                                         90,544           97,761
                                                                                -
                                                                 ---------------   --------------
     Total Current Assets                                            5,466,568        5,753,399
                                                                 ---------------   --------------

PROPERTY, PLANT AND EQUIPMENT, NET                                   1,980,157        2,023,200
                                                                 ---------------   --------------

OTHER ASSETS
 Investment in marketable securities                                   574,526          616,105
 Deposits for the severance of employer-employee relations             435,190          472,421
 Deferred taxes, long-term                                             337,295          400,689
 Intangible assets                                                      54,544           61,452
                                                                 ---------------   --------------
     Total Other Assets                                              1,401,555        1,550,667
                                                                 ---------------   --------------

Total assets                                                   $     8,848,280   $    9,327,266
------------                                                     ===============   ==============




   The accompanying notes are an intergral part of the condensed consolidated financial statements.

                  PAWNBROKERS EXCHANGE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                   March 31,
                                                                      2002         December 31,
                                                                  (Unaudited)          2001
                                                                 ---------------   --------------
CURRENT LIABILITIES
 Short-term bank credit                                        $     1,027,056   $      894,981
 Trade accounts payable                                              1,043,716        1,551,470
 Current portion of long-term debt                                     305,210          371,344
 Other accounts payable and credit balances                            861,138        1,011,062
                                                                 ---------------   --------------
     Total Current Liabilities                                       3,237,120        3,828,857
                                                                 ---------------   --------------

LONG-TERM LIABILITIES
 Long-term loans                                                     1,210,970        1,295,440
 Long-term loan - related party                                           -              47,432
 Provision for the severance of employer-employee relations            411,242          431,522
 Minority interest                                                     586,787          572,106
                                                                 ---------------   --------------
     Total Long-Term Liabilities                                     2,208,999        2,346,500
                                                                 ---------------   --------------

Total liabilities                                                    5,446,119        6,175,357
                                                                 ---------------   --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock, no par value, 300,000,000 shares authorized,
  25,000,000 and 21,000,000 issued and outstanding,
  respectively                                                       1,147,485        1,147,485
 Retained earnings                                                   2,883,951        2,468,669
 Accumulated other comprehensive loss                                 (629,275)        (464,245)
                                                                 ---------------   --------------
     Total Shareholders' Equity                                      3,402,161        3,151,909
                                                                 ---------------   --------------


Total liabilities and shareholders' equity                     $     8,848,280   $    9,327,266
------------------------------------------                       ===============   ==============




   The accompanying notes are an intergral part of the condensed consolidated financial statements.

                   PAWNBROKERS EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                           COMPREHENSIVE INCOME (LOSS)
                           ---------------------------
                                   (UNAUDITED)


                                                                        For the       For the
                                                                         Three        Three
                                                                        Months        Months
                                                                         Ended        Ended
                                                                       March 31,      March 31,
                                                                         2002            2001
                                                                     -------------   ------------

NET REVENUES                                                       $   2,621,220   $  1,097,070

COST OF SALES AND PROCESSING                                           1,603,829        757,863
                                                                     -------------   ------------

GROSS PROFIT                                                           1,017,391        339,207
                                                                     -------------   ------------

OPERATING EXPENSES
 Selling expenses                                                         94,667         61,605
 General and administrative expenses                                     230,017         82,272
                                                                     -------------   ------------
     Total Operating Expenses                                            324,684        143,877
                                                                     -------------   ------------

INCOME FROM OPERATIONS                                                   692,707        195,330
                                                                     -------------   ------------

OTHER INCOME (EXPENSE)
 Financial income (expense), net                                         (33,151)        10,966
 Other income                                                              1,005         17,912
                                                                     -------------   ------------
     Total Other Income (Expense)                                        (32,146)        28,878
                                                                     -------------   ------------

INCOME BEFORE INCOME TAXES                                               660,561        224,208

Less: income tax expense                                                 222,193         82,977
                                                                     -------------   ------------

Income before minority interest                                          438,368        141,231

Minority interest                                                         23,086           -
                                                                     -------------   ------------

NET INCOME                                                               415,282        141,231
----------
                                                                     -------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation loss, net of minority interest translation
  loss of $8,405 and $0, respectively                                   (173,400)       (73,844)
 Unrealized gain/loss on available-for-sale securities                     8,370       (125,005)
                                                                     -------------   ------------

 Other comprehensive loss before tax                                    (165,030)      (198,849)
 Income tax benefit related to items of other comprehensive loss          59,411         71,586
                                                                     -------------   ------------

  TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX                            (105,619)      (127,263)
                                                                     -------------   ------------

COMPREHENSIVE INCOME (LOSS)                                        $     309,663   $      13,968
---------------------------
                                                                     =============   ============

Net income per share - basic and diluted                           $        0.02   $       0.01
                                                                     =============   ============

Weighted average number of shares outstanding - basic and diluted     21,311,111     19,949,992
                                                                     =============   ============



   The accompanying notes are an intergral part of the condensed consolidated financial statements.

                   PAWNBROKERS EXCHANGE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                    -----------------------------------------
                                   (UNAUDITED)


                                                   Common Stock               Retained         Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                              Shares           Amount         Earnings        Income (Loss)        Total
                                           -------------    -------------   --------------    ---------------   ------------

Balance, January 31, 2002                   21,000,000    $   1,147,485   $    2,468,669    $      (464,245)  $  3,151,909

Common stock transferred in
 recapitalization                            4,000,000             -                -                  -              -

Foreign currency translation loss                 -                -                -              (173,400)      (173,400)

Unrealized gain on available for sale
 securities                                       -                -                -                 8,370          8,370

Net income 2002                                   -                -             415,282               -           415,282
                                           -------------    -------------   --------------    ---------------   ------------


BALANCE, MARCH 31, 2002                     25,000,000    $   1,147,485   $    2,883,951    $      (629,275)  $  3,402,161
-----------------------                    =============    =============   ==============    ===============   ============


   The accompanying notes are an intergral part of the condensed consolidated financial statements.

                   PAWNBROKERS EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                     For the          For the
                                                                  Three Months     Three Months
                                                                   Ended March      Ended March
                                                                    31, 2002         31, 2001
                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $      415,282   $      141,231
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                         35,403           20,350
  Deferred taxes                                                        70,611            5,437
  Minority interest in income of subsidiary                             23,086             -
  Gain from sale of fixed assets                                          -             (15,424)
  Decrease (increase) in trade accounts receivable                     395,326          (30,864)
  Decrease (increase) in other receivables and debit balances         (152,139)           5,051
  Decrease (increase) in deposits for employee severance                37,231             -
  Decrease (increase) in inventory                                     164,422           34,110
  Increase (decrease) in trade accounts payable                       (507,754)        (194,946)
  Increase (decrease) in provision for the severance of
   employer-employee relations                                         (20,280)          21,552
  Increase (decrease) in other accounts payable and credit
  balances                                                            (149,924)          72,427
                                                                  --------------   --------------
      Net Cash Provided By Operating Activities                        311,264           58,924
                                                                  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (36,141)         (35,508)
  Proceeds from sale of property and equipment                           3,254           17,445
  Funds advanced on behalf of shareholder                             (400,000)            -
  Purchases of marketable securities                                    (8,310)          (8,801)
                                                                  --------------   --------------
      Net Cash Used In Investing Activities                           (441,197)         (26,864)
                                                                  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank credit, net                                          132,075           26,637
  Payments on long term debt                                          (150,604)         (10,650)
  Loan payable - related party                                         (47,432)            -
                                                                  --------------   --------------
      Net Cash (Used In) Provided By Financing Activities              (65,961)          15,987
                                                                  --------------   --------------

EFFECT OF EXCHANGE RATES ON CASH                                       (76,111)         (25,995)
                                                                  --------------   --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (272,005)          22,052

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       781,996          663,295
                                                                  --------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $      509,991   $      685,347
------------------------------------------
                                                                  ==============   ==============

INTEREST PAID                                                   $       48,826   $       89,102
                                                                  ==============   ==============

TAXES PAID                                                      $       32,630   $       59,492
                                                                  ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
---------------------------------------------------------
On March 25, 2002, the Company issued 21,000,000 shares of common stock to acquire Export Erez USA, Inc.



   The accompanying notes are an intergral part of the condensed consolidated financial statements.

                   PAWNBROKERS EXCHANGE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)


NOTE 1      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------      ---------------------------------------------------------

     (A) Basis of Presentation
     -------------------------

     The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

     (B) Principles of Consolidation
     -------------------------------

     The condensed consolidated financial statements include the accounts of Pawnbrokers Exchange, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex.

     The consolidated financial statements for 2001 include the accounts of Export Erez, USA, Inc. and its wholly owned subsidiaries, Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd.

     All intercompany accounts and transactions have been eliminated in consolidation.

     (C) Use of Estimates
     --------------------

     The preparation of financial statements in conformity with Accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (D) Per Share Data
     ------------------

     Basic net income per common share is computed based on the weighted average common shares outstanding during the year. Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year. The computation of weighted average common shares outstanding gives retroactive effect to the recapitalization discussed in Note 4. There were no common stock equivalents outstanding because the exercise price of the common stock equivalents exceeded the average market price of the stock. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

     (E) Interim Consolidated Financial Statements
     ---------------------------------------------

     The condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 2      INVENTORY
------      ---------

     Inventory consisted of the following:

                                                    March 31,        December
                                                       2002          31, 2001
                                                   -------------   -------------
     Raw materials                               $     825,886   $   1,166,086
     Work in process                                   463,888         491,237
     Finished goods                                    501,876         298,749
                                                   -------------   -------------
                                                 $   1,791,650   $   1,956,072
                                                   =============   =============

NOTE 3      SHAREHOLDER LOAN RECEIVABLE
------      ---------------------------

     On January 15, 2002, the Company loaned $400,000 to the company's controlling shareholder. The note is for a term of eleven months maturing December 15, 2002, bears interest of 8% and requires quarterly principal payments.

NOTE 4      RECAPITALIZATION
------      ----------------

     On March 25, 2002, Pawnbrokers Exchange, Inc. ("PEI"), a reporting public company with no assets, liabilities or operations at that time, consummated a share exchange agreement (the "Agreement") with Export Erez USA, Inc., a company incorporated in Delaware ("Export USA") whereby all of the shareholders in Export USA had their shares converted into 21,000,000 shares or 84% of the common stock of PEI.

     Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of the Company and a recapitalization of Export USA. The condensed consolidated financial statements subsequent to the acquisition include the following: (1) the balance sheet consists of the net assets of the Company at historical costs (zero at the acquisition date) and the net assets of Export USA at historical cost. (2) the statement of operations consists of the operations of Export USA for the period presented and the operations of the Company from the recapitalization date.

     As a result of the recapitalization, $1,146,169 was reclassified from additional paid-in capital to common stock in the accompanying March 31, 2002 balance sheet. For comparative purposes, $1,146,169 was reclassified from additional paid-in capital to common stock in the accompanying December 31, 2001 balance sheet in order to conform to the March 31, 2002 presentation.

NOTE 5      BUSINESS COMBINATION
------      --------------------

     Effective June 18, 2001, the Company acquired 76% of the total common stock of Achidatex Nazareth Elite (1977) Ltd. ("Achidatex"). Accordingly, the results of operations of Achidatex are included in the condensed consolidated financial statements for the three months ended March 31, 2002.

     For comparative purposes, following are the summarized unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2001, assuming the acquisition had taken place at the beginning of 2001. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.

     Net revenues                                                $  2,603,749
     Income before income taxes                                  $    176,708
     Income tax expense                                          $     82,977
     Minority interest, net of tax                               $    (11,400)
     Net income                                                  $    105,131
     Net income per share                                        $       0.01

NOTE 6      SEGMENT INFORMATION
------      -------------------

     The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

                           Civilian    Military     Military
                             Local       Local        Export     Consolidated
                           ----------  -----------  -----------  ------------
     March 31, 2002
      Net Sales          $  977,613  $ 1,386,809  $   256,798  $  2,621,220
      Income from
       operations           365,781      264,451       62,475       692,707

     March 31, 2001
      Net Sales          $  486,146  $   516,621  $    94,303  $  1,097,070
      Income from
       operations           118,782       60,988       15,560       195,330


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview
--------

      On March 22, 2002, we filed a "doing business as" Form with the Department of Commerce of State of Utah under the name "Defense Industries International, Inc.," in contemplation of completing the Share Exchange Agreement discussed below.

     On March 25, 2002, pursuant to a Share Exchange Agreement we acquired from the shareholders of Export Erex USA, Inc. all of their equity interests in Export Erez USA, Inc. in exchange for 21,000,000 shares of our common stock issued to the shareholders on a pro rata. Since the acquisition, we have continued the operations of Export Erez USA. For accounting purposes, this acquisition will be treated as a recapitalization of Export Erez USA, Inc. with Export Erez USA, Inc. as the acquirer.

     Our strategic objective is to be the leading global provider of personal military and civilian protective equipment and supplies. We intend to realize our strategic objective through the following:

          -Pursue Strategic Acquisitions: We intend to selectively pursue acquisitions that enhance our product lines and geographic presence in an effort to consolidate our highly fragmented industry and to create a more diverse and global reach for our company in our marketplace.

           -Focus on Internal Growth: We intend to focus on internal expansion of our existing businesses, thereby placing our company in a position to offer an even more comprehensive portfolio of products to satisfy all of our customers' protective equipment needs.

            -Capitalize On Increased Demand For Company Products. As a result of the terrorist attacks on September 11, 2001, and other recent world events, an increased emphasis on safety and protection now exists worldwide. This has translated into increased spending on personal military and civilian protective equipment and supplies. We expect a continued increase in volume for our current major government programs and expect to participate in other existing and future government programs that require our products. We also expect a continued increase in sales to the growing civilian market for our products.

          -Expand Marketing Efforts: In the wake of the terrorist attacks of September 11, 2001, and other recent world events, a greater global recognition regarding the need for our products has materialized. We intend to capitalize on this increased interest in our products by broadening our marketing efforts in an attempt to create better global brand and recognition awareness of our company and our products.

          -Expand Distribution Network and Product Offerings: We intend to widen our distribution network through strategic acquisitions and the development of new products. We believe that a broader product line will enable us to strengthen our relationship with existing customers and attract new customers at the same time.

Results and Plan of Operations
------------------------------

      During 1999, bulletproof vests developed by our company were sent to laboratories in the United States for testing, and following the tests, the products were deemed to have met the American N.I.G. standard . Obtaining this standard has enabled us to enter the American market with its products, and to encourage development of other markets.

      During 2001, ballistic ceramic boards developed by our company were sent to laboratories in Germany for testing, and following the tests, the products were deemed to have met the German qualification standard. Obtaining this standard has enabled us to enter the German and European markets with these products.

      During 1999, the Company modified its Internet Web site in order to participate in the worldwide trend towards more electronic trade. The web site is located at www.exporterez.co.il.

      Expanding our product range requires us to make considerable investments in research and development, and penetrating markets outside Israel also involves heavy expenses. We intend to further develop the following products between 2002 and 2003: anti-stab cloth, ballistic helmets, ballistic ceramic plates, one-way protective windows Kevlar fabric, dry storage, ballistic wall coverings, fuel pillow type storage tanks and mine protective shoes.

      In March 1999, we signed a limited partnership agreement with Orlite Ltd., a public company whose stock is traded on the Tel Aviv stock exchange, for the production of ballistic helmets for export from Israel. The partnership operated throughout 1999 on a limited basis only, because the approval required from the Business Restrictions Authority has not yet been given. The partners decided to terminate the partnership. We purchased all of the equipment from the partnership and intends to independently produce the ballistic helmets.

      On June 12, 2001, we entered into an agreement with Achidatex Nazareth Elit Ltd. and the shareholders of Achidatex Nazareth for the acquisition of 76% of the outstanding shares of Achidatex Nazareth in exchange for the issuance of shares of common stock of our company aggregating 1,050,008 common shares which represents 5% of its then outstanding shares of common stock. The acquisition was effected on June 18, 2001. As part of the acquisition, all patents connected with Achidatex Nazareth and held by its shareholders or anyone on their behalf were transferred to us. Achidatex Nazareth is the manufacturer/producer of ballistic shields, long term storage systems, combat flak jackets and tents.


Three  Months  Ended March 31, 2002  Compared to Three  Months Ended March 31,
2001

      Sales in the three months ended March 31, 2002 increased to $2,621,220 from $1,097,070 for the same three months in 2001. We attribute this increase in sales to the acquisition of Achidatex Ltd. Pro forma sales for March 31, 2001 assuming the acquisition had taken place at the beginning of 2001 were $ 2,603,749 . The breakdown of sales for the three months ended March 31 is as follows:


                                           2002 ($)           2001 ($)
                                          --------          ---------
Sales to the local market-civilian         977,613           486,146
Sales to the local market-military       1,386,809           516,621
Export sales-military                      256,798            94,303
                                         ---------         ---------
      Totals      $                      2,621,220         1,097,070


      Sales to the local market increased by 136%. This increase in sales is explained partly by the acquisition of Achidatex.

      Gross profit for the three months ended March 31, 2002 increased to $1,017,391 from $339,207 for the same three months in 2001.

      The cost of production in the three months ended March 31, 2002 was $1,603,829 compared to $757,863 for the same three months in 2001, an increase of 112%.

      General and administrative costs in the three months ended March 31, 2002 were $230,017 compared to $82,272 for the same three months in 2001, an increase of 180%. This change is primarily the result of the acquisition of Achidatex.

      Unfulfilled open orders at March 31, 2002 totaled $3,000,000 and are scheduled for filling within the four months.

Liquidity and Capital Resources

      Our current activities are financed by short and long term bank loans balanced by short term deposits. The decision regarding the amount of the short term loans was derived from considerations of the yield on the deposit which is generally in foreign currency (receipts from overseas sales), compared to the cost of short term loans. We have positive working capital (current assets less current liabilities). Long term loans derived from acquisition of Achidatex their due spread over five years

During this year and the year following, we anticipate increasing our research and development of certain items, primarily , ballistic helmets, stab-resistant fabric, ceramic ballistic plates and one-way protective windows. We anticipate that in order to fund the research and development for these products, we may effect an offering of our equity securities. If we are unable to effect an offering of our securities, we may fund our research and development through our operating funds. In such event, the timing of our anticipated research and development and subsequent production schedule would be slowed. Management feels we have sufficient capital to meet our current needs.

                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities and Use of Proceeds.

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  None

            (b)   Reports on Form 8-K:

                  None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 16, 2002

                                          PAWNBROKERS EXCHANGE, INC.



                                          By:  /s/ JOSEPH FOSTBINDER
                                              --------------------------------
                                          Name:    Joseph Fostbinder
                                          Title:   President