Form 10QSB
period 2002-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2002-08-14
CIK 1069563

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( )   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
      EXCHANGE ACT OF 1934

For Quarter Ended:               Commission File Number: 000-30105
  June 30, 2002


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



     NEVADA                                          84-1421481
------------------                       ------------------------------
(State or other jurisdiction of          (IRS Employer Identification
incorporation or organization)           Number)



                              Industrial Zone Erez
                                  P.O. Box 779
                             Ashkelon, Israel 78101
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


                               011-972-8-689-1611
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                                  Yes  X  No___
                                      ---

The number of shares of Common Stock, no par value per share, outstanding as of June 30, 2002 is 25,400,000.

Transitional Small Business Disclosure Format (check one):  Yes__  No X
                                                                     ---

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                      (FORMERLY PAWNBROKERS EXCHANGE, INC.)
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES



                                    CONTENTS


PAGES       4 - 5    CONDENSED  CONSOLIDATED  BALANCE  SHEETS  AS OF JUNE  30,
                     2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE          6      CONDENSED   CONSOLIDATED   STATEMENTS   OF   INCOME   AND
                     COMPREHENSIVE  INCOME (LOSS) FOR THE THREE AND SIX MONTHS
                     ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

PAGE          7      CONDENSED    CONSOLIDATED   STATEMENT   OF   CHANGES   IN
                     SHAREHOLDERS'  EQUITY FOR THE SIX  MONTHS  ENDED JUNE 30,
                     2002 (UNAUDITED)

PAGE          9     CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

PAGES      10 - 19   NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (UNAUDITED)

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                             ASSETS
                                                                                    December 31,
                                                                 June 30, 2002         2001
                                                                  (Unaudited)      (As Restated)
                                                                ---------------   --------------
CURRENT ASSETS
 Cash and cash equivalents                                     $       540,054   $      781,996
 Trade accounts receivable, net                                      1,692,195        2,461,671
 Trade accounts receivable - related parties, net                      140,728          181,059
 Shareholder note receivable                                           400,000             -
 Other receivables and debit balances                                  410,610          274,840
 Inventories                                                         1,945,054        1,956,072
 Deferred taxes                                                        105,219           97,761
                                                                 ---------------   --------------
     Total Current Assets                                            5,233,860        5,753,399
                                                                 ---------------   --------------

PROPERTY, PLANT AND EQUIPMENT, NET                                   1,826,348        1,951,147
                                                                 ---------------   --------------

OTHER ASSETS
 Investment in marketable securities                                   521,526          616,105
 Deposits for the severance of employer-employee relations             384,536          472,421
 Deferred taxes, long-term                                             278,847          400,689
 Intangible assets                                                      52,099           61,452
                                                                 ---------------   --------------
     Total Other Assets                                              1,237,008        1,550,667
                                                                 ---------------   --------------

Total assets                                                   $     8,297,216   $    9,255,213
------------
                                                                 ===============   ==============


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   December 31,
                                                                 June 30, 2002         2001
                                                                  (Unaudited)      (As Restated)
                                                                 ---------------   --------------
CURRENT LIABILITIES
 Short-term bank credit                                        $       693,560   $      894,981
 Trade accounts payable                                              1,092,729        1,551,470
 Current portion of long-term debt                                     349,525          371,344
 Other accounts payable and credit balances                            963,307        1,011,062
                                                                 ---------------   --------------
     Total Current Liabilities                                       3,099,121        3,828,857
                                                                 ---------------   --------------

LONG-TERM LIABILITIES
 Long-term loans                                                       650,045        1,295,440
 Long-term loan - related party                                           -              47,432
 Provision for the severance of employer-employee relations            418,884          431,522
 Minority interest                                                     600,445          572,106
                                                                 ---------------   --------------
     Total Long-Term Liabilities                                     1,669,374        2,346,500
                                                                 ---------------   --------------

Total liabilities                                                    4,768,495        6,175,357
                                                                 ---------------   --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock, no par value, 300,000,000 shares authorized,
  25,400,000 and 21,000,000 issued and outstanding,
  respectively                                                       2,069,485        1,147,485
 Retained earnings                                                   3,018,499        2,396,616
 Accumulated other comprehensive loss                                 (680,263)        (464,245)
 Deferred consulting fees                                             (879,000)            -
                                                                 ---------------   --------------
     Total Shareholders' Equity                                      3,528,721        3,079,856
                                                                 ---------------   --------------


Total liabilities and shareholders' equity                     $     8,297,216   $    9,255,213
------------------------------------------
                                                                 ===============   ==============


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                            For the       For the
                                              Three         Three      For the       For the
                                             Months        Months      Six Months    Six Months
                                           Ended June    Ended June    Ended June    Ended June
                                            30, 2002      30, 2001      30, 2002      30, 2001
                                           ------------  ------------  ------------  ------------
REVENUES                                 $  2,692,415  $    942,188  $  5,313,635  $  2,039,258
 Cost of sales and processing               1,663,279       616,126     3,267,108     1,373,989
                                           ------------  ------------  ------------  ------------
 Gross profit                               1,029,136       326,062     2,046,527       665,269
                                           ------------  ------------  ------------  ------------

OPERATING EXPENSES

 Selling expenses                             228,016        40,292       322,683       101,897
 General and administrative expenses          333,121       182,296       599,165       264,568
                                           ------------  ------------  ------------  ------------

TOTAL OPERATING EXPENSES                      561,137       222,588       921,848       366,465
                                           ------------  ------------  ------------  ------------

INCOME FROM OPERATIONS                        467,999       103,474     1,124,679       298,804
                                           ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
 Financial income (expense), net              (33,144)      (41,012)      (66,295)      (30,046)
 Other income - net                            11,915        31,116        12,920        49,028
                                           ------------  ------------  ------------  ------------

TOTAL OTHER INCOME (EXPENSE)                  (21,229)       (9,896)      (53,375)       18,982
                                           ------------  ------------  ------------  ------------

INCOME BEFORE INCOME TAXES                    446,770        93,578     1,071,304       317,786
 Income tax expense                           185,888        14,766       408,081        97,743
                                           ------------  ------------  ------------  ------------

INCOME BEFORE MINORITY INTEREST               260,882        78,812       663,223       220,043
 Minority interest                            (18,254)       (7,313)      (41,340)       (7,313)
                                           ------------  ------------  ------------  ------------

NET INCOME                               $    242,628  $     71,499  $    621,883  $    212,730
                                           ------------  ------------  ------------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain
  (loss), net of minority interest
  translation loss                             10,272        15,702      (163,128)      (58,142)
 Unrealized gain (loss) on
  available-for-sale securities               (61,260)       31,023       (52,890)      (93,982)
                                           ------------  ------------  ------------  ------------
 Other comprehensive income (loss)            (50,988)       46,725      (216,018)     (152,124)
 before tax
 Income tax (expense) benefit related
  to items of other comprehensive
  income                                       18,356       (16,821)       77,766        54,765
                                           ------------  ------------  ------------  ------------

TOTAL OTHER COMPREHENSIVE INCOME
 (LOSS), NET OF TAX                           (32,632)       29,904      (138,252)      (97,359)
                                           ------------  ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)              $    209,996  $    101,403  $    483,631  $    115,371
---------------------------
                                           ============  ============  ============  ============

 Net income per ordinary share - basic
  and diluted                            $       0.01  $       0.00  $       0.03  $       0.01
                                           ============  ============  ============  ============

 Weighted average number of shares
  outstanding during the period -
  basic and diluted                        25,149,171    20,099,993    23,314,917    20,025,407
                                           ============  ============  ============  ============


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)



                                                                                                Accumulated
                                                                                                   Other
                                     Common Stock                 Retained       Deferred       Consulting     Comprehensive
                                       Shares        Amount       Earnings         Fees        Income (Loss)        Total
                                    ------------   -----------   ------------   ------------   ---------------   -------------
Balance, January 1, 2002
 (as previously reported)           21,000,000   $ 1,147,485   $  2,468,669   $       -             (464,245)  $   3,151,909

Prior period adjustment - error
 in depreciation expense                  -             -           (72,053)          -                 -            (72,053)
                                    ------------   -----------   ------------   ------------   ---------------   -------------

Balance, January 1, 2002 (as
 restated)                          21,000,000     1,147,485      2,396,616           -             (464,245)      3,079,856

Common stock transferred in
 recapitalization                    4,000,000          -              -              -                 -               -

Common stock issued for services       400,000       922,000           -          (879,000)             -             43,000

Foreign currency translation loss         -             -              -              -             (163,128)       (163,128)

Unrealized loss on available for
 sale securities                          -             -              -              -              (52,890)        (52,890)

Net income 2002                           -             -           621,883           -                 -            621,883
                                    ------------   -----------   ------------   ------------   ---------------   -------------

BALANCE, JUNE 30, 2002              25,400,000   $ 2,069,485   $  3,018,499   $   (879,000)         (680,263)  $   3,528,721
----------------------              ============   ===========   ============   ============   ===============   =============


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        For The        For The
                                                                      Six Months     Six Months
                                                                      Ended June     Ended June
                                                                       30, 2002       30, 2001
                                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $    621,883   $    212,730
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                          140,983         55,431
  Stock issued for services                                               43,000           -
  Minority interest in income of subsidiary                               28,339           -
  Gain from sale of fixed assets                                            -           (15,377)
  Decrease (increase) in deposits for employee severance                  87,885          1,426
  Decrease (increase) in deferred taxes                                  114,384            221
  Decrease (increase) in trade accounts receivable                       809,806       (337,345)
  Decrease (increase) in other receivables and debit balances           (135,769)         4,486
  Decrease (increase) in inventory                                        11,018         22,860
  Increase (decrease) in trade accounts payable                         (458,741)       (51,457)
  Increase (decrease) in other accounts payable and credit
  balances                                                               (47,755)       109,082
  Increase (decrease) in provision for employee severance                (12,638)         7,676
                                                                      ------------   ------------
      Net Cash Provided By Operating Activities                        1,202,395          9,733
                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (58,312)       (60,927)
  Proceeds from sale of property and equipment                             3,167         17,392
  Investment in marketable securities                                    (17,421)       (18,397)
  Cash acquired in acquisition of Achidatex                                 -            39,147
  Funds advanced on behalf of shareholder                               (400,000)          -
  Advances related to acquisition, net                                      -            56,820
  Loan to subsidiary                                                        -          (480,000)
                                                                      ------------   ------------
      Net Cash Used in Investing Activities                             (472,566)      (445,965)
                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank credit, net                                           (201,421)       515,141
  Payments on long term debt                                            (667,214)       (10,885)
  Loan payable - related party                                           (47,432)          -
                                                                      ------------   ------------
      Net Cash Provided By (Used In) Financing Activities               (916,067)       504,256
                                                                      ------------   ------------

Effect of exchange rate changes on cash                                  (55,704)       (33,315)
                                                                      ------------   ------------

Net increase (decrease) in cash and cash equivalents                    (241,942)        34,709

Cash and cash equivalents - beginning of period                          781,996        663,295
                                                                      ------------   ------------

Cash and cash equivalents - end of period                           $    540,054   $    698,004
-----------------------------------------
                                                                      ============   ============

INTEREST PAID                                                       $     69,546   $     43,665
                                                                      ============   ============

TAXES PAID                                                          $     59,521   $     59,407
                                                                      ============   ============


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
            (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

On March 25, 2002, the Company issued 21,000,000 shares of common stock to acquire Export Erez USA, Inc.

On April 8, 2002, the Company issued 100,000 shares of common stock for consulting services aggregating $172,000 of which $43,000 has been expensed and $129,000 has been deferred at June 30, 2002.

On April 30, 2002, the Company issued 300,000 shares of common stock under a consulting agreement valued at $750,000. No consulting services have been performed to date in connection with this agreement and the entire amount has been deferred.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
            (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A) Basis of Presentation

     The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

     (B) Principles of Consolidation

     The condensed consolidated financial statements for 2002 include the accounts of Defense Industries International, Inc. (formerly Pawnbrokers Exchange, Inc. (see Note 7)) and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex.

     The consolidated financial statements for 2001 include the accounts of Export Erez, USA, Inc. and its wholly owned subsidiaries, Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite from June 18, 2001, the date of acquisition (See Note 5).

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

     (E) Interim Consolidated Financial Statements

     The condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

     (F) Prior Period Adjustment

     The accompanying condensed consolidated balance sheet as of December 31, 2001 has been restated to correct an error for the understatement of depreciation expense during 2001. The effect of the restatement was to decrease net income for 2001 by $72,053. Retained earnings and property, plant and equipment, net in the December 31, 2001 consolidated balance sheet and retained earnings in the consolidated statement of changes in shareholders' equity have been restated for the effects of the prior period adjustment.

NOTE 2      INVENTORY

     Inventory consisted of the following:


                                     June 30, 2002      December 31, 2001
                                     --------------     -----------------
     Raw materials                 $    1,325,855        $   1,166,086
     Work in process                      276,717              491,237
     Finished goods                       342,481              298,749
                                     --------------        -------------
                                   $    1,945,054        $   1,956,072
                                     ==============        =============

NOTE 3      SHAREHOLDER LOAN RECEIVABLE

     On January 15, 2002, the Company loaned $400,000 to the Company's controlling shareholder. The note is for a term of eleven months maturing December 15, 2002, bears interest of 8% and requires quarterly prepaid interest payments only. Interest on this loan was not paid until August 2002 and approximately $10,000 of interest income has been accrued for the period ended June 30, 2002.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4      SHAREHOLDERS' EQUITY

     (A) Recapitalization

     On March 25, 2002, Pawnbrokers Exchange, Inc. ("PEI"), a reporting public company with no assets, liabilities or operations at that time, consummated a share exchange agreement (the "Agreement") with Export Erez USA, Inc., ("Export USA") a company incorporated in Delaware whereby all of the shareholders in Export USA had their shares converted into 21,000,000 shares or 84% of the common stock of PEI.

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

     As a result of the recapitalization, $1,146,169 was reclassified from additional paid-in capital to common stock in the accompanying June 30, 2002 balance sheet. For comparative purposes, $1,146,169 was reclassified from additional paid-in capital to common stock in the accompanying December 31, 2001 balance sheet in order to conform to the June 30, 2002 presentation.

     (B) Issuances of Common Stock

     On April 8, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 100,000 shares of common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. Consulting expense of $43,000 was recognized as of June 30, 2002 and $129,000 is reflected as a deferred consulting expense component of equity.

     On April 30, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 300,000 shares of common stock in return for future consulting services. The 300,000 shares were valued at $750,000 the fair market value of the common stock on the grant date based on the prevailing market price. The contract is in dispute and no services have been performed to date. Counsel for the Company is confident that the Company will prevail and receive its 300,000 shares back. Therefore, no consulting expense was recognized as of June 30, 2002 and $750,000 is reflected as a deferred consulting expense component of equity.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5      BUSINESS COMBINATION

     Effective June 18, 2001, the Company acquired 76% of the total common stock of Achidatex Nazareth Elite (1977) Ltd. ("Achidatex"). Accordingly, the
     results of operations of Achidatex are included in the condensed consolidated financial statements for the six months ended June 30, 2002.

     For comparative purposes, following are the summarized unaudited pro forma condensed consolidated results of operations for the six months ended June 30, 2001, assuming the acquisition had taken place at the beginning of 2001. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.


     Net revenues                                                $  5,157,674
     Income before income taxes                                  $    683,574
     Income tax expense (benefit)                                $   (607,530)
     Minority interest, net of tax                               $    264,368
     Net income                                                  $  1,026,736
     Net income per share                                        $       0.05


NOTE 6      SEGMENT INFORMATION

     The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

                           Civilian    Military     Military
                             Local       Local        Export     Consolidated
                           ----------  -----------  -----------  ------------
     June 30, 2002
      Net Sales          $ 2,011,659 $ 2,506,343  $   795,633  $  5,313,635
      Income from
       operations           560,312      392,739      171,628     1,124,679

     June 30, 2001
      Net Sales          $  960,620  $   804,102  $   274,536  $  2,039,258
      Income from
       operations           177,604       94,086       27,114       298,804


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7      SUBSEQUENT EVENT

     Effective July 8, 2002, the Company changed its corporate domicile from the State of Utah to the State of Nevada (the "re-incorporation"). In order to accomplish the re-incorporation, the Company merged with and into its wholly-owned subsidiary, Defense Industries International, Inc., a Nevada corporation. As a result of the re-incorporation, the Company's name was effectively changed from Pawnbrokers Exchange, Inc. to Defense Industries International, Inc. Each share of Pawnbrokers capital stock issued and outstanding on the effective date was converted into and exchanged for one share of Defense Industries capital stock. Defense Industries is authorized to issue 250,000,000 shares of $.0001 par value common stock and 50,000,000 shares of $.0001 par value preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

OVERVIEW

The strategic objective of Defense Industries International, Inc. is to be the leading global provider of personal military and civilian protective equipment and supplies. We intend to realize our strategic objective through the following:

     -Pursue Strategic Acquisitions: We intend to selectively pursue acquisitions that enhance our product lines and geographic presence in an effort to consolidate our highly fragmented industry and to create a more diverse and global reach for our company in the marketplace.

     -Focus on Internal Growth: We intend to focus on internal expansion of our businesses, thereby placing our company in a position to offer an even more comprehensive portfolio of products to satisfy all of our customers' protective equipment needs.

     -Capitalize On Increased Demand for Company Products. As a result of the terrorist attacks on September 11, 2001, and other recent world events, an increased emphasis on safety and protection now exists worldwide. This has translated into increased spending on personal military and civilian protective equipment and supplies. We expect a continued increase in volume for our current government programs and expect to participate in other existing and future government programs that require our products. We also expect a continued increase in sales to the growing civilian market for our products.

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

RESULTS OF OPERATIONS

  Three Months Ended June 30, 2002 Compared to Three Months Ended June 30,2001
  ----------------------------------------------------------------------------

     SALES AND GROSS PROFIT MARGIN

     Sales in the three months ended June 30, 2002 increased to $2,692,415 or 185.8% from $942,188 for the same three months in 2001. We attribute this increase in sales to the acquisition of Achidatex, Ltd. in June 2001, and the increased demand for our products. The breakdown of sales for the three months ended June 30 is as follows:

                                            2002 ($)   2001 ($)
                                           --------  ---------
Sales to the local market-civilian        1,034,046    474,474
Sales to the local market-military        1,119,535    287,481
Export sales-military                       538,835    180,233

      Totals      $                        2,692,416   942,188


     Gross profit for the three months ended June 30, 2002 increased to $1,029,136 or 215.7% from $326,062 for the same three months in 2001. This increase in gross profit is explained partly by the acquisition of Achidatex, Ltd. in June 2001, and the increased demand for our products. The gross margin for the three months ended June 30, 2002 improved to 38% as compared to 34.6% for the same three months in 2001.

     The cost of production for the three months ended June 30, 2002 was $1,663,279 compared to $616,126 for the same three months in 2001. This change in cost of production is explained partly by the acquisition of Achidatex, Ltd..

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative costs in the three months ended June 30, 2002 were $333,121 compared to $182,296 for the same three months in 2001. This change is explained partly by the acquisition of Achidatex, Ltd.

     INCOME TAX EXPENSE

     Income tax expense for the three months ended June 30, 2002 was $185,888 or 41.6% of income before income taxes, as compared to $14,766 or 15.8% of income before income taxes for the three months ended June 30,2001.

     The effective income tax rate increased in 2002 as compared to 2001 as a result of several factors. Certain stock-based non-cash operating expenses incurred in 2002 at the US holding company level were not deductible against the income generated at the Israel subsidiaries for income tax purposes. In addition, depreciation expense with respect to fixed assets of approximately $1,441,000 acquired in conjunction with the acquisition of a 76% interest in Achidatex Nazareth Elite (1977) Ltd. effective June 18, 2001 is not deductible against income generated in Israel for income tax purposes. Depreciation expense with respect to these fixed assets was approximately $36,000 for the three months ended June 30, 2002. There was no similar depreciation expense for the three months ended June 30, 2001.

     FINANCIAL INCOME / (EXPENSES), NET

     Financial income (expense), net in the three months ended June 30, 2002 were $33,144 compared to $41,012 for the same three months in 2001.

     Six Months  Ended June 30, 2002  Compared to Six Months Ended June 30, 2001
     ---------------------------------------------------------------------------

     SALES AND GROSS PROFIT MARGIN

     Sales in the six months ended June 30, 2002 increased to $5,313,635 from $2,039,258 for the same six months in 2001. We attribute this increase in sales to the acquisition of Achidatex, Ltd. and increased demand for our products. The breakdown of sales for the six months ended June 30 is as follows:

                                           2002 ($)     2001 ($)
                                           --------     -------
Sales to the local market-civilian        2,011,659     960,620
Sales to the local market-military        2,506,343     804,102
Export sales-military                       795,633     274,536

      Totals      $                       5,313,635   2,039,258


     Sales to the local market increased by 109.4% This increase in sales is explained partly by the acquisition of Achidatex, Ltd. and the increased demand for our products. The gross margin for the six months ended June 30, 2002 improved to 39% as compared to 33% for the same six months in 2001.

     Gross profit for the six months ended June 30, 2002 increased to $2,046,527 from $665,269 for the same six months in 2001. This increase in gross profit is explained partly by the acquisition of Achidatex and increased demand for our products.

     The cost of production in the six months ended June 30, 2002 was $3,267,108 compared to $1,373,989 for the same six months in 2001. This change in cost of production is explained partly by the acquisition of Achidatex and increased demand for our products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative costs in the six months ended June 30, 2002 were $599,165 compared to $264,568 for the same six months in 2001. This change is explained partly by the acquisition of Achidatex, Ltd. and the increased demand for our products.

     Unfulfilled open orders at June 30, 2002 totaled $3,000,000 and are scheduled for filling within the next three months.

     INCOME TAX EXPENSE

     Income tax expense for the six months ended June 30, 2002 was $408,081 or 38.1% of income before income taxes, as compared to $97,743 or 30.8% of income before income taxes for the six months ended June 30, 2001.

     The effective income tax rate increased in 2002 as compared to 2001 as a result of several factors. Certain stock-based non-cash operating expenses incurred in 2002 at the US holding company level were not deductible against the income generated at the Israel subsidiaries for income tax purposes. In addition, depreciation expense with respect to fixed assets of approximately $1,441,000 acquired in conjunction with the acquisition of a 76% interest in Achidatex Nazareth Elite (1977) Ltd. effective June 18, 2001 is not deductible against income generated in Israel for income tax purposes. Depreciation expense with respect to these fixed assets was approximately $72,000 for the six months ended June 30, 2002. There was no similar depreciation expense for the six months ended June 30, 2001.

     FINANCIAL INCOME / (EXPENSES), NET

     Financial income (expense), net in the six months ended June 30, 2002 were $66,295 compared to $30,046 for the same three months in 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Our current activities are financed by short and long term bank loans balanced by short term deposits. The decision regarding the amount of the short term loans was derived from considerations of the yield on the deposit which is generally in foreign currency (receipts from overseas sales), compared to the cost of short term loans. We have positive working capital (current assets less current liabilities). Long term loans derived from acquisition of Achidatex, Ltd. their due spread over five years.

     During this year and the year following, we anticipate increasing our research and development of certain items, primarily, ballistic helmets, stab-resistant fabric, ceramic ballistic plates, ballistic wall covering and one-way protective windows. We anticipate total research and development expenses for 2002 and 2003 to be approximately $1,950,000 and $750,000 respectively. We anticipate that in the year 2003 research and development expenses will drop to approximately $350,000. The development of these products will be with staff engineers. With respect to ballistic helmets, we anticipate that these products will be approximately in 20% production by the end of this year, increasing to full production by the year 2005. We anticipate that in order to fund the research and development for these products, we may effect an offering of our equity securities. If we are unable to effect an offering of our securities, we may fund our research and development through our operating funds. In such event, the timing of our anticipated research and development and subsequent production schedule would be slowed.

     RECENT ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING POLICIES


     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

     PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements for 2002 include the accounts of Defense Industries International, Inc. (formerly Pawnbrokers Exchange, Inc. (see
Note 7)) and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex.

The consolidated financial statements for 2001 include the accounts of Export Erez, USA, Inc. and its wholly owned subsidiaries, Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite from June 18, 2001, the date of acquisition (See Note 5).

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

     USE OF ESTIMATES

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

     PER SHARE DATA

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

     INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

     PRIOR PERIOD ADJUSTMENT

The accompanying condensed consolidated balance sheet as of December 31, 2001 has been restated to correct an error for the understatement of depreciation expense during 2001. The effect of the restatement was to decrease net income for 2001 by $72,053. Retained earnings and property, plant and equipment, net in the December 31, 2001 consolidated balance sheet and retained earnings in the consolidated statement of changes in shareholders' equity have been restated for the effects of the prior period adjustment.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities and Use of Proceeds.

     On April 8, 2002 the Company entered into a one year agreement with a consultant whereby the Company issued 100,000 shares of unregistered common stock in return for future consulting services.

     On April 30, 2002 the Company entered into a one year agreement with a consultant whereby the Company issued 300,000 shares of unregistered common stock in return for future consulting services. The contract is in dispute. Counsel for the Company is confident that the Company will prevail in receive its 300,000 shares back. (See Note 4 - Shareholders' Equity {B} Issuances of Common Stock).

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

     In June 2002, a majority of the shareholders representing 21,000,000 shares of the 25,000,000 shares outstanding of the common stock as of May 30, 2002, consented in writing to: (1)a change of domicile merger to effect a transfer of the Company's domicile from the State of Utah to the State of Nevada; and (2) adoption of a Stock Option Plan. Reference is made to the information contained in our Definitive Information Statement made pursuant to Section 14(C) of the Securities Exchange Act of 1934, filed with the Securities & Exchange Commission on June 14, 2002.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

         99.1 Sarbanes-Oxley Certification

      (b)   Reports on Form 8-K:

         None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 2002

                                          DEFENSE INDUSTRIES INTERNATIONAL, INC.



                                          By:  /s/ Joseph Fostbinder
                                              --------------------------------
                                          Name:    Joseph Fostbinder
                                          Title:   President