Form 10QSB
period 2002-10-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2002-11-14
CIK 1069563

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( )   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
      EXCHANGE ACT OF 1934

For Quarter Ended:               Commission File Number: 000-30105
September 30,2002


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



     NEVADA                                                 84-1421481
-------------------------------                 ----------------------------
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

Transitional Small Business Disclosure Format (check one):  Yes __    No X

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                      (FORMERLY PAWNBROKERS EXCHANGE, INC.)
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES



                                    CONTENTS


PAGES       1 - 2    CONDENSED  CONSOLIDATED  BALANCE  SHEETS AS OF  SEPTEMBER
                     30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE          3      CONDENSED   CONSOLIDATED   STATEMENTS   OF   INCOME   AND
                     COMPREHENSIVE  INCOME  (LOSS)  FOR  THE  THREE  AND  NINE
                     MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

PAGE          4      CONDENSED    CONSOLIDATED   STATEMENT   OF   CHANGES   IN
                     SHAREHOLDERS'  EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER
                     30, 2002 (UNAUDITED)

PAGE          5      CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE
                     NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

PAGES       6 - 11   NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                     (UNAUDITED)

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                   FORMERLY EXPORT EREZ LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2002


                                             ASSETS
                                                                 September 30,     December 31,
                                                                      2002             2001
                                                                  (Unaudited)
(As Restated)
                                                                 ---------------   --------------
CURRENT ASSETS
 Cash and cash equivalents                                     $       611,060   $      781,996
 Trade accounts receivable, net                                      2,190,106        2,461,671
 Trade accounts receivable - related parties, net                      103,723          181,059
 Shareholder note receivable                                           400,000             -
 Other assets                                                          389,131          274,840
 Inventories                                                         1,483,840        1,956,072
 Deferred taxes                                                        101,925           97,761
                                                                 ---------------   --------------
     Total Current Assets                                            5,279,785        5,753,399
                                                                 ---------------   --------------

PROPERTY, PLANT AND EQUIPMENT, NET                                   1,800,513        1,951,147
                                                                 ---------------   --------------

OTHER ASSETS
 Investment in marketable securities                                   480,764          616,105
 Deposits for the severance of employer-employee relations             371,180          472,421
 Deferred taxes, long-term                                              35,902          400,689
 Intangible assets                                                      48,786           61,452
                                                                 ---------------   --------------
     Total Other Assets                                                936,632        1,550,667
                                                                 ---------------   --------------

TOTAL ASSETS                                                   $     8,016,930   $    9,255,213
                                                                 ===============   ==============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 September 30,     December 31,
                                                                      2002             2001
                                                                  (Unaudited)
(As Restated)                                                    ---------------   --------------
CURRENT LIABILITIES
 Short-term bank credit                                        $       693,698   $      894,981
 Trade accounts payable                                              1,227,336        1,551,470
 Current portion of long-term debt                                     340,710          371,344
 Other liabilities                                                     453,355        1,011,062
                                                                 ---------------   --------------
     Total Current Liabilities                                       2,715,099        3,828,857
                                                                 ---------------   --------------

LONG-TERM LIABILITIES
 Long-term loans                                                       570,298        1,295,440
 Long-term loan - related party                                           -              47,432
 Provision for the severance of employer-employee
 relations                                                             399,399          431,522
 Minority interest                                                     708,055          572,106
                                                                 ---------------   --------------
     Total Long-Term Liabilities                                     1,677,752        2,346,500
                                                                 ---------------   --------------

Total liabilities                                                    4,392,851        6,175,357
                                                                 ---------------   --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 50,000,000 shares
  authorized, none issued and outstanding                                 -                -
 Common stock, $.0001 par value, 250,000,000 shares
  authorized, 25,400,000 and 21,000,000 issued and
  outstanding, respectively                                              2,540            2,100
 Additional paid-in capital                                          2,066,945        1,145,385
 Retained earnings                                                   3,161,365        2,396,616
 Accumulated other comprehensive loss                                 (770,771)        (464,245)
 Deferred consulting fees                                             (836,000)            -
                                                                 ---------------   --------------
     Total Shareholders' Equity                                      3,624,079        3,079,856
                                                                 ---------------   --------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $     8,016,930   $    9,255,213
                                                                 ===============   ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
            (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                             For the       For the       For the       For the
                                            Three            Three         Nine          Nine
                                            Months          Months        Months        Months
                                            Ended            Ended         Ended         Ended
                                            September      September     September     September
                                             30, 2002      30, 2001      30, 2002      30, 2001
                                            -----------   ------------  ------------  ------------
REVENUES                                  $ 2,586,107   $  3,599,774  $  7,899,742  $  5,639,032
 Cost of sales and processing               1,778,018      2,438,100     5,045,126     3,812,089
                                            -----------   ------------  ------------  ------------
 Gross profit                                 808,089      1,161,674     2,854,616     1,826,943
                                            -----------   ------------  ------------  ------------

OPERATING EXPENSES
 Selling                                      106,593        122,385       429,276       224,282
 General and administrative                   349,113        452,228       948,278       716,796
                                            -----------   ------------  ------------  ------------

TOTAL OPERATING EXPENSES                      455,706        574,613     1,377,554       941,078
                                            -----------   ------------  ------------  ------------

INCOME FROM OPERATIONS                        352,383        587,061     1,477,062       885,865
                                            -----------   ------------  ------------  ------------

OTHER INCOME (EXPENSE)
 Interest, dividends and gain (loss) on
  sales of securities, net                    (32,988)       (26,509)      (99,283)      (56,555)
 Other income - net                             1,077          4,878        13,997        53,906
                                            -----------   ------------  ------------  ------------
                                            -----------   ------------  ------------  ------------

TOTAL OTHER INCOME (EXPENSE)                  (31,911)       (21,631)      (85,286)       (2,649)
                                            -----------   ------------  ------------  ------------

INCOME BEFORE INCOME TAXES                    320,472        565,430     1,391,776       883,216
 Income tax expense                            64,679        268,619       472,760       366,362
                                            -----------   ------------  ------------  ------------

INCOME BEFORE MINORITY INTEREST               255,793        296,811       919,016       516,854
 Minority interest                            112,927         36,474       154,267        43,787
                                            -----------   ------------  ------------  ------------

NET INCOME                                $   142,866   $    260,337  $    764,749  $    473,067
                                            -----------   ------------  ------------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain
  (loss), net of minority interest
  translation loss                            (40,498)       (98,235)     (203,626)     (156,377)
 Unrealized gain (loss) on
  available-for-sale securities               (36,682)       (72,453)      (89,572)     (166,435)
                                            -----------   ------------
                                                                        ------------  ------------
 Other comprehensive income (loss)            (77,180)      (170,688)     (293,198)     (322,812)
 before tax
 Income tax (expense) benefit related to
  items of other comprehensive income          27,785         61,447       105,551       116,212
                                            -----------   ------------  ------------  ------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX                                   (49,395)      (109,241)     (187,647)     (206,600)
                                            -----------   ------------  ------------  ------------

COMPREHENSIVE INCOME (LOSS)               $    93,471   $    151,096  $    577,102  $    266,467
                                            ===========   ============  ============  ============

 Net income per share - basic and diluted $      0.01   $       0.01  $       0.03  $       0.02
                                            ===========   ============  ============  ============

 Weighted average number of shares
  outstanding during the period - basic
  and diluted                               25,400,000    21,000,000    24,017,582    20,353,841
                                            ===========   ============  ============  ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
            (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                        Common Stock         Additional    Retained     Deferred      Accumulated
                                                                                                         Other
                                                              Paid-In                   Consulting    Comprehensive
                                                                                                         Income
                                     Shares       Amount      Capital      Earnings        Fees          (Loss)         Total
                                    ----------   ---------   -----------   ----------   -----------   -------------   ----------
                                                                                                      $
Balance, January 1, 2002 (as
 previously reported)               21,000,000 $   2,100   $ 1,145,385   $ 2,468,669  $      -           (464,245)  $ 3,151,909

Prior period adjustment - error
 in depreciation expense                -           -             -         (72,053)         -               -         (72,053)
                                    ----------   ---------   -----------   ----------   -----------   -------------   ----------

Balance, January 1, 2002 (as
 restated)                          21,000,000     2,100     1,145,385     2,396,616         -           (464,245)    3,079,856

Common stock transferred in
 recapitalization                   4,000,000        400          (400)        -             -               -            -

Common stock issued for services     400,000          40       921,960         -         (836,000)           -          86,000

Foreign currency translation loss       -           -             -            -             -           (216,954)    (216,954)

Unrealized loss on available for
 sale securities                        -           -             -            -             -            (89,572)     (89,572)

Net income 2002                         -           -             -         764,749          -               -         764,749
                                    ----------   ---------   -----------   ----------   -----------   -------------   ----------
                                    ----------   ---------   -----------   ----------   -----------   -------------   ----------

BALANCE, SEPTEMBER 30, 2002         25,400,000 $   2,540   $ 2,066,945   $ 3,161,365  $  (836,000)       (770,771)  $ 3,624,079
                                    ==========   =========   ===========   ==========   ===========   =============   ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
            (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        For The        For The
                                                                         Nine           Nine
                                                                        Months         Months
                                                                         Ended          Ended
                                                                      September      September
                                                                      30, 2002       30, 2001
                                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                         $    764,749   $    473,067
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                          211,740        122,009
  Stock issued for services                                               86,000           -
  Minority interest in income of subsidiary                              154,267         43,786
  Gain from sale of fixed assets                                            -           (24,902)
 Changes in operating assets and liabilities:
  Decrease (increase) in deposits for employee severance                 101,241         31,090
  Decrease (increase) in deferred taxes                                  360,623        206,643
  Decrease (increase) in trade accounts receivable                       348,900       (140,338)
  Decrease (increase) in other assets                                   (114,290)      (195,261)
  Decrease (increase) in inventory                                       472,232        371,778
  Increase (decrease) in trade accounts payable                         (324,135)      (573,716)
  Increase (decrease) in other liabilities                              (557,707)       153,553
  Increase (decrease) in provision for employee severance                (32,123)       (11,862)
                                                                      ------------   ------------
      Net Cash Provided By Operating Activities                        1,471,497        455,847
                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (111,381)       (80,033)
  Proceeds from sale of property and equipment                             3,171         27,221
  Investment in marketable securities                                    (27,753)       (27,699)
  Cash acquired in acquisition of Achidatex                                 -            39,147
  Funds advanced on behalf of shareholder                               (400,000)          -
  Advances related to acquisition, net                                      -            56,820
  Loan to subsidiary                                                        -          (480,000)
                                                                      ------------   ------------
      Net Cash Used in Investing Activities                             (535,963)      (464,544)
                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank credit, net                                           (201,282)        13,116
  Payments on long term debt                                            (755,776)       (16,527)
  Loan payable - related party                                           (47,432)          -
                                                                      ------------   ------------
      Net Cash Used In Financing Activities                           (1,004,490)        (3,411)
                                                                      ------------   ------------

Effect of exchange rate changes on cash                                 (101,980)       (60,186)
                                                                      ------------   ------------

Net decrease in cash and cash equivalents                               (170,936)       (72,294)

Cash and cash equivalents - beginning of period                          781,996        663,295
                                                                      ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $    611,060   $    591,001
                                                                      ============   ============

INTEREST PAID                                                       $    103,691   $     45,886
                                                                      ============   ============

TAXES PAID                                                          $     94,008   $     67,419
                                                                      ============   ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

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

     (B) PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements for 2002 include the accounts of Defense Industries International, Inc. (formerly Pawnbrokers Exchange, Inc. (see below)) and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (1977) Ltd. (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex.

     The condensed consolidated financial statements for 2001 include the accounts of Export Erez, USA, Inc. and its wholly owned subsidiaries, Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. for the periods ended September 30, 2001 and its 76% owned subsidiary Achidatex Nazareth Elite (1977) Ltd. from June 18, 2001, the date of acquisition (See Note 5).

     On July 8, 2002, the Company changed its corporate domicile from the State of Utah to the State of Nevada (the "re-incorporation"). In order to accomplish the re-incorporation, the Company merged with and into its wholly owned inactive subsidiary, Defense Industries International, Inc., a Nevada corporation organized on July 1, 2002. As a result of the re-incorporation, the Company's name was effectively changed from Pawnbrokers Exchange, Inc. to Defense Industries International, Inc. Each share of Pawnbrokers capital stock issued and outstanding on the effective date was converted into and exchanged for one share of Defense Industries capital stock. Defense Industries is authorized to issue 250,000,000 shares of $.0001 par value common stock and 50,000,000 shares of $.0001 par value preferred stock. As a result, the Company's common stock changed from no par value to a par value of $.0001. Accordingly, the December 31, 2001 condensed consolidated balance sheet and the condensed consolidated statement of changes in stockholders' equity have been retroactively restated to effectuate the change.

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

     (E) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

     (F) PRIOR PERIOD ADJUSTMENT

     The accompanying condensed consolidated balance sheet as of December 31, 2001 has been restated to correct an error for the understatement of depreciation expense during 2001. The effect of the restatement was to decrease net income for 2001 by $72,053. Retained earnings and property, plant and equipment, net in the December 31, 2001 consolidated balance sheet and retained earnings in the condensed consolidated statement of changes in shareholders' equity have been restated for the effects of the prior period adjustment.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
            (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     (G) NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not believe the adoption of this standard will have a material impact the financial statements.

     (H) RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2      INVENTORY

     Inventory consisted of the following:

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
            (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                    September        December
                                                    30, 2002         31, 2001
                                                  --------------   -------------
     Raw materials                              $    1,032,394   $   1,166,086
     Work in process                                   286,953         491,237
     Finished goods                                    164,493         298,749
                                                  --------------   -------------
                                                $    1,483,840   $   1,956,072
                                                  ==============   =============

NOTE 3      SHAREHOLDER NOTE RECEIVABLE

     On January 15, 2002, the Company loaned $400,000 to the Company's controlling shareholder. The note is for a term of eleven months maturing December 15, 2002, bears interest of 8% and requires quarterly prepaid interest payments only. Interest paid on the note for the nine months ended September 30, 2002 amounted to $10,000. The remaining interest payable and princpal will be paid at maturity.

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

     Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of PEI and a recapitalization of Export USA. The condensed consolidated financial statements subsequent to the acquisition include the following:
     (1) the balance sheet consists of the net assets of PEI at historical costs (zero at the acquisition date) and the net assets of Export USA and subsidiaries at historical cost. (2) the statement of operations consists of the operations of Export USA and subsidiaries for the period presented and the operations of PEI from the recapitalization date.

     (B) ISSUANCES OF COMMON STOCK

     On April 8, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 100,000 shares of common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. Consulting expense of $86,000 was recognized as of September 30, 2002 and $86,000 is reflected as a deferred consulting expense component of equity.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
            (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     On April 30, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 300,000 shares of common stock in return for future consulting services. The 300,000 shares were valued at $750,000 the fair market value of the common stock on the grant date based on the prevailing market price. The contract is in dispute and no services have been performed to date. Counsel for the Company is confident that the Company will prevail and receive its 300,000 shares back. Therefore, no consulting expense was recognized as of September 30, 2002 and $750,000 is reflected as a deferred consulting expense component of equity.

NOTE 5      BUSINESS COMBINATION

     Effective June 18, 2001, the Company acquired 76% of the total common stock of Achidatex Nazareth Elite (1977) Ltd. ("Achidatex"). Accordingly, the results of operations of Achidatex are included in the condensed consolidated financial statements for the nine months ended September 30, 2002.

     For comparative purposes, following are the summarized unaudited pro forma condensed consolidated results of operations for the nine months ended September 30, 2001, assuming the acquisition had taken place at the beginning of 2001. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.

     Net revenues                                                $  8,678,481
     Income before income taxes                                  $  1,245,722
      Income tax expense (benefit)                               $   (333,068)
     Minority interest, net of tax                               $    298,651
     Net income                                                  $  1,280,139
     Net income per share                                        $       0.06

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

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
            (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                             Civilian    Military     Military
                               Local       Local        Export     Consolidated
                             ----------  -----------  -----------  ------------
     September 30, 2002
      Net Sales            $ 2,699,092 $ 3,272,312  $ 1,928,338  $  7,899,742
      Income from
       operations             660,149      514,804      302,109     1,477,062

     September 30, 2001
      Net Sales            $ 2,264,649 $ 2,514,289  $   860,094  $  5,639,032
      Income from
       operations             397,332      379,422      109,111       885,865

NOTE 7      SUBSEQUENT EVENT

     On October 24, 2002, the Company entered into a consulting agreement with KPMG Corporate Finance, LLC ("KPMG") whereby KPMG shall act as the Company's exclusive financial advisor and private placement agent. KPMG is entitled to an engagement fee of $25,000 upon execution of the agreement and an additional $25,000 for a retainer fee upon completion of the Memorandum to be used in any private placement. KPMG will attempt to raise up to $10,000,000 in a private placement of the Company's securities in return for a success fee of 7.0% of the proceeds raised. KPMG will assist the Company in identifying possible acquisitions including and up to final negotiations in return for (1) 75% of KPMG's normal hourly fees and (2) 2.0% of the aggregate consideration paid by the Company including any liabilities assumed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements may include, among others, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002 involve known and unknown risks, uncertainties and other factors that could the cause actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

SALES AND GROSS PROFIT MARGIN


      Sales in the three months ended September 30, 2002 were $2,586,107, as compared to $3,599,774 for the same three months in 2001. We attribute this decrease to a temporary reorganization of the local Defense Ministry which has resulted in a delay in certain orders being made by the local Defense Ministry during the three months ended September 30, 2002, and the elimination of certain unprofitable operations that were acquired by the company in connection with its acquisition of Achidatex Ltd. We expect that this reorganization will be completed in the first quarter of 2003 and the delay on the orders will be removed. Export sales in the three months ended September 30, 2002 increased to $1,132,705 or 93.4% from $585,558. We attribute the increase in export sales to the successful implementation of our growth plan. Specifically, we believe that the increase in export sales is the result of the successful implementation of our marketing efforts to create a better global brand and worldwide recognition awareness of our company and our products. The breakdown of sales for the three months ended September 30, 2002 is as follows:

                                         2002 ($)            2001($)
                                         -------            -------

Sales to the local market-civilian      $687,434          $1,304,029
Sales to the local market-military       765,968           1,710,187
Export sales-military                  1,132,705             585,558
                                      ----------          ----------
      Totals                          $2,586,107          $3,599,774
                                      ==========          ==========

      Gross profit for the three months ended September 30, 2002 was $808,089, as compared to $1,161,674 for the same three months in 2001. We attribute this decrease in gross profit to the temporary reorganization of the local Defense Ministry described above. We expect to realize the delayed local military orders during the first quarter of 2003.


      The cost of production in the three months ended September 30, 2002 was $1,778,018, as compared to $2,438,100 for the same three months in 2001. This change in cost of production is explained partly by the temporary reorganization of the local Defense Ministry described above.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative costs in the three months ended September 30, 2002 were $349,113 compared to $452,228 for the same three months in 2001. This change is explained by cutting unnecessary cost.

INCOME TAX EXPENSES

     Income tax expense for the three months ended September 30, 2002 was $64,679 or 20.2% of income before income taxes, as compared to $268,619 or 47.5% of income before income taxes for the three months ended September 30, 2001. As a result of rate of inflation in Israel in the last three months the Israeli Government has reduced the tax rate or adjusted the tax rate to reflect the increase in inflation. This, therefore, has caused there to be a decrease in the effective tax rate for the three and nine months ended September 30, 2002.

FINANCIAL INCOME / (EXPENSES,) NET

      Financial income (expense), net in the three months ended September 30, 2002 were $(32,988) compared to $(26,509) for the same three months in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

SALES AND GROSS PROFIT MARGIN

      Sales in the nine months ended September 30, 2002 increased to $7,899,742 or 40% from $5,639,032 for the same nine months in 2001. Sales to the local market in the nine months ended September 30, 2002 increased to $5,971,404 or 25% from $4,778,938 for the same nine months in 2001. We attribute this increase in sales to the local market to the acquisition of Achidatex, Ltd. Export sales in the nine months ended September 30, 2002 increased to $1,928,338 or 124% from $860,094. We attribute the increase in export sales to the successful implementation of our growth plan. Specifically, we believe that the increase in export sales is the result of the successful implementation of our marketing efforts to create a better global brand and worldwide recognition awareness of our company and our products. Sales for the nine months ended September 30, 2001 include revenues attributable to the operations of Achidatex Ltd. from June 18, 2001 (the effective date of the acquisition of Achidatex Ltd. by the Company) to September 30, 2001, while sales for the nine months ended September 30, 2002 include revenues attributable to the operations of Achidatex Ltd. from January 1, 2002 to September 30, 2002. The breakdown of sales for the nine months ended September 30, 2002 is as follows:

                                           2002 ($)          2001 ($)
                                           --------          --------
Sales to the local market-civilian        2,699,092         2,264,649
Sales to the local market-military        3,272,312         2,514,289
Export sales-military                     1,928,338           860,094
                                          ---------         ---------
      Totals                             $7,899,742        $5,639,032

      Gross profit for the nine months ended September 30, 2002 increased to $2,854,616 or 56% from $1,826,946 for the same nine months in 2001. This increase in gross profit is explained partly by the acquisition of Achidatex Ltd. and increased demand for our products. The gross margin for the nine months ended September 30, 2002 improved to 36.1% as compared to 32.4% for the same three months in 2001

      The cost of production in the nine months ended September 30, 2002 was $5,045,126 compared to $3,812,084 for the same nine months in 2001. This change in cost of production is explained by the acquisition of Achidatex.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative costs in the nine months ended September 30, 2002 were $948,278 compared to $716,792 for the same nine months in 2001. This change is explained by the acquisition of Achidatex Ltd.

      Unfulfilled open orders at September 30, 2002 totaled $2,500,000 and are scheduled for filling within the next four months. A temporary reorganization of the local Defense Ministry which has resulted in a delay in certain orders being made by the local Defense Ministry during the three months ended September 30, 2002, and the elimination of certain unprofitable operations that were acquired by the company in connection with its acquisition of Achidatex Ltd. We expect that this reorganization will be completed in the first quarter of 2003 and the delay on the orders will be removed.

INCOME TAX EXPENSES

      Income tax expense for the nine months ended September 30, 2002 was $472,760 or 34% of income before income taxes, as compared to $366,362 or 41.5% of income before income taxes for the nine months ended September 30, 2001.

FINANCIAL INCOME / (EXPENSES,) NET

      Financial income (expense), net in the nine months ended September 30, 2002 were $(99,283)
 compared to $(56,555) for the same nine months in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Our current activities are financed by short and long term bank loans balanced by short term deposits. The decision regarding the amount of the short term loans was derived from considerations of the yield on the deposit which is generally in foreign currency (receipts from overseas sales), compared to the cost of short term loans. We have positive working capital (current assets less current liabilities). Long term loans derived from acquisition of Achidatex Ltd. their due spread over five years.

      During this year and the year following, we anticipate increasing our research and development of certain items, primarily, ballistic helmets, stab-resistant fabric, ceramic ballistic plates, ballistic wall covering and one-way protective windows. We anticipate total research and development expenses for 2002 and 2003 to be approximately $60,000 and $750,000 respectively. We anticipate that in the year 2004 research and development expenses will drop to approximately $350,000. The development of these products will be with staff engineers. With respect to ballistic helmets, we anticipate that these products will be approximately in 20% production by the end of this year, increasing to full production by the year 2005. We anticipate that in order to fund the research and development for these products, we may effect an offering of our equity securities. If we are unable to effect an offering of our securities, we may fund our research and development through our operating funds. In such event, the timing of our anticipated research and development and subsequent production schedule would be slowed.

      In conjunction with the acquisition of 76% of the outstanding common stock of Achidatex effective June 18, 2001, the Company recorded long-term deferred tax assets of approximately $666,000 relating to the expected utilization of the net operating loss ("NOL") carryforwards of Achidatex aggregating approximately $1,851,000. As of September 30, 2002 and December 31, 2001, the balance of deferred tax assets with respect to the NOL carryforwards of Achidatex was approximately $17,000 and $362,000, respectively.

      As a result of Achidatex having operated profitably since its acquisition by the Company in June 2001, the Company has recognized a reduction in its reported income of $112,927 and $36,474 for the three months ended September 30, 2002 and 2001, respectively, and $154,267 and $43,787 for the nine months ended September 30, 2002 and 2001, respectively, to account for the 24% minority interest liability. Although the Company has recorded a reduction in reported income as a result of the recognition of the 24% minority interest liability of Achidatex, the utilization of the NOL carryforwards of Achidatex has increased the Company's consolidated cash flows by approximately $223,000 and $237,000 for the three months ended September 30, 2002 and 2001, respectively, and by approximately $345,000 and $237,000 for the nine months ended September 30, 2002 and 2001, respectively, since utilization of the NOL carryforwards reduces cash expended by the Company for income taxes. The Company has access to the cash generated by Achidatex.

      The Company expects that the NOL carryforwards of Achidatex will be fully exhausted no later than March 2003. Accordingly, subsequent to such date, the Company expects that the reduction in its reported income to account for the minority interest liability will decrease, as will the Company's consolidated cash flows, reflecting the absence of NOL carryforwards available to reduce cash expended for income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

     PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements for 2002 include the accounts of Defense Industries International, Inc. (formerly Pawnbrokers Exchange, Inc. (see below)) and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (1977) Ltd. (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex.

     The condensed consolidated financial statements for 2001 include the accounts of Export Erez, USA, Inc. and its wholly owned subsidiaries, Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. for the periods ended September 30, 2001 and its 76% owned subsidiary Achidatex Nazareth Elite
(1977) Ltd. from June 18, 2001, the date of acquisition (See Note 5).

     On July 8, 2002, the Company changed its corporate domicile from the State of Utah to the State of Nevada (the "re-incorporation"). In order to accomplish the re-incorporation, the Company merged with and into its wholly owned inactive subsidiary, Defense Industries International, Inc., a Nevada corporation organized on July 1, 2002. As a result of the re-incorporation, the Company's name was effectively changed from Pawnbrokers Exchange, Inc. to Defense Industries International, Inc. Each share of Pawnbrokers capital stock issued and outstanding on the effective date was converted into and exchanged for one share of Defense Industries capital stock. Defense Industries is authorized to issue 250,000,000 shares of $.0001 par value common stock and 50,000,000 shares of $.0001 par value preferred stock. As a result, the Company's common stock changed from no par value to a par value of $.0001. Accordingly, the December 31, 2001 condensed consolidated balance sheet and the condensed consolidated statement of changes in stockholders' equity have been retroactively restated to effectuate the change.

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

     INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

     PRIOR PERIOD ADJUSTMENT

     The accompanying condensed consolidated balance sheet as of December 31, 2001 has been restated to correct an error for the understatement of depreciation expense during 2001. The effect of the restatement was to decrease net income for 2001 by $72,053. Retained earnings and property, plant and equipment, net in the December 31, 2001 consolidated balance sheet and retained earnings in the condensed consolidated statement of changes in shareholders' equity have been restated for the effects of the prior period adjustment.

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not believe the adoption of this standard will have a material impact the financial statements.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

     There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.


                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities and Use of Proceeds.

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

         Certification  Pursuant To Section 906 Of The  Sarbanes-Oxley  Act of
2002

      (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 2002

                                          DEFENSE INDUSTRIES INTERNATIONAL,
                                          INC.


                                          By: /s/ JOSEPH FOSTBINDER
                                             -------------------------------
                                         Name:    Joseph Fostbinder
                                         Title:   President