Form 10QSB/A
period 2002-10-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2002-11-15
CIK 1069563

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A

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

     Defense Industries International, Inc. (the "Company") is a manufacturer and global provider of personal military and civilian protective equipment and supplies. The Company's products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world.

     The Company's main products include body armor, bomb disposal suits and bullet proof vests and jackets; ballistic wall covers helmets, plates, and one-way protective windows; personal military equipment, battle pouch units and combat harness units; dry storage units, liquid logistics, tents and vehicle covers; and winter suits, sleeping bags and backpacks.

     The strategic objective of the Company is to be the leading global provider of personal military and civilian protective equipment and supplies. We intend to realize our strategic objective through the following:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

SALES AND GROSS PROFIT MARGIN


     Sales in the three months ended September 30, 2002 were $2,586,107, as compared to $3,599,774 for the same three months in 2001. Revenues for the period ended September 30, 2001 included an extraordinary increase in sales. We believe this extraordinary increase in sales resulted from the terrorist attacks of September 11, 2001. Sales during the three months ended September 30, 2002 remained flat as compared to the second quarter of 2002. A temporary reorganization of the local Defense Ministry has resulted in a delay of the execution of certain orders issued by the local Defense Ministry during the three months ended September 30, 2002. We expect that this reorganization will be completed in the first quarter of 2003 and the delay on the orders will be removed. The Company eliminated the manufacture and sale of certain unprofitable products that were acquired by the company in connection with its acquisition of Achidatex Ltd. Export sales in the three months ended September 30, 2002 increased substantially to $1,132,705 or 93.4% from $585,558. We attribute the substantial increase in export sales to the successful implementation of our growth plan. Specifically, we believe that the increase in export sales is the result of the successful implementation of our marketing efforts to create a better global brand and worldwide recognition and awareness of our company as well as our products. The breakdown of sales for the three months ended September 30, 2002 is as follows:

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
                                      ==========          ==========

     Gross profit for the three months ended September 30, 2002 was $808,089, as compared to $1,161,674 for the same three months in 2001. We attribute this decrease in gross profit to the elimation of extraordinary sales described above. Gross profit margin for the three months ended September 30, 2002 was 32% as compared to 31% for the same three months in 2001. We believe that the increase in the gross profit margin is partially attributable to the Company's eliminating the manufacture and sale of certain unprofitable products that were acquired by the Company in connection with its acquisition of Achidatex Ltd.

     The cost of production in the three months ended September 30, 2002 was $1,778,018, as compared to $2,438,100 for the same three months in 2001. This change in cost of production is partly explained by extraordinary sales experienced during the three months ended September 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES

General and administrative costs in the three months ended September 30, 2002 were $349,113 compared to $452,228 for the same three months in 2001. This change is explained by cutting unnecessary cost. Selling expenses in the three months ended September 30, 2002 were $106,593 compared to $122,385 for the same three months in 2001.

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

MINORITY INTEREST

     For the three months ended September 30, 2002 the Company recognized and recorded $112,927 to the minority interest as compared to $36,474 for the same three months in 2001.

NET INCOME

     Net income in the three months ended September 30, 2002 was $142,866 compared to $260,337 for the same three months in 2001. The change in net income is partly explained by extraordinary sales experienced during the three months ended September 30, 2001.

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

     Gross profit for the nine months ended September 30, 2002 increased to $2,854,616 or 56% from $1,826,946 for the same nine months in 2001. This increase in gross profit is explained partly by the acquisition of Achidatex Ltd. and increased demand for our products. The gross margin for the nine months ended September 30, 2002 improved to 36.1% as compared to 32.4% for the same three months in 2001. We attribute the increase gross margin to the elimination of the manufacture and sale of unprofitable products acquired in the acquistion of Achidatex Ltd. and to greater operating efficiency.

     The cost of production in the nine months ended September 30, 2002 was $5,045,126 compared to $3,812,084 for the same nine months in 2001. This change in cost of production is explained by the increase in sales.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative costs in the nine months ended September 30, 2002 were $948,278 compared to $716,792 for the same nine months in 2001. This change is explained by the increase support staff and facilities as a result of the acquisition of Achidatex Ltd. Selling expenses in the nine months ended September 30, 2002 were $429,276 compared to $224,282 for the same nine months in 2001.

UNFULFILLED OPEN ORDERS

     Unfulfilled open orders at September 30, 2002 totaled $2,500,000 and are scheduled for filling within the next four months. A temporary reorganization of the local Defense Ministry which has resulted in a delay in certain orders being made by the local Defense Ministry during the three months ended September 30, 2002. We expect that this reorganization will be completed in the first quarter of 2003 and the delay on the orders will be removed.

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

MINORITY INTEREST

     For the nine months ended September 30, 2002 the Company recognized and recorded $154,267 to the minority interest as compared to $43,787 for the same nine months in 2001.

NET INCOME

     Net income in the nine months ended September 30, 2002 was $764,749 compared to $473,067 for the same nine months in 2001. We believe this substantial increase in net income of 61.6% is attributable to increases in sales and higher levels of operating efficiency.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provied by operating activities for the nine months ended September 30, 2002 was $1,471,497 compared to $455,847 for the same nine months in 2001. We believe this significant increase is attributable to increases in sales of our products,tax savings resulting from the net operating loss carry forwards of Achidatex Ltd.(further explained below)and reduction of other liabilities.

     For the nine months ended September 30, 2002, the primary component of the net cash used in investing activities is $400,000 advanced on behalf of a shareholder and $111,381 used to purchase property and equipment.

     For the nine months ended September 30, 2002, the primary components of the net cash used in financing activities was used to repay long term debt of $755,776 and short term bank credit of $201,282.

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


Dated:  November 14, 2002

                                          DEFENSE INDUSTRIES INTERNATIONAL,
                                          INC.


                                          By: /s/ JOSEPH FOSTBINDER
                                             -------------------------------
                                          Name:    Joseph Fostbinder
                                          Title:   President


Dated:  November 14, 2002


                                          By: /s/ TSIPI MULDOVAN
                                             -------------------------------
                                          Name:    Tsipi Muldovan
                                          Title:   Chief Financial Officer

                                 CERTIFICATIONS

I, Joseph Fostbinder, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Defense Industries International,Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November  14,  2002                         By:  /s/  JOSEPH FOSTBINDER
                                                 ----------------------------
                                                 Joseph Fostbinder
                                                 President

                                 CERTIFICATIONS


     I, Tsipi Muldovan,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Defense Industries International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November  14  2002                         By:  /s/  TSIPI MULDOVAN
                                                 ----------------------------
                                                 Tsipi Muldovan
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number           Description of Document
- ------           -----------------------

99.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002