Form 10KSB
period 2002-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2003-05-02
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended  December 31, 2002

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to ______

                           Commission file Number 000-30105


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

                         Nevada                                                       84-1421483
---------------------------------------------------------         ----------------------------------------------------
     (State or other Jurisdiction of Incorporation)                      (I.R.S. Employer Identification No.)


                  Industrial Zone Erez
                      P.O. Box 779
                 Ashkelon, Israel 78101
---------------------------------------------------------         ----------------------------------------------------
        (Address of Principal Executive Offices)                                      (Zip Code)

                              (011) 972-7-689-1611
                   -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                                                    Name of Each Exchange
              Title of Each Class                                                    on Which Registered

-------------------------------------------------                        ---------------------------------------------
-------------------------------------------------                        ---------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                ----------------
                                (Title of Class)


                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      [X]            No      [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

     State issuer's revenue for its most recent fiscal year $10,629,600

     State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,591,100 based on a closing bid price of $.28 on April 24, 2003.



                      APPLICABLE ONLY TO CORPORATE COMPANYS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2003 there were 25,550,000 shares outstanding

     Transitional Small Business Disclosure Format (check one):
Yes      [ ]            No      [X]

                     Defense Industries International, Inc.
                                   FORM 10-KSB
                                      INDEX

                                                                                                               Page

                                                      PART I


Item 1.    Description of Business............................................................................1

Item 2.    Description of Properties..........................................................................15

Item 3.    Legal Proceedings..................................................................................16

Item 4.    Submission of Matters of a Vote of Security Holders................................................16

                                                      PART II

Item 5.    Market for Company's Common Equity and Related
           Stockholder Matters................................................................................16

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................................................18

Item 7.    Financial Statements...............................................................................23

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................................................24

                                                     PART III

Item 9.    Directors and Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................................................25

Item 10.   Executive Compensation.............................................................................27

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stock Matters..........................................................................27

Item 12.   Certain Relationships and Related Transactions.....................................................29

Item 13.   Exhibits, List and Reports on Form 8-K.............................................................30

Item 14.   Control Procedures.................................................................................30

Signatures....................................................................................................32


Financial Statement..........................................................................................F-1

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.

COMPANY HISTORY

     Defense Industries International, Inc., formerly Pawnbrokers Exchange, Inc., ("Defense Industries" or the "Company") was incorporated in the State of Utah on July 9, 1997. Until March 25, 2002, the Company was engaged in the pawn brokerage business, including, generally, the following: (1) the lending of money on the security of pledged property and (2) the retail sale of
(i) merchandise forfeited upon default in the payment of collateralized loans and (ii) new merchandise.

     On May 8, 2001, the Company formed a wholly owned subsidiary, Pawnbrokers Exchange No. One, Inc., a Utah corporation ("Pawnbrokers No. One"), and pursuant to a Distribution Agreement, on May 30, 2001, transferred all of its properties, assets and business operations, subject to liabilities, to this subsidiary.

     On March 25, 2002, the Company, Export Erez USA, Inc., a Delaware corporation ("Export Erez") and all of the Export Erez stockholders entered into a Share Exchange Agreement pursuant to which the Company acquired 100% of the outstanding securities of Export Erez, and the stockholders of Export Erez became the controlling stockholders of the Company, owning approximately 84% of the Company's outstanding voting securities. In connection with the Share Exchange, the Company declared an 8 for 1 dividend on its outstanding securities that required a mandatory exchange of stock certificates by the holders to receive the dividend.

     Following the closing of the Share Exchange, in consideration of the assumption and indemnification of the Company and Export Erez from and against any and all liabilities of the Company, Michael Vardakis, who was then the Company's President, was assigned all of the Company's right, title and interest in all of the outstanding securities of its wholly-owned subsidiary, Pawnbrokers No. One and the Company continued the business of Export Erez.

ORGANIZATION

     Export Erez is a holding company whose subsidiaries include Export Erez, Ltd., Mayotex, Ltd., Dragonwear Trading Ltd. and Achidatex Nazareth Elite Ltd. ("Achidatex").

     o Export Erez Ltd. was formed and registered on January 23, 1983 under the name R.T.V. Ltd. as a limited shares company under the Companies Ordinance of the State of Israel and changed its name to Export Erez Ltd. on April 25, 1987. Export Erez Ltd. primarily designs, produces and markets personal military and civilian protective equipment and supplies such as body armor, bomb disposal suits, bulletproof vests, and associated heavy fabric products, such as battle pouch and combat harness units, tents and other camping equipment.

     o Mayotex Ltd. was formed and registered on March 7, 1990 as a limited liability company under the Companies Ordinance of the State of Israel. Mayotex is engaged in weaving, improving, processing, dyeing, cutting and sewing of fabric to make the heavy-duty and sometimes bulletproof fabrics used by Export Erez Ltd. to manufacture its finished products and goods.

     o Dragonwear Trading Ltd. is a wholly owned subsidiary of Export Erez Ltd. and was incorporated in Cyprus in October 2000. Dragonwear is involved with trading textile products.

     o Achidatex was formed and registered on August 2, 1977 as a limited liability company under the Companies Ordinance of the State of Israel. Export Erez acquired 76% of Achidatex on June 18, 2001. Achidatex is a leading manufacturer/producer of ballistic shields, long term storage systems, liquid logistic products, combat flak jackets, tents and other personal military and civilian protective equipment and supplies.

     o On August 23, 2002 we signed a Joint Venture Agreement with a Brazilian investor for the formation of a subsidiary in Brazil which will be called Export Erez Jenade Security Ltda. The subsidiary will operate out of a 7,000 square foot facility located in Brazil that is out by the joint venture partner. We anticipate that this subsidiary will be operational by the fourth quarter of 2003.

     As of December 31, 2002, the organizational structure of the Company is as follows:

                               Defense Industries
                               International, Inc.
                                        I
                                        I
                                        I
                              Export Erez USA, Inc.
                                        I
                                        I
                   -----------------------------------------
                   I                                       I
                   I                                       I
            Export Erez Ltd.                            Achidatex
                   I                               Nazareth Elite Ltd.
                   I
     ------------------------------
     I                            I
     I                            I
Dragonwear Trading Ltd.      Mayotex Ltd.

PRODUCTS

     We have four major product groupings:

     o The first major product group is aimed at the international military/defense market. Our military products include body armor, bulletproof clothing and combat vests, bomb disposal suits, battle pouch and combat harness units, flak jackets, dust protectors, padded coats, sleeping bags, weapons straps and belts, dry storage units, liquid logistics, ceramic ballistic plates, ballistic wall covering, tents and vehicle covers. Products under development include ballistic helmets, stab-resistant fabric, polyethylene ballistic plates and one-way protective windows.

     o The second product group is aimed at the civilian market, including law enforcement, border patrol enforcement, prison forces, special security forces, corporations, non-governmental organizations and individuals worldwide. Our civilian market products include adaptations of our military products, heavy-duty clothing and other types of sporting and camping equipment and clothing including tents and sleeping bags. This group includes the VIP luxury car armoring we began producing in July of 2002.

     o The third product group is aimed at the industrial market and includes special industrial fabrics and cloth tapes.

     o The fourth product group is aimed at animal owners, and includes dog collars and leashes, items for horses and riders and protective equipment.

     The following table details our current product line, current and future target markets and geographic areas.

                                                    Present                                   Future
                                    _____________________________________     _____________________________________
       Product description          Target market       Geographical area     Target market       Geographical area

Dust protectors and various covers  Military            International         Military, civilian  International

                      Padded coats  Military, civilian  International         Military, civilian  International

     Range of protective vests and  Military, civilian  International         Military, civilian  International
                      flak jackets

                   Cooling jackets  Military            International         Military            International

                 Range of overalls  Military            International         Military,           International
                                                                              civilian,
                                                                              industrial

                             Vests  Military, civilian  International         Military, civilian  International

                     Sleeping bags  Military, civilian  International         Military, civilian  International

    Carriers for grenade launchers  Military            International         Military            International

         Individual bags and totes  Military            International         Military, civilian  International

                             Tents  Military, civilian  International         Military, civilian  International

                         Camp beds  Military, civilian  International         Military, civilian  International

    Collapsible storage containers  Military, civilian  International         Military, civilian  International

             Evacuation stretchers  Military, civilian  International         Military, civilian  International

  Personal belts and weapon straps  Military            International         Military,           International
                                                                              industrial

 Woven fabrics:  canvas, corduroy,  Military,           International         Military,           International
                     nylon, aramid  civilian,                                 civilian,
                                    industrial                                industrial

           Ballistic wall covering  Military,           International         Military,           International
                                    civilian,                                 civilian,
                                    industrial                                industrial

           Ballistic Plates/Panels  Military, civilian  International         Military, civilian  International

                      Car armoring  Civilian            Domestic              Military, civilian  International

                                                    Present                                   Future
                                    _____________________________________     _____________________________________
       Product description          Target market       Geographical area     Target market       Geographical area

                    Range of tapes  Military,           International         Military,           International
                                    civilian,                                 civilian,
                                    industrial                                industrial

                   Bags for riders  Civilian - animals  International         Civilian            International

        Horse blankets and saddles  Civilian - animals  International         Civilian            International

      Collars, harnesses and leads  Civilian - animals  International         Civilian            International

       Protective vests for riders  Civilian - animals  International         Civilian            International

                    Leg protectors  Civilian - animals  International         Civilian            International

         Long term storage systems  Military,           International         Military,           International
                                    industrial                                industrial

               Car covering branch  Civilian            International         Civilian            International

     We are currently developing new products for military and civilian markets, including mine protective shoes, stab-resistant fabric, floatable ballistic vest, ballistic protection based on ceramic glass, ballistic concrete reinforcement and modified ballistic wall covering. We are also developing a new generation of complex products for protective vests used by security forces and armies all over the world. The vests will offer a very high level of protection with minimum weight and maximum flexibility.

PRODUCT QUALITY

     The Company has a reputation for creating and producing premium quality products that represent the cutting-edge in design and technological development. Through on going research and development efforts, the Company is setting the standards for personal defense related products. Our manufacturing facilities meet American EQNET and International ISO 9002; MIL.STD.105D; MIL-I-45208A (FOR THE United States ARMED FORCES); AQAP (FOR THE German Armed Forces and NATO); and the National Institute of Justice (N.I.J.) standards.

PRODUCTION

     The Company develops, manufacturers and assembles its own products. The Company's production facilities are located at a number of sites:

     o    Erez Industrial Zone

     o    Netivot

     o    Upper Nazareth

     o    Ashdod

     What distinguishes us is vertical integration. Production begins when thread is received from suppliers and ends at the level of the final item.

     o The Company has the means and ability to carry out the following activities independently: weaving, cutting, sewing, gluing, welding, systems integration, assembly etc.

     o If necessary and depending on the work load, the Company buys production from sub-contractors, mainly at the raw material level and with respect to some of the sewing work.

     o There are processes that the Company buys from sub-contractors, including: metal work, cloth coating work, dyeing and finishing, digital printing.

     o In addition, and according to need, the Company buys development services from third party vendors.

     Production is carried out within the following departments:

     o    Research and Development Department

     o    Technical Design Department

     o    Mechanics Processing Department

     o    Product Assembly Department

     o    Quality Control Department

TRANSPORTATION AND DISTRIBUTION

     Our transportation and distribution varies according to the customer and the product being shipped. The products supplied in the framework of export deals are generally F.O.B. or C.I.F. terms. Consignments are sent by sea or air, depending on the nature of the deal and/or the urgency of supply. Israel's marine transportation routes, where our manufacturing plants are located, are well-developed links with the world, so that there is no great logistic problem of distribution, and in most cases the goods reach their destination within two to three weeks, depending on the arrangements with the customers.

RAW MATERIALS

     Our products include raw materials such as fabric purchased in Israel and abroad, specialized composite materials such as Kevlar produced by Dupont Ltd., Twaron produced by Twaror Teijn Ltd., Dyneema produced by D.S.M. Ltd. and Spectra and Gold Flex produced by Honeywell. Other specialized materials include specialized glass mixed with polycarbonate and various resins.

     Dupont's Kevlar(R) brand fiber was initially introduced in 1965 and was the first material identified for use in the modern generation of concealable body armor. Kevlar(R) is a man-made organic fiber, with a combination of properties allowing for high strength, low weight, high chemical and flame resistant. Through the years Dupont Kevlar(R) continues to develop and design new generations of this high-performance fabric.

     Spectra(R) fiber, manufactured by Honeywell, is an ultra-high-strength polyethylene fiber and has one of the highest strength-to-weight ratios of any man-made fiber. Honeywell uses its Spectra(R) fiber to make its patented Spectra Shield(R). Additional aramid fibers that are used in the manufacture of body armor are Goldflex(R), Twaron(R), Dyneema(R), and Zylon(R). These state-of-the-art fibers are continuously being improved and advanced, which increases the possibility of superior new products entering the market.

     We use a mixture of aramid fibers forming a variety of ballistic materials in a combination of non-woven unidirectional sheets. As a result, the company believes its protective equipment is highly competitive and provides maximum protection with minimum weight. Management has long-term relationships with some of its suppliers and believes that these suppliers are stable and does not anticipate any disruption in a steady supply of materials.

     We obtain our supplies by purchasing on the basis of an open letter of credit, by specialized documentary credit, or in the case of suppliers we have dealt with for years, on open account. We believe that our suppliers are stable, and we foresee no problems or disruption in a steady supply of materials. A disruption to our supply of materials could have an adverse impact on our operating results.

SEASONALITY

     Sales of our military and security clothing products and industrial products are not seasonal in nature. Sales of our camping equipment and clothing may experience slight increases during certain seasons.

MARKETING AND SALES

     Our sales and marketing strategies revolve principally around developing a reputable brand identity and ongoing customer relationships, in addition to continuously innovating and improving the quality of our products. Specifically, our marketing strategy is designed to penetrate various markets by complying with stringent quality standards instituted in targeted countries.

     Below are some of the steps we take in order to penetrate different markets with its next generation of products:

     o    Locate domestic entities to market our products.

     o Initiate contacts with chambers of commerce in international embassies.

     o Actively participate in tenders and bids for contracts in military, police and civilian markets worldwide. We are currently negotiating for contract bids with the governments of Germany, Greece, Belgium, Turkey, Chile, Paraguay, Mexico, Guatemala, India, Japan, and Brazil and the United Nations.

     o Actively participate in international exhibitions of military and police security equipment. We have participated in exhibitions Milipol in Paris and India.

     o    Advertise on the Internet.

     o    Advertise in professional publications.

     o Appear in international databases, such as BDI (Kompass), various "yellow page" directories, Dun & Bradstreet, and other directories.

     o    Distribute brochures describing procedures and product offerings.

Our marketing division is divided into the following sections:

     o    One section specializing in locating and submitting government bids.

     o    One section specializing in the civilian sector.

     The export marketing division operations consists of a marketing manager who operates on a self-employed basis and manages a team of employees. This marketing team carries out market surveys, market segmentation, and seeks out new markets for the products, and new engagements with the international business community. The marketing team earns commissions that are determined in advance, according to the scope and nature of the deal.

     The civilian market is handled by two different offices located in Erez Industrial Area and Nazareth Elite, each one deal with a different geographical region and a different basket of products.

CUSTOMERS

     We have customers throughout the world including in the United States of America, Israel, and several other countries in the Mediterranean, Europe, Latin America, South America, Africa and Asia. In 2002, we sold approximately 75% of our products in Israel, with the balance sold internationally. The primary end users of our products can be divided into four groups.

     o MILITARY DEFENSE AND SECURITY FORCES. This group is in need of personal military and protective equipment such as body armor, bomb disposal suits, bullet proof vests and jackets, ballistic helmets and plates, battle pouch and combat harness units, backpacks, dry storage systems, liquid logistics systems, clothing, tents, vehicle covers and sleeping bags. These types of equipment must meet developed "human engineering" requirements, providing comfort as well as maximum protection, preventing penetration by bullets and knives, protection against fire, collisions and other hazards.

     o CIVILIAN DEFENSE CUSTOMERS. This group includes members of civilian security forces such as law enforcement, private security firms, airport security, personal bodyguards, and event security guards. The requirements of these customers for protective equipment are similar to those of military defense and security forces. However, since their work is mainly in a civilian environment, there is a greater need to pay attention to the esthetic appearance of these products, with protective features made as unobtrusive as possible.

     o CIVILIAN CUSTOMERS. This group includes campers and hikers of all ages who need equipment such as sleeping bags, tents, backpacks, and clothing adapted for specific needs such as mountain climbing, hiking and camping in all types of climates. This customer group also includes those civilians in need of automobile covers for cars, trucks, buses and other large vehicles.

     o ANIMAL SPORTS FANS AND ANIMAL OWNERS. This category divides into two subgroups of: individual pet owners, for whom animal accessories are supplied at three price levels and qualities and animal sport groups who buy equipment for specific animal sports. In the case of horse riding equipment, "human engineering" is very important to ensure maximum comfort for the animal and the rider.

     Due to the sensitive nature of our business and the products we supply, specifically the products supplied to military defense and security forces, we are often required to sign non-disclosure agreements with our customers which preclude us from specifically identifying them in this report. Our three largest customers accounted for approximately 60% of our total sales for the year ended December 31, 2002.

BACKLOG

     At December 31, 2002, we had unfilled customer orders of approximately $3.5 million. This backlog is due to the Intifada that broke out in September 2000 in which the Arab population, both in the areas held by Israel and in the areas of the Palestinian Autonomy, rose up against Israel. The uprising led to an economic downturn in the economy and heavier than expected current security expenditures.

     Over the past year the Ministry of Defense has reduced its orders from all Israeli companies, including companies in Defense Industries. During the last quarter of 2002 purchase orders intended for the purchase of equipment from the Company were placed on hold. At the beginning of the first quarter of 2003, $1.2 million of the orders placed on hold in the last quarter of 2002 were released. However, in view of the installation of a new government in February 2003, all remaining orders have been placed on hold until a new economic plan is in place.

STRATEGIC BUSINESS PARTNERS

     In October 2002, we signed a licensee agreement for a period of three years with Smith & Wesson Holding Corporation that enables us to use the Smith & Wesson trademark on several of our bullet-proof vests. The Company believes that the Smith & Wesson brand name will be extremely helpful for introducing its protective products into the American market, and particularly to the market segment known as Law Enforcement, and another segment of the private market. The Law Enforcement segment includes all police units in the various states and counties of the US, and represents a potential of tens of thousands of units each year. The private market segment refers primarily to "fast response" units such as fire brigades and the Red Cross, of which there are about 180,000 of various types.

     In December 2002, we signed a one year distribution agreement with Freedom Medical, a Pennsylvania corporation, for the distribution of its products in the United States market on a nonexclusive basis. We are in the process of determining which products will be distributed under the agreement. We anticipate that the final details of this agreement will be made within the second quarter of 2002.

REGULATION

     Our operations are subject to extensive regulation by the United States and Israeli authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.

     The National Institute of Justice (NIJ) has established worldwide standards for "Ballistic Resistance of Personal Body Armor". The NIJ issues performance standards that clearly specify a minimum performance level for each attribute that is critical to the equipment's intended use. This coveted compliance standard has gained global acceptance as a benchmark to evaluate the effectiveness of a given body armor model. The NIJ body armor-testing program relies on voluntary participation by manufacturers. However, many police departments require that armor be tested and found in compliance with NIJ standards before they purchase the armor. Defense Industries through Export Erez and Achidatex Nazareth Elite have numerous products that have been tested and found to comply with NIJ Standard 0101.03 and 0101.04.

     Our manufacturing practices have obtained ISO 9002 certification. This international certification harmonizes and establishes minimum standards for quality manufacturing throughout the world. Through the years, ISO standards have expanded beyond the quality system and now confirm conformity into environmental issues, safety and occupational health. This voluntary certification process is designed to provide consistency in the manufacturing process and quality control. Other quality control standards pertaining to our manufacturing facilities consist of the following:

     1)   MIL.STD: 105D, MIL-I-45208A (for the United States Armed Forces)

     2)   AQAP: (for the German Armed Forces and NATO)

     In 2001, we sent proprietary ballistic ceramic boards to Germany for laboratory testing. As a result of these tests, the products were deemed to have met the German qualification standard. Obtaining this standard allows us to sell these products throughout the German and European markets.

     The following are among the rules and procedures all companies must follow in order to participate in the Ministry of Defense and other government bids in
Israel:

     o The bidder must be registered as a recognized supplier. The bidder must have government certification and is authorized to participate in bids only up to the limit of its approved security classification. National Priority Area and local product: goods produced in Israel are given priority over foreign bidders according to Israeli bid regulations. The bidder must offer an attractive price. The bidder must keep to contractual schedules and milestones. The goods must pass final quality control tests before delivery.

     o Every bid is different, and different documents may be required. There are no special taxes on bids apart from the Israeli value added tax.

     o Because our business is highly regulated, the laws, rules and regulations applicable to our business are subject to regular modification and change and future laws, rules or regulations may be adopted which could make compliance much more difficult or expensive or otherwise adversely affect our business or prospective business.

RESEARCH AND DEVELOPMENT

     We are currently developing new products for military and civilian markets, including mine protective shoes, stab-resistant fabric, floatable ballistic vests, ballistic protection based on ceramic glass, ballistic concrete reinforcement and modified ballistic wall coverings. We are also developing a new generation of products for protective vests used by security forces and armies. The vests provide greater production with minimum weight and maximum flexibility.

     The cost of research and development, all of which has been charged to operations, amounted to approximately $300,000 over the last three years.

     In the year 2003 and 2004, we anticipate increasing our research and development of stab-resistant fabric, mine protective shoes, floatable ballistic vests, ballistic protection based on ceramic glass, ballistic concrete reinforcement, modified ballistic wall coverings and one-way protective windows. We estimate total research and development expenses for 2003 and 2004 at approximately $350,000 and $750,000, respectively. We plan to finance our future research and development through an equity offering. If we are not successful in securing enough funds through an equity offering, we will fund our research and development with our working capital, however, the timing of our development will be slowed.

STRATEGY

     Our strategy is to capitalize on our significant research and development capabilities and the strength of our brand identity and achieve greater economies of scale. With the increase in international tensions, we believe the demand for our products will continue to grow. We expect to address this growth by offering a comprehensive array of high quality branded security products to meet the needs of our customers around the world. We intend to enhance our leadership position through additional strategic acquisitions by creating a broad portfolio of products and services to satisfy all of our customers' increasingly complex security products needs. The following elements define our growth strategy.

     o CAPITALIZE ON EXPOSURE TO MILITARY PROBLEMS. We believe the events of September 11, 2001, the subsequent "War on Terrorism", the increasing likelihood of military conflicts abroad, and recent actual events in saving lives through the performance of armor systems, are all likely to result in additional interest in our products.

     o EXPAND DISTRIBUTION AND NETWORKS AND PRODUCT OFFERINGS. We expect to continue to leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of niche defensive security products manufacturers, and by investing in the development of new and enhanced products which complement our existing offerings. A broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

     o PURSUE STRATEGIC ACQUISITIONS. We selectively pursue strategic acquisitions that complement and/or expand our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

COMPETITION

     The ballistic-resistant and body armor industry is highly competitive and fragmented throughout the world. In the U.S. a great majority of manufacturers are privately held companies ranging from small limited product companies to large multinational corporations. Defense Industry's management estimates that there are approximately twenty United States companies that compete in the body armor industry. The principal elements of competition are performance, price, innovative design, and quality. Name recognition and reputation are highly important in each country where products are sold. Our products are highly competitive and well regarded, evidenced by the ability to sell to customers such as the United States Military, Israeli Defense Forces, NATO and many foreign governments. Barriers to entry for new companies entering the body armor industry are low creating fierce competition and increasing the risk of new companies entering this market. However, name and product reputations take many years to develop, which significantly enhances the industry's long-standing manufacturers. In the United States civilian market, (law enforcement, border patrol forces, prison forces, and specialty forces) our products are less well known. The Company intends to use its highly regarded international reputation and the acquisition of United States companies to expand its United States market.

     Industry statistics are difficult to quantify however, we believe that the number of active police officers has increased significantly over the past years. In 2002 there were approximately 900,000 law enforcement personnel and over 20,000 law enforcement agencies in the United States. It is reasonable to expect this number will continue to increase as a partial response to the September 11, 2001 terrorist attacks. As a result of these attacks, the United States government has created the Office of Homeland Security; and although this office's mandate is still being finalized, a homeland security infrastructure will be developed. At the very least, the United States government has identified homeland security issues as a potential long-term issue.

     Our proprietary products such as dry storage units, ballistic wall coverings, liquid pillow storage, and additional non-disclosed technology address large markets with significantly less competition than the traditional body armor product line.

     Also, a rising prison population has increased the demand for law enforcement security products. In a prison environment an additional feature for protective equipment is the need to be stab resistant. Companies must provide competitively priced and highly flexible protective equipment to compete in this arena.

     Our share of the Israeli defense market for applicable products in 2002 was approximately 45% of a total market of $10,000,000. We have one major competitor in this market: Rabintex with approximately 20% of the market. Our share of the Israeli civilian market for applicable products in 2002 was approximately 9% of a total market of $25,000,000, with 41% controlled by other Israeli companies and 50% made up by imported goods. Internationally, our competitors in the defense market include companies such as Point Blank, Safari Land of Ontario, California and A.B.A. in the United States, L.B.A. in England, Indigo in Spain, Systema Compositi in Italy, Hellenic Arms Industries in Greece and Barman in Sweden. In each case, the competing manufacturers specialize in a more limited product line than does Defense Industries.

     In the civilian market, we are aware of approximately 20 companies manufacturing similar products. A number of major manufacturers with resources and reputations larger than those of Defense Industries compete for the same market. We intend to market its products over the Internet as well as through a network of distributors.

PATENTS AND TRADEMARKS

     We hold several patents from various countries for our ballistic wall coverings, dry storage systems and mine protective shoes. Our subsidiary Achidatex holds several of our patents.

EMPLOYEES

     As of March 13, 2003, we had 140 full-time employees. All employees are primarily based in Israel. We believe our relationship with our employees is good. Our employees are not represented by a collective bargaining organization and we have not experienced a work stoppage.

CONDITIONS IN ISRAEL

GENERAL

     Our principal operations facilities are located in Israel, and our directors, executive officers and other key employees are also located primarily in Israel. If we fail to overcome the challenges encountered in our international operations, we could experience slower than expected revenue growth and our business could be harmed. Some of the challenges include:

     o    reduced protection of intellectual property rights in some countries;

     o    licenses, tariffs and other trade barriers;

     o    longer sales and payment cycles;

     o    greater difficulties in collecting accounts receivable;

     o    seasonal reductions in business activity;

     o    potentially adverse tax consequences;

     o    laws and business practices favoring local competition;

     o    costs and difficulties of customizing products for foreign countries;

     o    compliance with a wide variety of complex foreign laws and treaties;

     o    political and economic instability; and

     o    variance and unexpected changes in local laws and regulations.

POLITICAL ENVIRONMENT

     Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Furthermore, following the Six-Day War in 1967, Israel commenced administering the territories of the West Bank and the Gaza Strip and, since December 1987, increased civil unrest has existed in these territories. Although, as described below, Israel has entered into various agreements with Arab countries and the Palestine Liberation Organization ("PLO") and various declarations have been signed in connection with efforts to resolve some of the above-mentioned problems, no prediction can be made whether a full resolution of these problems will be achieved or regarding the nature of any such resolution. To date, these problems have not had a material adverse impact on our financial condition or results of operations, although there can be no assurance that continuation of these problems will not have such an impact in the future.

     In 1979, a peace agreement between Israel and Egypt was signed under which full political relations were established; however, economic relations have been very limited. In September 1993, a joint Israeli-Palestinian Declaration of Principles (the "September 1993 Declaration") was signed by Israel and the PLO in Washington, D.C., outlining interim Palestinian self-government arrangements. Prior to the signing of that declaration, PLO Chairman Arafat sent a letter to Israeli Prime Minister Rabin in which the PLO recognized Israel's right to exist in peace and security, renounced terrorism and violence, and affirmed that the clauses of the PLO Covenant denying Israel's right to exist are no longer valid. In reply, Israel recognized the PLO as the representative of the Palestinian people in the peace negotiations. In May 1994, Israel and the PLO signed an agreement in Cairo in which the principles of the September 1993 Declaration were implemented. In accordance with this agreement, Israel has transferred the civil administration of the Gaza Strip and Jericho to the Palestinian Authority and the Israeli army has withdrawn from these areas. In September 1995, Israel and the PLO signed an additional agreement regarding the withdrawal by the Israel Defense Forces from the heavily Palestinian populated areas and the transfer of the Civil Administration to the Palestinian Authority in other areas in the West Bank.

     In July 1994, the Israeli Prime Minister and the King of Jordan signed a joint declaration as the first step towards a peace treaty between Israel and Jordan. The declaration provides for the cessation of belligerency between the states, the mutual opening of airspace to civil aviation, the opening of border crossings (the first of which was opened on August 8, 1994) and the commencement of joint projects with respect to electricity and water resources. On October 26, 1994, Israel and Jordan signed a peace treaty, under which full political and economic relations were formally established.

     Although Israel has entered into agreements with certain Arab countries and the PLO, and declarations have been signed to resolve some of the economic and political problems in the Middle East, no prediction can be made whether a full resolution of these problems will be achieved or regarding the nature of any such resolution. To date, Israel has not entered into a peace treaty with either Lebanon or Syria.

ARMY SERVICE

     All male adult permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform military service duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of the employees of the Company are currently obligated to perform annual reserve duty. While Mentortech has operated effectively under these and similar requirements in the past, no assessment can be made of the full impact of such requirements on the Company in the future, particularly if emergency circumstances occur.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     Our executive offices, manufacturing, production and distribution facilities encompass three buildings in the Erez Industrial Area. One building, owned by Joseph Postbinder, an officer of the Company, is leased to the Company for $7,119 per month for 2,500 square meters. The second building is owned directly by a subsidiary of the Company and is not unencumbered by any mortgage or debt, and contains 1,400 square meters of usable space. The third building is leased for $1,600 per month for 400 square meters. We also have a factory in the Netivot Industrial Area, which is leased for $800 per month for 380 square meters. The leases for these facilities expire December 31, 2004. The lease with the affiliated party is not on terms at least as favorable as those that would be obtained by an unaffiliated party.

     Achidatex leases a 6,000 square meters building which is located in Industrial Area of Nazeret for $15,000 per month from an affiliated party, and a 300 square meters executive offices located in Petah-Tikva for $1,800 per month. The leases on these facilities expire in 2004 and 2005, respectively.

     Mayotex leases a 230 square meters building which is located in Industrial Area of Ashdod for $1,000 per month. The lease on this facility expires December 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year there were no matters submitted to the shareholders for approval.


                                                       PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)  MARKET PRICES OF COMMON STOCK

     Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol "DFNS.OB". The high and low bid intra-day prices of the common stock were not reported on the OTCBB for the time periods indicated on the table below. Accordingly, the table below contains the high and low bid closing prices of the common stock as reported on the OTCBB for the time periods indicated.

                                                                         PRICE RANGE
                                                                         -----------
                                                                    HIGH               LOW
                                                                    ----               ---
              FISCAL YEAR ENDED DECEMBER 31, 2002
         .    First Quarter                                        $1.35             $0.125
              Second Quarter                                        2.89              1.53
              Third Quarter                                         2.80              1.20
              Fourth Quarter                                        1.25              0.38

              FISCAL YEAR ENDED DECEMBER 31, 2001
              First Quarter                                        $0.12             $0.15
              Second Quarter                                        0.12              0.03
              Third Quarter                                         0.16              0.09
              Fourth Quarter                                        0.37              0.15

(B)  SHAREHOLDERS

     Our common shares are issued in registered form. OTC stock transfer in Utah is the registrar and transfer agent for our common stock. As of March 15, 2003, there were 25,550,000 shares of our common stock outstanding and we had approximately 74 shareholders of record.

(C)  DIVIDENDS

     We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

(D)  PENNY STOCK

     Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

(E)  SALES OF UNREGISTERED SECURITIES

     On April 8, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 100,000 shares of common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. Consulting expense of $129,000 was recognized during 2002 and $43,000 is reflected as a deferred consulting expense component of equity.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.

OVERVIEW

     Our strategic objective is to become a leading global provider of personal military and civilian protective equipment and supplies. We intend to realize this objective through the following:

     o Pursue Strategic Acquisitions: We intend to selectively pursue acquisitions that enhance our product lines and geographic presence in an effort to consolidate the highly fragmented industry in which we operate.

     o Focus on New Product Development: We are working towards increasing our product offering thereby placing it in a position to offer an even more comprehensive portfolio of products to satisfy all of our customers' protective equipment needs.

     o Capitalize on Increased Demand for Our Products: As a result of the terrorist attacks on September 11, 2001, an increased emphasis on safety and protection now exists worldwide. This has translated into increased spending on personal military and civilian protective equipment and supplies. We expect a continued increase in volume for our current major government programs and we expect to participate in other existing and future government programs that require our products. We also expect a continued increase in sales to the growing civilian market for our products.

     o Expand Marketing Efforts: In the wake of the terrorist attacks of September 11, 2001, a greater global recognition regarding the need for our products has materialized. We intend to capitalize on this increased interest in our products by broadening our marketing efforts in an attempt to create a better global awareness of our products.

     o Expand Distribution Network: We intend to broaden our distribution networks through strategic acquisitions and the development of new products.

RESULTS AND PLAN OF OPERATIONS

     During 1999, bulletproof vests developed by Defense were sent to laboratories in the United States for testing, and following the tests, the products were deemed to have met the American NIJ standard. Obtaining this standard has enabled Defense to enter the American market with its products, and to encourage development of other markets.

     During 2001, ballistic ceramic boards developed by Defense were sent to laboratories in Germany for testing, and following the tests, the products were deemed to have met the German qualification standard. Obtaining this standard has enabled Defense to enter the German and European markets with these products.

     During 2002, Defense enlarged its Internet web site in order to participate in the worldwide trend towards more electronic trade. Our web site address is www.defenseindustries.net. In July of 2002, Defense began providing VIP luxury car armoring. This new operation fills a gap that exists in the Israeli market.

     Defense intends to further develop the following products between 2003 and 2004: anti-stab cloth, ballistic helmets, ballistic ceramic and polyethylene plates, one-way protective windows, aramid fabrics, dry storage, ballistics, NBC suits, NBC tents, and mine protective shoes. Expanding its product range requires Defense to make considerable investments in research and development, and penetrating markets outside Israel also requires a large capital investment.

THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

SALES AND GROSS PROFIT MARGIN

     Net revenues in the year ended December 31, 2002 increased to $10,629,600 compared to $8,941,013 for the same period in 2001 that reflects an increase of approximately 19%. Net sales to the local market in the year ended December 31, 2002 increased moderately to $8,036,633 or 5.6% from $7,611,893 for the year ended December 31, 2001. We attribute this moderate increase in net sales to the local market to a temporary reorganization of the local Defense Ministry which resulted in a delay in certain orders being made by the Israeli Defense Ministry during the second half of 2002 and the elimination of certain unprofitable operations that were acquired in connection with its acquisition of Achidatex. Export net sales in the year ended December 31, 2002 increased to $2,592,967 or 95% from $1,329,120 for the year ended December 31, 2001. We attribute the increase in export net sales to our increased marketing efforts, which create a better global brand and worldwide recognition awareness of our products. Net sales for the year ended December 31, 2001 include revenues attributable to the operations of Achidatex from June 18, 2001 (the effective date of the acquisition of Achidatex) to December 31, 2001, while net sales for the year ended December 31, 2002 include revenues attributable to the operations of Achidatex from January 1, 2002 to December 31, 2002. The breakdown of net sales for the year ended December 31, 2002 is as follows:

SEGMENTED INFORMATION

SALES

                                            $2002                   $2001

Local market-civilian                    3,117,066               2,652,696
Local market-military                    4,919,567               4,959,197
Export market-military                   2,592,967               1,329,120
                                         ---------               ---------

         Total                          10,629,600               8,941,013
                                        ==========               =========

INCOME FROM OPERATION

                                           $2002                    $2001

Local market-civilian                      433,628                 340,078
Local market-military                      559,295                 591,411
Export market-military                     226,365                 176,920
                                           -------                 -------

         Totals                         $1,219,288              $1,108,409
                                        ==========              ==========

     Gross profit for the year ended December 31, 2002 increased to $3,838,620 or 42% from $2,710,039 for the year ended December 31, 2001. This increase in gross profit is explained partly by the acquisition of Achidatex and increased demand for our products. The gross margin for the one year ended December 31, 2002 improved to 36.1% as compared to 30.3% for the year ended December 31, 2001.

     The cost of production in the year ended December 31, 2002 was $6,790,980 compared to $6,230,974 for the year ended December 31, 2001. This change in cost of production is explained by the acquisition of Achidatex.

     Selling expenses for 2002 were $663,605, as compared to $341,536 in 2001. The increase in the selling expenses is explained by the increase in export sales and the commission paid to various sales promoters.

     General and administrative costs for the year ended December 31, 2002 increased to $1,955,727 from $1,260,094 for the year ended December 31, 2001. This increase is explained partially by the acquisition of Achidatex and $724,000 in expenses to various consultants and public relations firms. Of the $724,000, $178,000 is a cash payment and $546,000 is paid through the issuance of 370,000 shares of our common stock. The value of the shares issued was determined by the closing bid price of our common stock on the date the consulting agreement was signed.

     Financial expense, net for the year ended December 31, 2002 was $148,852 compared to $154,117 for the year ended December 31, 2001.

INCOME TAX EXPENSES

     Income tax expense for the year ended December 31, 2002 decreased $20,751 or 6% from $333,789 for the year ended December 31, 2001. The effective income tax expense was 38% and 33% for the years ended December 31, 2002 and 2001, respectively. The increase in the effective income tax rate was due to no tax benefit recognized in 2002 for the impairment loss on marketable securities and the expiration of net operating loss carryforwards in 2002, offset by a deferred tax benefit recorded in 2002 for net operating loss carryforward.

CASH FLOW

     In 2002, net cash provided by operating activities was $1,730,566, as compared to $923,836 in 2001. This increase by 87.3% is due to increased production efficiency and growth in sales.

     In 2002, net cash provided by (used in) investing activities was ($628,210), as compared to ($478,576) in 2001.

     In 2002, net cash (used in) provided by financing activities was ($985,315), as compared to ($259,320) in 2001. The company dedicated part of its funds derived from its current activity to repay long and short terms loans. Cash and cash equivalents at December 31, 2002 were $831,820, as compared to cash and cash equivalents at December 31, 2002 of $781,996.

OPEN ORDERS

     At December 31, 2002, we had unfilled customer orders of approximately $3.5 million. This backlog is due to the Intifada that broke out in September 2000 in which the Arab population, both in the areas held by Israel and in the areas of the Palestinian Autonomy, rose up against Israel. The uprising led to an economic downturn in the economy and heavier than expected current security expenditures.

     Over the past year the Ministry of Defense has reduced its orders from all Israeli companies, including companies in Defense Industries. During the last quarter of 2002 purchase orders intended for the purchase of equipment from the Company were placed on hold. At the beginning of the first quarter of 2003, $1.2 million of the orders placed on hold in the last quarter of 2002 were released. However, in view of the installation of a new government in February 2003, all remaining orders have been placed on hold until a new economic plan is in place.

LIQUIDITY AND CAPITAL RESOURCES

     Our current activities are financed by short and long term bank loans balanced by short term deposits. The decision regarding the amount of the short term loans was derived from considerations of the yield on the deposit which is generally in foreign currency (receipts from overseas sales), compared to the cost of short term loans. Long term loans derived from acquisition of Achidatex that are amortized over a five year period were $698,442 at December 31, 2002. We believe that we have sufficient working capital to sustain our current level of operations for the next year.

     In the years 2003 and 2004, Defense anticipates increasing its research and development of certain items, primarily, stab-resistant fabric, mine protective shoes, floatable ballistic vests, ballistic protection based on ceramic glass, ballistic concrete reinforcement, modified ballistic wall coverings and one-way protective windows.

     Defense anticipates total research and development expenses for 2003 and 2004 at approximately $350,000 and $750,000, respectively. Defense anticipates that in the year 2005 research and development expenses would rise to approximately $1,250,000.

     The development of these products will be by staff engineers. Defense anticipates that these products will be approximately 20% in production in the year 2003, increasing to full production by the year 2006.

     Defense anticipates that in order to fund the research and development for these products, it may effect an offering of its equity securities. On October 24, 2002, the Company entered into a consulting agreement with KPMG Corporate Finance, LLC ("KPMG") whereby KPMG shall act as the Company's exclusive financial advisor and private placement agent. KPMG is entitled to an engagement fee of $25,000 upon execution of the agreement and an additional $25,000 for a retainer fee upon completion of the Memorandum to be used in any private placement. KPMG will attempt to raise up to $10,000,000 in a private placement of the Company's securities in return for a success fee of 7.0% of the proceeds raised. KPMG will assist the Company in identifying possible acquisitions including and up to final negotiations in return for (1) 75% of KPMG's normal hourly fees and (2) 2.0% of the aggregate consideration paid by the Company including any liabilities assumed.

     If Defense is unable to effect an offering of its securities, it may fund its research and development through its operating funds. In such event, the timing of its anticipated research and development and subsequent production schedule would be slowed.

     In conjunction with the acquisition of 76% of the outstanding common stock of Achidatex Ltd. effective June 18, 2001, the Company recorded long-term deferred tax asset aggregating $666,000 relating to the expected utilization of the net operating loss ("NOL") carryforwards of Achidatex Ltd aggregating approximately $1,851,000. As of December 31, 2002 and December 31, 2001 remaining deferred tax assets with respect to Achidatex`s Nol carryforward were approximately $0 and $362,000, respectively.

     As a result of Achidatex Ltd. operating profitably since its acquisition by the Company in June 2001, the Company has recognized a reduction in its reported income of $258,998 and $107,481 for the year ended December 31, 2002 and 2001, respectively, to account for the 24% minority interest liability. Respectively, as a result of the utilization of the NOL carryforwards of Achidatex Ltd., cash expended for income taxes was reduced. The Company has access to the cash generated by Achidatex Ltd.

     Carryforwards of Achidatex Ltd. were fully-exhausted by December 2002. Accordingly, subsequent to this date, the Company expects that the reduction in its reported income to account for the minority interest allocation will decrease, as will the Company's consolidated cash flows, reflecting the absence of a NOL carryforward to reduce cash expended for income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

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

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

     The adoption of these pronouncements will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

(A)  FINANCIAL STATEMENTS

The following financial statements are set forth at the end hereof.

1.   Report of Independent Auditors

2.   Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001.

3. Consolidated Statements of Operations for the years ended December 31, 2002 and December 31, 2001.

4. Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002 and 2001.

5. Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001.

6.   Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective, May 3, 2002, the Company dismissed Smith & Company ("S&C"), as the Company's independent accountants. Effective May 15,2002, the Company engaged Weinberg & Company, P.A. ("W&C") as the Company's new independent accountants. The Company's Board of Directors approved the dismissal of S&C and the engagement of W&C.

     Prior to the engagement of W&C, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principals to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's financial statements.

     S&C audited the Company's financial statements for the period from inception July 9, 1997 to December 31, 2001. S&C's report for this period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

     During the period from July 9, 1997 to May 13, 2002, there were no disagreements with S&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of S&C, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the period from July 9, 1997 to May 13, 2002.

                                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table and text sets forth the names and ages of all our directors and executive officers and the key management personnel as of December 31, 2002. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME                                                 AGE      POSITION HELD
Joseph Postbinder                                     56      Chairman and CEO
Baruch Tosh                                           47      President
Meira Postbinder                                      57      Vice President of Financing, Secretary, Treasurer and
                                                              Director
Dan Zarchin                                           55      Vice President of Marketing and International,
                                                              Business Development and Director
Tsippy Moldovan                                       46      Deputy Managing Director of Finance and Director
Avraham Hatzor                                        58      COO and Director
Peter Zoltan                                          55      Deputy-Chairman & US Operations Manager
Motti Hassan                                          52      Director

     JOSEPH POSTBINDER, Chairman of the Board, and Chief Executive Officer of Defense and its subsidiaries, has a technical background in fine mechanics. He has been in charge of Export Erez and Mayotex since he founded the companies. He is the husband of Meira Postbinder, our Vice President of Financing, Secretary and Treasurer.

     BARUCH TOSH, is the President of Defense. On January 1, 2003 Mr. Baruch Tosh, joined the Company and was appointed as the President on March 1, 2003. For the past five years Mr. Tosh served as the Business Development Manager for FMS Enterprises Ltd., Israel. FMS produces woven aramid fabrics, unidirectional shields and plates/panels for ballistic protection. Mr. Tosh received a Bachelor of Science degree in Mechanical Engineering from the Ben Gurion University, Beer-Sheva, Israel in 1978 and a Diploma of Business Administration from Technion, Haifa, Israel, in 1996.

     MEIRA POSTBINDER, manages the financing division of Defense and is a director of Export Erez Ltd. which positions she has held for more than the last six years. She is the wife of Joseph Postbinder, our chairman and CEO.

     DAN ZARCHIN, Manager of Marketing and International Business Development and a director of Defense, is a textile engineer. He is also a consultant to Defense and has been doing business as Zarchin Consultants, Tel-Aviv, Israel, since 1981. Previously, he was the Marketing Manager for Kibbutz Noam-Urim, Israel. Mr. Zarchin received a Bachelor of Arts degree in Textile Engineering from the College of Textile Science in Philadelphia, Pennsylvania 1973 and a Masters of Business Administration from Tel-Aviv University, Tel-Aviv, Israel, in 1979.

     TSIPPY MOLDOVAN, is the Deputy Managing Director of Finance and a director for Defense and has been the Deputy Managing Director of Finance of Export Erez for the past 13 years. Mrs. Moldovan attended Buchnich Accounting School in Ashkelon, Israel, and completed course work in economics and management accounting from the Mishlav School, Tel Aviv, Israel.

     AVRAHAM HATZOR, is the COO of Defense and for the past 24 years served as one of the managers of Achidatex. Mr. Hatzor has served as the managing director of Achidatex for the past nine years. Mr. Hatzor studied electronics at a technical high school and served for seven years in the IDF including a period as a civilian advisor.

     PETER ZOLTAN, director of Defense, is also the director of US Operations for Defense. He is the president, and chairman of the board of Jovanda Ltd. He is a 1974 graduate of Pepperdine University in California. For the past twenty-five years, he has been a principal in or an executive with several entrepreneurial ventures in the United States and abroad. In 1992 Peter founded a cutting-edge energy conservation company, which was later taken public, then merged with a major company in the agricultural sector.

     MOTI HASSAN, director of Defense, is an Electronics engineer. Mr. Hassan received a Bachelor of Science degree in Electronic Engineering from the Ben Gurion University, Beer Sheve Israel in 1976. Mr. Hassan served in the Israeli army as a system engineer until 2000 when he retired from the army and joined a private company in the field of professional video as a sales and business development manager.

(A)  COMPENSATION AND OTHER MATTERS

     For the period ended December 31, 2002, certain corporate actions were conducted by unanimous written consent of the Board of Directors.

     Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

(B)  EMPLOYMENT AGREEMENTS

     We have an employment agreement with Mr. Baruch Tosh effective January 1, 2003. Mr.Tosh will receive additional compensation of 1.5% of the growth in total sales. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash. Effective March 1, 2003 Mr. Tosh will serve as president of the Company.

(C)  FAMILY RELATIONSHIPS

     Joseph Postbinder and Meira Postbinder are husband and wife.

(D)  INVOLVEMENT IN LEGAL PROCEEDINGS

     To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(E)  SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer. No other executive officer(s) received compensation for the fiscal year 2002 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                         -------------------                      ----------------------
                                                                                AWARDS                 PAYOUTS
                                                                                ------                 -------

                                                                                  SECURITIES
                                                            OTHER                    UNDER-
                                                            ANNUAL      RESTRICTED   LYING                 ALL OTHER
                                                            COMPEN-     STOCK       OPTIONS/     LTIP       COMPEN-
      NAME AND                      SALARY       BONUS      SATION      AWARD(S)     SARS       PAYOUTS     SATION
 PRINCIPAL POSITION      YEAR        ($)          ($)         ($)         ($)         (#)         ($)         ($)
        (A)               (B)        (C)          (D)         (F)         (F)         (G)         (H)         (I)
        ---               ---        ---          ---         ---         ---         ---         ---         ---

Joseph Postbinder        2001        45,000        0           0           0           0           0           0

Joseph Postbinder        2002        45,000        0           0           0           0           0           0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

     The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2003 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2002; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

     At December 31, 2002 we did not have any equity compensation plans.

                                                       TOTAL NUMBER OF
                 NUMBER/TITLE                              SHARES                   PERCENTAGE OWNERSHIP
Joseph Postbinder
Chairman of the Board
and CEO
36 Hatziunut Street                                    19,440,212 (3)                       76%
Gani Barnea Ashkelon, Israel 78741

Baruch Tosh
President
58 Shapira Street                                            ___                             *
Petach-Tikva, Israel  49600

Meira Postbinder
Vice President of Financing
Secretary, Treasurer, and Director                        9,788 (3)                          *
36 Hatziunut Street
Gani Barnea Ashkelon, Israel 78741

Dan Zarchin
Vice President of Marketing
Director                                                     ___                             *
16 Hannahal Street
Raanana, Israel

Tsippy Moldovan
Managing Director of Finance
Director                                                  55,000 *                           *
34 Hazionut Street
Ashkelon, Israel

Avraham Hatzor
Director
10 Kehilat Saloniki St.                                    262,500                           *
Tel Aviv, Israel

Peter Zoltan
Director
18034 Ventura Blvd.                                        100,000                           *
Encino, California 91316, USA

Moti Hassan
Director
300/3 Hakikayon St                                           ___                            ___
Ashkelon, Israel

All officers and directors
as a whole (8 persons)                                   19,867,500                         78%

*    Less than 1% percent
 _______________________________

(1)  Based upon 25,550,000 shares outstanding.
(2)  Meira Postbinder is the spouse of Joseph Postbinder.
(4) Includes 239,477 shares held through Achidatex Holding Company and 23,023 shares held directly.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

FACILITY LEASE

     Defense leases a building in the Erez Industrial Zone, owned by Joseph Postbinder our Chairman and CEO for $7,119 per month for 2,500 square meters. The terms of the lease were not the result of an arms' length transaction.

NOTES RECEIVABLE FROM OFFICER

     As of December 31, 2002, the Company had an outstading loan evidenced by a Promissory Note, dated as of January 15, 2002 from Joseph Postbinder totaling $400,000. The loan accrued interest at 8% per annum and was due and payable on December 15, 2002. For the fiscal year ended December 31, 2002 total interest income from notes receivable from stockholders approximated $31,000. The balance of the Promissory Note at December 31, 2002 was $380,986. As settlement for the Promissory Note the Company has agreed to the following payment terms.

     o Cash payment in the amount of $75,960; payable $29,360 on May 31, 2003, $28,300 on June 30, 2003; $18,300 on July 31, 2003

     o    $20,598 of payments made by Mr. Postbinder on behalf of the Company

     o Forfeiture of one year of lease payments owed to Mr. Postbinder from the Company in the amount of $7,119 per month, for total payments of $84,428.

     o Delivery of 327,869 shares of Company stock held by Mr. Postbinder valued at $200,000. The values determined by reference to the closing bid price of $.61 of the Company common stock on December 31, 2002.

     At December 31, 2002, the Company was not in compliance with the Sarbanes-Oxley Act of 2002. As this note was not satisfied at maturity, it is deemed to be a violation of the newly enacted Sarbanes-Oxley Act of 2002. As indicated above, the Company intends on remedying this in 2003. Uncertainty exists as to the ultimate resolution of the matter and whether such resolution will have a material impact on the Company's consolidated financial position and results of operations. There are no accruals in the accompanying consolidated balance sheet at December 31, 2002, for this uncertainty.

ITEM 13.  EXHIBITS AND REPORTS ON 8K.

(A)  EXHIBITS

     The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit
Number                                    DESCRIPTION

3.1 Certificate of Incorporation, Incorporated herein by reference from the filing on Form filing on Form 10SB File No. 000-30105.

3.2 Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference from the Filing on Schedule 14C, filed with the Commission on December 30, 2002.

4.1 Share Exchange Agreement, dated March 25, 2002, incorporated herein by reference from the Filing on Form 8-K filed with the Commission on April 14, 2002.

23.1 Subsidiaries of the Company*

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Title 18 United States. Section 1350 as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

(B)  Reports on Form 8-K.

         NONE.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's periodic reports filed with the Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this Report, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. This evaluation was conducted under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.

     Based upon that evaluation, the Company's officers concluded that many of the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities Exchange Act of 1934. For example, the Company's internal controls, particularly in the areas of payroll, control of cash, accounts payable, inventory and accounts receivable, are effective. In addition, the Board of Directors meets with the Chief Financial Officer on a regular basis to review and evaluate the Company's financial position.

     The Company's officers also identified a weakness in the Company's disclosure controls. Such weakness and the steps the Company plans to take to remedy the weakness, are discussed below.

     The Company entered into consulting agreements at the end of 2001 and during 2002 that were not disclosed timely in its filings with the SEC. Additionally, the minutes of the meetings of the Company's Board of Directors did not document the approval of such consulting agreements.

     Remedy: The Company has implemented procedures in 2003 to ensure that all significant agreements are documented in the minutes of the meetings of the Board of Directors and that these agreements are disclosed in SEC filings timely.


CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls. The Company intends to make improvements, as outlined above, to its disclosure controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DEFENSE INDUSTRIES INTERNATIONAL, INC.

Dated:  May 2, 2003           /S/ JOSEPH POSTBINDER
                              ---------------------
                              Name:  Joseph Postbinder
                              Title:   Chairman and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  May 2, 2003           /S/ JOSEPH POSTBINDER
                              ---------------------
                              Name:  Joseph Postbinder
                              Title:   Chairman and CEO


Dated:  May 2, 2003           /S/ BARUCH TOSH
                              ---------------------
                              Name:  Baruch Tosh
                              Title:  President

Dated:  May 2, 2003           /S/ MERIA POSTBINDER
                              ---------------------
                              Name:  Meira Postbinder
                              Title:  V.P. of Financing  and Director


Dated:  May 2, 2003           /S/ TSIPPY MOLDOVAN
                              ---------------------
                              Name:  Tsippy Moldovan
                              Title:  Secretary


Dated:  May 2, 2003           /S/ AVARHAM HAZTOR
                              ---------------------
                              Name:  Avraham Hatzor
                              Title:  COO and Director


Dated:  May 2, 2003           /S/ DAN ZARCHIN
                              ---------------------
                              Name:  Dan Zarchin
                              Title:  Director


Dated:  May 2, 2003           /S/ PETER ZOLTAN
                              ---------------------
                              Name: Peter Zoltan
                              Title:  Director


Dated:  May 2, 2003           /S/ MOTI HASSAN
                              ---------------------
                              Name: Moti Hassan
                              Title:  Director

                                 CERTIFICATIONS

I, Joseph Postbinder , certify that:

1. I have reviewed this report on Form 10-KSB of Defense Industries International, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003                                       /S/ JOSEPH POSTBINDER
                                                  ---------------------
                                                  Joseph Postbinder
                                                  Chairman and CEO

I, Meira Postbinder, certify that:

1.   I have reviewed this report on Form 10-KSB of Defense Industries, Inc.:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003                                       /S/ MERIA POSTBINDER
                                                  ---------------------
                                                  Meira Postbinder
                                                  V.P. of Financing and Director

                                                                    Exhibit 23.1

Export Erez Ltd.

Mayotex Ltd.

Achidatex Nazareth Elite Ltd.

Dragonwear Trading Ltd.

                                                                    Exhibit 99.1

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Camera Platforms, Inc. (the Company), does hereby certify, to such officer's knowledge, that:

     The Report on Form 10-KSB for the fiscal year ended December 31, 2002 of the Company fully complies, in all material respects, with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.



May 2, 2003                                       /S/ JOSEPH POSTBINDER
                                                  ---------------------
                                                  Joseph Postbinder
                                                  Chairman and CEO

                                                  /S/ MERIA POSTBINDER
                                                  ---------------------
                                                  Meira Postbinder
                                                  V.P. of Finance

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                      (FORMERLY PAWNBROKERS EXCHANGE, INC.)
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                      (FORMERLY PAWNBROKERS EXCHANGE, INC.)
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE          1         INDEPENDENT AUDITORS' REPORT

PAGES       2 - 3       CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001

PAGE          4         CONSOLIDATED  STATEMENTS  OF INCOME  AND  COMPREHENSIVE  INCOME  (LOSS) FOR THE YEARS
                        ENDED DECEMBER 31, 2002 AND 2001

PAGE          5         CONSOLIDATED  STATEMENTS  OF CHANGES  IN  SHAREHOLDERS'  EQUITY  FOR THE YEARS  ENDED
                        DECEMBER 31, 2002 AND 2001

PAGE          6         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGES       7 - 28      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Defense Industries International, Inc. (formerly Pawnbrokers Exchange, Inc.) and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 of the notes to the consolidated financial statements, an error resulting in an understatement of previously reported depreciation expense for the year ended December 31, 2001 was discovered by management of the Company during 2002. Accordingly, the consolidated balance sheet as of December 31, 2001 and the statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2001 have been restated to reflect corrections to previously reported amounts.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Defense Industries International, Inc. (formerly Pawnbrokers Exchange, Inc.) and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 8, 2003

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001




                               ASSETS
                                                                                                             2001
                                                                                    2002                (As Restated)
                                                                             -----------------        -----------------

CURRENT ASSETS
 Cash and cash equivalents                                                $            831,820     $            781,996
 Trade accounts receivable, net of allowance for doubtful accounts
  of $108,765 and $93,653, respectively                                              1,965,918                2,461,671
 Inventories                                                                         1,734,966                1,956,072
 Trade accounts receivable - related parties, net                                      209,165                  181,059
 Note receivable - officer                                                             380,986                        -
 Other assets                                                                          186,868                  274,840
 Deferred taxes                                                                        153,294                   97,761
                                                                             -----------------        -----------------
      Total Current Assets                                                           5,463,017                5,753,399
                                                                             -----------------        -----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   1,847,642                1,951,147
                                                                             -----------------        -----------------

OTHER ASSETS
 Investment in marketable securities                                                   479,595                  616,105
 Deposits for the severance of employer-employee relations                             414,350                  472,421
 Deferred taxes, long-term                                                             171,703                  400,689
 Intangible assets                                                                      47,475                   61,452
                                                                             -----------------        -----------------
      Total Other Assets                                                             1,113,123                1,550,667
                                                                             -----------------        -----------------

TOTAL ASSETS                                                              $          8,423,782     $          9,255,213
                                                                             =================        =================





    The accompanying notes are an integral part of the consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001




                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                                             2001
                                                                                     2002                (As Restated)
                                                                               ----------------        ---------------
CURRENT LIABILITIES
 Trade accounts payable                                                     $           982,802     $         1,551,470
 Other accounts payable and credit balances                                             748,188               1,011,062
 Short-term bank credit                                                                 425,998                 894,981
 Current portion of long-term debt                                                      435,152                 371,344
                                                                               ----------------         ---------------
      Total Current Liabilities                                                       2,592,140               3,828,857
                                                                               ----------------        ----------------

LONG-TERM LIABILITIES
 Long-term loans                                                                        762,732               1,295,440
 Long-term loan - related party                                                               -                  47,432
 Provision for the severance of employer-employee relations                             397,936                 431,522
 Minority interest                                                                      817,888                 572,106
                                                                               ----------------        ----------------
      Total Long-Term Liabilities                                                     1,978,556               2,346,500
                                                                               ----------------        ----------------

TOTAL LIABILITIES                                                                     4,570,696               6,175,357
                                                                               ----------------        ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 50,000,000 shares authorized,
   none issued and outstanding                                                                -                       -
 Common stock, $.0001 par value, 250,000,000 shares authorized,
  25,100,000 and 21,000,000 issued and outstanding, respectively                          2,510                   2,100
 Common stock to be issued (250,000 shares)                                                  25                       -
 Additional paid-in capital                                                           1,711,450               1,145,385
 Retained earnings                                                                    2,640,010               2,396,616
 Accumulated other comprehensive loss                                                 (457,909)               (464,245)
 Deferred consulting expense                                                           (43,000)                       -
                                                                               ----------------        ----------------

       TOTAL SHAREHOLDERS' EQUITY                                                     3,853,086               3,079,856
                                                                               ----------------        ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $         8,423,782     $         9,255,213
                                                                               ================        ================



   The accompanying notes are an integral part of the consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND
                           COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                                                    2001
                                                                                             2002              (As Restated)
                                                                                       ---------------        --------------

NET REVENUES                                                                        $       10,629,600    $        8,941,013

COST OF SALES AND PROCESSING                                                                 6,790,980             6,230,974
                                                                                       ---------------       ---------------

GROSS PROFIT                                                                                 3,838,620             2,710,039
                                                                                       ---------------       ---------------

OPERATING EXPENSES
 Selling expenses                                                                              663,605               341,536
 General and administrative expenses                                                         1,955,727             1,260,094
                                                                                       ---------------       ---------------
       Total Operating Expenses                                                              2,619,332             1,601,630
                                                                                       ---------------       ---------------

INCOME FROM OPERATIONS                                                                       1,219,288             1,108,409
                                                                                       ---------------       ---------------

OTHER INCOME (EXPENSE)
 Financial expense, net                                                                      (148,852)             (154,117)
 Impairment loss on marketable securities                                                    (282,435)                     -
 Other income                                                                                   27,429                59,692
                                                                                       ---------------       ---------------
       Total Other Income (Expense)                                                          (403,858)              (94,425)
                                                                                       ---------------       ---------------

INCOME BEFORE INCOME TAXES                                                                     815,430             1,013,984

Less: income tax expense                                                                       313,038               333,789
                                                                                       ---------------       ---------------

Income before minority interest                                                                502,392               680,195

Minority interest                                                                              258,998               107,481
                                                                                       ---------------       ---------------

NET INCOME                                                                                     243,394               572,714
                                                                                       ---------------       ---------------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain (loss), net of minority interest
  loss of $8,225 and $4,997, respectively                                                    (162,225)             (179,474)
 Unrealized loss on available-for-sale securities                                              (5,128)             (149,360)
                                                                                       ---------------       ---------------

 Other comprehensive loss before tax                                                         (167,353)             (328,834)
 Income tax benefit related to items of other comprehensive income (loss)                       60,247               118,380
                                                                                       ---------------       ---------------

  TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX                                                 (107,106)             (210,454)
                                                                                       ---------------       ---------------

COMPREHENSIVE INCOME                                                                $          136,288    $          362,260
                                                                                       ===============       ===============

Net income per share - basic and diluted                                            $             0.01    $             0.03
                                                                                       ===============       ===============

Weighted average number of shares outstanding - basic and diluted                           24,265,479            20,516,709
                                                                                       ===============       ===============



   The accompanying notes are an integral part of the consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                            Common Stock            Additional
                                                 Common Stock               To Be Issued             Paid-In
                                            Shares         Amount       Shares        Amount         Capital
                                          ----------     ---------    ----------    ----------    -------------

Balance, December 31, 2000                19,949,992   $     1,995             -     $       -   $      158,640

Issuance of common stock to acquire
 Achidatex Ltd.                            1,050,008           105             -             -          986,745

Foreign currency translation loss                  -             -             -             -                -

Unrealized loss on available for sale
 securities                                        -             -             -             -                -

Net income, 2001                                   -             -             -             -                -
                                         -----------   -----------   -----------   -----------      -----------

Balance, December 31, 2001 as
 previously reported                      21,000,000         2,100             -             -        1,145,385

Prior period adjustment to account
 for additional depreciation expense               -             -             -             -                -
                                         -----------   -----------   -----------   -----------      -----------

Balance, December 31, 2001 (as
 restated)                                21,000,000         2,100             -             -        1,145,385

Common stock transferred in
 recapitalization                          4,000,000           400             -             -            (400)

Common stock issued for services             100,000            10             -             -          171,990

Common stock to be issued for services             -             -       250,000            25          394,475

Impairment loss recognized on other
 than temporary decline in marketable
 securities                                        -             -             -             -                -

Foreign currency translation loss                  -             -             -             -                -

Unrealized loss on available for sale
 securities                                        -             -             -             -                -

Net income, 2002                                   -             -             -             -                -
                                         -----------   -----------   -----------   -----------      -----------

BALANCE, DECEMBER 31, 2002                25,100,000   $     2,510       250,000   $        25    $   1,711,450
                                         ===========   ===========   ===========   ===========      ===========



                                                        Accumulated
                                                           Other        Deferred
                                           Retained    Comprehensive   Consulting
                                           Earnings         Loss         Expense         Total
                                         -----------    -----------    -----------    -----------
Balance, December 31, 2000               $ 1,823,902    $ (130,414)    $         -    $ 1,854,123

Issuance of common stock to acquire
 Achidatex Ltd.                                    -              -              -        986,850

Foreign currency translation loss                  -      (184,471)              -      (184,471)

Unrealized loss on available for sale
 securities                                        -      (149,360)              -      (149,360)

Net income, 2001                             644,767              -              -        644,767
                                         -----------    -----------    -----------    -----------

Balance, December 31, 2001 as
 previously reported                       2,468,669      (464,245)              -      3,151,909

Prior period adjustment to account
 for additional depreciation expense        (72,053)             -               -       (72,053)
                                         -----------    -----------    -----------    -----------

Balance, December 31, 2001 (as
 restated)                                 2,396,616      (464,245)              -      3,079,856

Common stock transferred in
 recapitalization                                  -              -              -              -

Common stock issued for services                   -              -       (43,000)        129,000

Common stock to be issued for services             -              -              -        394,500

Impairment loss recognized on other
 than temporary decline in marketable
 securities                                        -        169,984              -        169,984

Foreign currency translation loss                  -      (158,520)              -      (158,520)

Unrealized loss on available for sale
 securities                                        -        (5,128)              -        (5,128)

Net income, 2002                             243,394              -              -        243,394
                                         -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2002               $ 2,640,010    $ (457,909)   $   (43,000)   $  3,853,086
                                         ===========    ===========    ===========    ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                                                                                       2001
                                                                                               2002               (As Restated)
                                                                                          ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                            $          243,394    $          572,714
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                   286,995               191,177
  Stock issued and to be issued for services                                                      523,500                     -
  Deferred taxes                                                                                  173,453               288,733
  Minority interest in income of subsidiary                                                       258,998               107,480
  Impairment loss on investments in marketable securities                                         282,435                     -
  Gain from sale of fixed assets                                                                 (26,891)              (25,336)
 Changes in operating assets and liabilities:
  Decrease in trade accounts receivable                                                           467,646                29,590
  Decrease in other receivables and debit balances                                                 56,673               214,296
  Decrease (increase) in deposits for employee severance                                           58,071              (10,911)
  Decrease in inventory                                                                           221,106               217,234
  Decrease in trade accounts payable                                                            (568,668)             (983,713)
  (Decrease) increase in other accounts payable and credit balances                             (212,560)               311,820
  (Decrease) increase in provision for the severance of employer-employee relations              (33,586)                10,752
                                                                                          ---------------       ---------------
        Net Cash Provided By Operating Activities                                               1,730,566               923,836
                                                                                          ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                    (254,503)             (108,129)
  Proceeds from sale of property, plant and equipment                                              64,779                51,206
  Cash acquired in acquisition of Achidatex                                                             -                39,147
  Advances related to acquisition                                                                       -                56,820
  Pre-acquisition loan to subsidiary                                                                    -             (480,000)
  Funds advanced on behalf of shareholder                                                       (400,000)                     -
  Purchases of marketable securities                                                             (38,486)              (37,620)
                                                                                          ---------------       ---------------
        Net Cash Used In Investing Activities                                                   (628,210)             (478,576)
                                                                                          ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank credit, net                                                                   (468,983)           (1,899,604)
  Proceeds from long term debt                                                                          -             1,592,852
  Payments on long-term debt                                                                    (468,900)                     -
  Loan payable - related party                                                                   (47,432)                47,432
                                                                                          ---------------       ---------------
        Net Cash Used In Financing Activities                                                   (985,315)             (259,320)
                                                                                          ---------------       ---------------

EFFECT OF EXCHANGE RATES CHANGES ON CASH                                                         (67,217)              (67,239)
                                                                                          ---------------       ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          49,824               118,701

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    781,996               663,295
                                                                                          ---------------       ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $          831,820    $          781,996
                                                                                          ===============       ===============

INTEREST PAID                                                                          $          174,814    $                -
                                                                                          ===============       ===============

TAXES PAID                                                                             $           82,243    $                -
                                                                                          ===============       ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2002, an aggregate amount of $50,314 of expenses paid by an officer on behalf of the Company (resulting in a payable) was offset with a corresponding reduction in accrued interest and principal on the note receivable - officer of $31,300 and $19,014, respectively.

On June 8, 2001, the Company issued 657,900 shares of common stock to acquire Achidatex Nazareth Elite (1977) Ltd. The Company acquired assets totaling approximately $6,240,000 and assumed liabilities of approximately $5,250,000.



   The accompanying notes are an integral part of the consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 1  DESCRIPTION OF BUSINESS

     Export Erez, Ltd. was incorporated in Israel and commenced operations in 1983. Export Erez, Ltd. manufactures textile products designed mainly for the defense industry, although in recent years it has penetrated additional markets in Israel and overseas, in both the military and civilian industries.

     Export Erez, Ltd.'s wholly owned subsidiary Mayotex Ltd., was incorporated in Israel in 1990. Mayotex is engaged in weaving fabric and tapes, which it sells to Export Erez, Ltd. and to other customers. It also produces end products for civilian industries requiring fabric with special qualities (high degrees of strength, waterproofing, etc.). Mayotex also produces animal products such as stripes, collars, etc.

     Export Erez Ltd.'s wholly owned subsidiary Dragonwear Trading Ltd., was incorporated in Cyprus in October 2000. Dragonwear is involved with trading textile products.

     On April 21, 2000, Export Erez USA, Inc. ("Export USA"), a totally inactive corporation, consummated an Agreement and Plan of Reorganization (the "Agreement") with Export Erez, Ltd. ("Export Ltd.") whereby all of the shareholders in Export Ltd. had their shares converted into 18,353,993 (retroactively restated) shares of Export USA, or approximately 96% of the common stock of Export USA. Under generally accepted accounting principles, a company whose shareholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of Export USA and a recapitalization of Export Ltd.

     On June 18, 2001, Export USA acquired 76% of the total share capital of Achidatex Nazareth Elite (1977) Ltd. ("Achidatex") (See Note 3).

     On March 25, 2002, under a share exchange agreement (the "Agreement"), Pawnbrokers Exchange, Inc. ("PEI"), a reporting public company with no operations at that time, acquired 100% of the issued and outstanding common stock of Export Erez USA, Inc. in exchange for 21,000,000 shares of common stock of PEI. Immediately after the acquisition, there were 25,000,000 shares of PEI outstanding. As a result of the exchange, Export USA became a wholly owned subsidiary of PEI and the shareholders of Export USA became shareholders of approximately 84% of PEI. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as an acquisition of PEI by Export USA and a recapitalization of Export USA. Accordingly, the consolidated financial statements will include the following: (1) The balance sheet will consist of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost on the date of the acquisition; (2) The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the acquiree from the date of the acquisition.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     Effective March 25, 2002, PEI began doing business as Defense Industries International, Inc. On July 8, 2002, PEI changed its corporate domicile from the State of Utah to the State of Nevada (the "re-incorporation"). In order to accomplish the re-incorporation, PEI merged with and into its wholly owned subsidiary, Defense Industries International, Inc., ("Defense Industries") a Nevada corporation organized on July 1, 2002. As a result of the re-incorporation, PEI's name was changed from Pawnbrokers Exchange, Inc. to Defense Industries International, Inc. Each share of Pawnbrokers capital stock issued and outstanding on the effective date was converted into and exchanged for one share of Defense Industries capital stock. Defense Industries is authorized to issue 250,000,000 shares of $.0001 par value common stock and 50,000,000 shares of $.0001 par value preferred stock. As a result, common stock changed from no par value to a par value of $.0001. Accordingly, the consolidated balance sheet and the consolidated statement of changes in shareholders' equity have been retroactively restated to effectuate the change.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

     (A) BASIS OF PRESENTATION

     The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

     (B) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements for 2002 include the accounts of Defense Industries International, Inc. (formerly Pawnbrokers Exchange, Inc. (see Note 1) and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (1977) Ltd. (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex.

     The consolidated financial statements for 2001 include the accounts of Export Erez, USA, Inc. and its wholly owned subsidiaries, Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. for the periods ended September 30, 2001 and its 76% owned subsidiary Achidatex Nazareth Elite
     (1977) Ltd. from June 18, 2001, the date of acquisition (See Note 3).

     All intercompany accounts and transactions have been eliminated in consolidation.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     (C) FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Export Erez, Ltd., Mayotex Ltd., and Achidatex Nazareth Elite is the New Israeli Shekel (NIS). The functional currency of Dragonwear Trading Ltd. is the Cyprus Pound (CYP). The financial statements of Dragonwear are translated into NIS. The financial statements for all of these entities are then translated into United States dollars from NIS at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

     Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2002 and 2001, gains of $37,944 and $27,048, respectively are included in financial expense, net in the accompanying consolidated statements of income and comprehensive income (loss).

     (D) COMPREHENSIVE INCOME (LOSS)

     The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company and its subsidiaries expressed in NIS to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income (Loss) in the Statement of Shareholders' Equity.

     The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale securities at their fair market value at year end are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income (Loss) in the Statement of Shareholders' Equity.

     Amounts reported in net income and other comprehensive income for the years ended December 31, 2002 and 2001 are presented net of an assumed tax rate of 36% as follows:


                                                                                2002                 2001
                                                                          ----------------     ----------------
      Net income:
       Gain (loss) on sales of securities                              $                 -       $            -
       Income tax benefit (expense)                                                      -                    -
                                                                          ----------------     ----------------
                                                                       $                 -       $            -
                                                                          ================     ================
      Other comprehensive income (loss):
       Holding gain (loss) arising during period, net of tax           $          (75,251)   $         (95,590)
       Reclassification adjustment, net of tax                                      71,969                    -
                                                                          ----------------     ----------------
        Net gain (loss) recognized in other comprehensive income       $           (3,282)   $         (95,590)
                                                                          ================     ================

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     (E) USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (F) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments are principally non-derivative assets and non-derivative liabilities (non-derivative assets include cash and cash equivalents, deposits in banks and other financial institutions, marketable securities, trade accounts receivable, other receivables and debit balances; non-derivative liabilities include short-term credit from banks and others, trade accounts payable, and other payables and credit balances). Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in the financial statements.

     (G) CONCENTRATIONS OF CREDIT RISK

     At December 31, 2002 and 2001, the Company held cash and cash equivalents, in the aggregate amount of $831,820 and $781,996, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

     The majority of the Company's sales are made to government institutions and private industry in Israel. Consequently, the exposure to credit risks relating to trade receivables is limited.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.

     (H) CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     (I) INVESTMENT IN MARKETABLE SECURITIES

     The Company invests in mutual funds in Israel. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method. The Company reviews each marketable security to determine whether a decline in fair market value is other than temporary. If the decline is deemed other than temporary, the cost basis of the individual security is written down to fair market value as a new cost basis and the amount written down is included in operations as a realized loss. During 2002, the Company recognized an aggregate amount of $282,435 as other than temporary declines in marketable securities.

     (J) INVENTORIES

     Inventories are valued at the lower of cost or market value using the first-in first-out method for raw materials. The cost includes expenses of freight-in transportation. The specific identification method is used for finished goods since all orders are custom orders for customers.

     (K) PROPERTY AND EQUIPMENT

     Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years.

     These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. There has been no impairment loss recorded for the years ended December 31, 2002 and 2001.

     (L) INTANGIBLE ASSETS

     Intangible assets are being amortized using the straight-line method over the estimated useful life of eight years.

     (M) REVENUE RECOGNITION

     Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. The Company provides a warranty on goods ranging from three to four years. The Company's policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, the Company has not established a reserve at December 31, 2002 and 2001.

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     (N) SEGMENTS

     During 2002 and 2001, the Company operated and managed two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical (See Note 17(A) for segment information).

     (O) INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (P) PER SHARE DATA

     Basic net income per common share is computed based on the weighted average common shares outstanding during the year. Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year. The computation of weighted average common shares outstanding gives retroactive effect to the recapitalization and the re-incorporation discussed in Note 1. There were no common stock equivalents outstanding at December 31, 2002 and 2001 because the exercise price of the common stock equivalents exceeded the average market price of the stock. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

     (Q) RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


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

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
     - an amendment of FASB Statement No. 123." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

     The adoption of these pronouncements will not have a material effect on the Company's consolidated financial position or results of operations.

     (R) PRIOR PERIOD ADJUSTMENT

     The accompanying consolidated balance sheet as of December 31, 2001 has been restated to correct an error for the understatement of depreciation expense during 2001. The effect of the restatement was to increase depreciation expense and decrease net income for 2001 by $72,053. Retained earnings and property, plant and equipment, net in the December 1, 2001 consolidated balance sheet and retained earnings in the consolidated statement of changes in shareholders' equity have been restated for the effect of the prior period adjustment. The effect of the error did not affect the previously reported earnings per share of $.03 (retroactively restated for the recapitalization discussed in Note 15(A)) for the year ended December 31, 2001.

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 3  BUSINESS COMBINATION

     Effective June 18, 2001, the Company acquired 76% of the total common stock of Achidatex Nazareth Elite (1977) Ltd. ("Achidatex") by issuing 1,050,008 shares of its common stock valued at $1.50 per share resulting in a total purchase price of $986,850. Achidatex was a private company (incorporated in Israel in 1977) that manufactures and markets ballistic shields. The acquisition has been accounted for as a purchase, and accordingly, the consolidated financial statements have been prepared to include the results of operations of Achidatex beginning from the date of acquisition. The excess of the total net fair value of the assets acquired of $1,471,314 over the purchase price of $986,850, in the amount of $484,464, has been recorded as a reduction in the fair market value assigned to the fixed assets of Achidatex.

     Following are the summarized unaudited pro forma consolidated results of operations for the year ended December 31, 2001, assuming the acquisition had taken place at the beginning of that fiscal year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.


                                                                                          2001
                                                                                    ------------------

     Net revenues                                                                   $      11,825,534
     Income (loss) before income taxes                                                      1,374,176
     Income tax expense                                                                       307,287
     Minority interest earnings (losses), net of tax                                          347,785
     Net income (loss)                                                                      1,333,678
     Net income (loss) per share                                                                 0.07

NOTE 4  OTHER RECEIVABLES AND DEBIT BALANCES


                                                                       2002                 2001
                                                                  ----------------     ----------------

     Government institutions                                $               48,465    $         118,500
     Employees and institutions for wage                                         -               34,124
     Advances to suppliers and service providers                            72,139               83,255
     Prepaid expenses                                                       27,214               11,723
     Lease deposits                                                         13,361                9,861
     Shareholder loans receivable                                           25,689               17,377
                                                                  ----------------     ----------------

                                                               $           186,868    $         274,840
                                                                  ================     ================

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 5  INVESTMENT IN MARKETABLE SECURITIES

     The investments in marketable securities represent participation certificates in mutual funds in Israel. The Company classifies its investments in marketable securities as available for sale securities, which it intends to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of shareholders' equity as part of other comprehensive income (loss), until realized. A reconciliation of original cost to fair market value for securities held at December 31, 2002 and 2001 follows:


                                                                                     2002                 2001
                                                                               ----------------     ----------------

     Investment in marketable securities, at cost                         $             767,158    $         786,089
     Realized loss                                                                    (282,435)                    -
     Unrealized loss                                                                    (5,128)            (169,984)
                                                                               ----------------     ----------------
     Investment in marketable securities at fair market value                           479,595              616,105
         Less current portion                                                                 -                    -
                                                                               ----------------     ----------------

           Non-current portion                                            $             479,595    $         616,105
                                                                               ================     ================

NOTE 6  INVENTORIES

     Inventories at December 31, 2002 and 2001 consist of the following:


                                                                                  2002                  2001
                                                                              -----------------   -----------------

     Raw materials                                                          $           927,821  $        1,166,086
     Work in progress                                                                   584,487             491,237
     Finished goods                                                                     222,658             298,749
                                                                              -----------------   -----------------

                                                                           $          1,734,966  $        1,956,072
                                                                              =================   =================

NOTE 7  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2002 and 2001consisted of the following:

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001



                                                            2002                 2001               Estimated
                                                                                                   Useful Life
                                                      -----------------     ----------------    ------------------

     Buildings                                     $            145,376    $         156,814         15 - 25 Years
     Leasehold improvements                                     229,646              237,814
     Motor Vehicles                                             317,985              267,501           5 - 7 Years
     Office Equipment and Furniture                             256,170              251,113          3 - 14 Years
     Equipment                                                2,374,563            2,405,034               5 Years
                                                      -----------------     ----------------
                                                              3,323,740            3,318,276
     Less: Accumulated Depreciation                         (1,476,098)          (1,367,129)
                                                      -----------------     ----------------

                                                   $          1,847,642    $       1,951,147
                                                      =================     ================

     Depreciation expense for the years ended December 31, 2002 and 2001 was $273,018 and $174,666, respectively.

NOTE 8  INTANGIBLE ASSETS

     In October 2000, the Company purchased the knowledge to manufacture ceramic plates with a ballistic cloth covering for $89,100. This amount is being amortized over the estimated useful life of eight years.

     Intangible assets at consisted of the following:


                                                               2002                 2001
                                                          ----------------     ----------------

     Purchased manufacturing knowledge                 $            89,100    $          89,100
     Less accumulated amortization                                (41,625)             (27,648)
                                                          ----------------     ----------------

                                                       $            47,475    $          61,452
                                                          ================     ================

     Amortization expense for the purchased manufacturing knowledge for the year ended December 31, 2002 and 2001 was $13,977 and $16,511, respectively.

NOTE 9  SHORT-TERM BANK CREDIT

     Short-term bank credit at December 31, 2002 and 2001 was comprised as follows:

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001



                                                      Interest Rates               2002                 2001
                                                    --------------------     ----------------     ----------------

     Overdraft credit                                    7% - 12%         $           336,267    $         604,636
     Loans linked to the Consumer Price Index            6% - 12%                      47,531               38,934
     Short-term bank loan                                 11.65%                       42,200              251,411
                                                                             ----------------     ----------------

                                                                          $           425,998    $         894,981
                                                                             ================     ================

     The overdraft credit is a revolving credit facility due on demand. The loans linked to the CPI are due in monthly principal and interest installments totaling $9,701. The short-term bank loan is due in twelve monthly installments of approximately $3,742 per installment.

     To secure its short-term liabilities and long-term loans (See Note 11), the Company has registered unlimited charges on its assets in favor of several Israeli banks on all assets, securities, notes and other trade instruments which are deposited with the banks.

NOTE 10  OTHER ACCOUNTS PAYABLE AND CREDIT BALANCES


                                                             2002                   2001
                                                        ----------------      -----------------

     Government                                      $            33,377     $                -
     Employees and institutions for wage                         205,745                425,869
     Shareholder loans payable                                         -                 19,703
     Advances from customers                                      15,275                228,169
     Accrued expenses and taxes                                  493,791                337,321
                                                        ----------------      -----------------

                                                     $           748,188     $        1,011,062
                                                        ================      =================

NOTE 11  LONG-TERM LOANS

     On January 23, 2002, the Company borrowed $16,000 at an interest rate of LIBOR plus 1%. The terms are 24 monthly payments commencing February 23, 2002 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2002, the balance of the loan was $8,027, of which $7,406 is short-term.

     On September 1, 2002, the Company borrowed $160,000 at an interest rate of LIBOR plus 1%. The terms are 24 monthly payments commencing October 1, 2002 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2002, the balance of the loan was $141,841, of which $78,172 is short-term.

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     On June 18, 2001, the Company borrowed $455,200 at an interest rate of 10%. The terms are 60 monthly payments commencing July 18, 2001 with each payment consisting of principal along with accrued interest. As of December 31, 2002, the balance of the loan was $207,409, of which $94,826 is short-term.

     On November 1, 2001, the Company borrowed $113,800 at an interest rate of 6%. The terms are 24 monthly payments commencing December 1, 2001 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2002, the balance of the loan was $51,588, all of which is short-term.

     On November 4, 2001, the Company borrowed $1,138,000 at an interest rate of 7.3%. The terms are 60 monthly payments commencing December 4, 2001 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2002, the balance of the loan was $786,725, of which $200,866 is short-term.

     On March 7, 2000, the Company borrowed $27,500 at an interest rate of 8.2%. The terms are 36 monthly payments commencing April 1, 2000 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2002, the balance of the loan was $2,294, all of which is short-term.

     All of the Company's long-term loans listed above are collateralized by a floating guarantee of essentially all of the Company's assets (See Note 9).

     Required principal payments (including current maturities) on long-term loans at December 31, 2002 are as follows:


               YEAR                                           Amount
             --------                                    -----------------

               2003                                   $            435,152
               2004                                                369,393
               2005                                                209,212
               2006                                                184,127
                                                         -----------------

       Less: current portion                                       435,152
                                                         -----------------


          Long-term loans                             $            762,732
                                                         =================

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 12 DEPOSITS AND PROVISIONS FOR THE SEVERANCE OF EMPLOYER-EMPLOYEE RELATIONS


                                                                                 2002                  2001
                                                                           ---------------       ---------------
     Deposits for the severance of employer-employee relations          $          414,350    $          472,421
     Provision for the severance of employer-employee relations         $          397,936    $          431,522

     Under the Israeli Severance Pay Law, the Company is required to make severance payments to terminated employees who have been employed at least one year. The calculation is based on the employee's latest salary and the period employed whereby the employee is entitled to one month of severance pay for each year employed based on the last month's salary. For certain employees, including officers, the obligation for severance pay is discharged by payment of premiums to insurance companies under approved plans.

     Certain classes of the Company's employees are included in a comprehensive defined contribution pension plan for industrial workers and the Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 6% to 13% of the employee's salary each month to the pension fund. Contributions charged to operations were approximately $120,000 and $98,000 in 2002 and 2001, respectively. Part of the Company's contributions relates to the Company's liability for severance pay for the period commencing from the date when the employee joined the program. The amount required to cover the liability of the Company for severance pay to such employees prior to their joining the program was deposited with a severance pay fund. For employees other than those referred to above, the Company's liability is covered by regular payments to severance pay funds.

     The amounts maintained with insurance companies and the pension fund are not under control of the Company and therefore are not reflected in the financial statements. The deposits presented in the balance sheet include profits accumulated to the balance sheet date. The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Pay Law as discussed above.

NOTE 13  INCOME TAXES

     The American parent company and its American subsidiary and the Israeli subsidiaries file separate tax returns. The Israeli companies are taxed in Israel at a flat rate of 36% and are subject to the Israel Income Tax Law (Inflation Adjustment) of 1985.Under this law, results of operations for income tax purposes are measured in real terms in accordance with the changes in the Israeli Consumer Price Index. The inflation adjustment is expressed as financing costs or income and is applied as an adjustment to book income for purposes of computing income taxes. The Company's plant expansions were granted an approved status under the law for the encouragement of capital investments and the income for the approved part will be taxed at 25%.

                    DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     Income tax expense (benefit) in United States Dollars for the years ended December 31, 2002 and 2001 is as follows:


                                                   2002                  2001
                                             -----------------     -----------------

     Current United States                $          (194,080)   $             6,828
     Current Israel                                    269,665               338,412
     Deferred Israel                                   237,453              (11,451)
                                             -----------------     -----------------

                                          $            313,038    $          333,789
                                             =================     =================

     The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001 (computed by applying United States statutory rates and the Israeli tax rates to income before taxes) as follows:


                                                                                 2002                  2001
                                                                           -----------------     -----------------

     Computed "expected" tax expense                                    $            416,925    $          381,558
     Non-tax deductible expenses                                                     183,264                17,143
     Inflationary adjustment                                                       (106,542)              (11,451)
     Tax exempt revenues or taxable at different rate                                (6,259)              (53,461)
     Prior year's taxes                                                               19,730                     -
     Net operating loss carryforwards                                              (194,080)                     -
                                                                           -----------------     -----------------

                                                                        $            313,038    $          333,789
                                                                           =================     =================

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:


                                                                                 2002                  2001
                                                                           ----------------      -----------------
    Deferred taxes asset - current - in respect of:
      Allowance for doubtful accounts                                   $            68,441    $            65,305
      Provision for vacation and supplementary holiday                               20,853                 32,456
                                                                           ----------------      -----------------

                                                                        $            89,294    $            97,761
                                                                           ================      =================

                   DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     Deferred taxes asset, net - non current - in respect of:
       Depreciable fixed assets                                          $         (13,246)   $          (11,848)
       Shares issued for employee services                                           47,240                50,957
       Net operating loss carryforward                                            (194,080)               361,580
       Severance of employer/employee relations                                       7,629                     -
       Write-down of Israeli marketable securities                                  101,677                     -
                                                                           ----------------      ----------------
       Total gross deferred tax assets, non-current                                 337,380                     -
       Less valuation allowance                                                   (101,677)                     -
                                                                           ----------------      ----------------

                                                                         $          235,703    $          400,689
                                                                           ================      ================

     At December 31, 2002, the American parent company and its American subsidiary had net operating loss carryforwards of approximately $571,000 for income tax purposes, available to offset future taxable income expiring in 2022, which resulted in a deferred tax asset of $194,080. The American parent company and its American subsidiary did not record a valuation allowance at December 31, 2002 because it was more likely than not that they would avail themselves of the tax benefit generated by the net operating loss carryforwards.

     At December 31, 2002, one of the Israeli subsidiaries incurred an impairment loss due to other than temporary declines in the value of marketable securities, available to offset future taxable gains on marketable securities indefinitely. This resulted in a deferred tax asset of $101,677, which was fully reserved at December 31, 2002. The valuation allowance at December 31, 2001 was $0. The net change in the valuation allowance during the year ended December 31, 2002 was an increase of $101,677. At December 31, 2002, the Israeli net operating loss carryforwards from prior years have been fully utilized.

NOTE 14  COMMITMENTS AND CONTINGENCIES

     (A) OPERATING LEASE AGREEMENTS

     1. Under a lease agreement dated January 1, 1998 between the Company and a principal shareholder of the Company, the Company leases an industrial building located in the Erez Industrial Zone (See Note 16(A)). The lease term is for one year and is renewable for an additional period of one year at the end of each term. The annual rent payments totaled approximately $85,500 based on the average exchange rate for the latest period presented. The Company is subleasing one-third of the building to its wholly owned subsidiary, Mayotex Ltd. The sublease terms are identical to the Company's and the annual proceeds from rent payments totaled approximately $14,400.

                   DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     2. Under a lease agreement effective January 1, 1998, the Company leases an industrial building located near the city of Netivot. The lease term is for two years and is renewable up to an additional three years. The annual rent payments totaled approximately $11,000 based on the average exchange rate for the latest period presented. In January 2003, the lease was extended to December 31, 2004, and the annual rent was reduced to approximately $10,000 indexed to the Israeli CPI.

     3. Under a lease agreement effective January 1, 2002, the Company leases an industrial building located in the Erez Industrial Zone. The lease term is for one year and is renewable for an additional period of one year at the end of each term. The annual rent payments totaled approximately $19,200 based on the average exchange rate for the latest period presented.

     4. Under a lease agreement effective January 1, 2002, the Company leases an industrial building located in the Ashdod Industrial Zone. The lease term is for one year and is renewable for an additional period of one year at the end of each term. The annual rent payments totaled approximately $12,000 based on the average exchange rate for the latest period presented. This building is owned by a related party (See Note 16(A)).

     5. Under a lease agreement effective January 1, 2001, the Company leases an industrial building located in the Nazareth Industrial Zone. The lease term is for three years expiring December 31, 2004. The annual rent payments totaled approximately $180,000 based on the average exchange rate for the latest period presented.

     6. Under a lease agreement effective January 1, 2001, the Company leases an industrial building located in the Petach Tiqwa Industrial Zone. The lease term is for five years expiring December 31, 2005. The annual rent payments totaled approximately $21,600 based on the average exchange rate for the latest period presented.

     7. The Company also owns an industrial building in the Erez Industrial Zone. No mortgage or lien exists on this building.

     Future minimum lease payments for the operating leases are as follows at December 31, 2002:


                 YEAR                          Amount
             -----------                  ----------------

                 2003                    $         211,600
                 2004                              211,600
                 2005                               21,600
                                          ----------------

                                         $         444,800
                                          ================

                   DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     Rent expense under the operating leases for the years ended December 31, 2002 and 2001 was $359,505 and $421,825, respectively.

     (B) AGREEMENTS

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

     On April 30, 2002, the Company entered into a one-year agreement with a consultant whereby the consultant would assist the Company to raise capital, develop business plans, handle investor relations and review strategic business plans. In return, the Company agreed to issue an aggregate of 1,200,000 shares (payable in quarterly installments of 300,000 shares each) of common stock valued at $3,000,000 the fair market value of the common stock on the effective date of the agreement based on the prevailing market price. After the initial 300,000 shares were issued, the Company disputed the contract due to non-performance and began litigation to reacquire the shares. In April 2003, the Company settled the dispute for $108,000, all of which was recognized as consulting expense during 2002. Pursuant to the settlement agreement, the Company received its 300,000 shares back in 2003. The reacquired shares are treated as never having been issued as of December 31, 2002.

     On July 30, 2002, the Company entered into a one-year agreement with a consultant whereby the consultant would assist the Company with investor relations. In return, the Company agreed to issue an aggregate of 700,000 shares (payable in quarterly installments of 175,000 shares each) of common stock valued at $1,561,000, the fair market value of the common stock on the effective date of the agreement based on the prevailing market price. In December 2002, the agreement was canceled. To date, 150,000 shares (shown as to be issued as of December 31, 2002) were issued in 2003 and no other shares are due to the consultant (See Note 18). Accordingly, $334,500 was recognized as consulting expense during 2002.

     On November 29, 2001, the Company entered into a one-year agreement with a consultant whereby the consultant would assist the Company to acquire public listing on a stock exchange, to raise capital and to settle disputes the Company made against other companies. In return, the agreement requires the Company to issue 10,000 shares of the Company's common stock monthly and to reimburse the consultant for out of pocket expenses. For settling the disputes, the consultant was also entitled to additional equity compensation. The agreement with the consultant was itself disputed during 2002. Accordingly, the Company has accrued an aggregate amount of $111,069 under the agreement. No signed settlement has been reached.

                   DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     On March 16, 1999, the Company entered into a limited partnership agreement to operate in the field of production and marketing of helmets, for exporting purposes only. On May 9, 2001, the partnership was terminated and the Company purchased $7,200 of equipment and $12,900 inventory used in the production of ballistic helmets including intangible knowledge. Thereafter, the Company began manufacturing ballistic helmets and the results are included in the accompanying consolidated financial statements.

     In November 1998, the Company executed an agreement with a consultant whereby the consultant would provide services with regard to assisting the Company to become a public company in the United States. The fee to be paid by the Company was $140,000 and a five-year transferable warrant to acquire up to 250,000 registered shares of the Company's common stock at an exercise price of $1.00 per share. The Company paid the consultant $130,000 from the period of its inception in 1998 through December 31, 2001 in full settlement of this agreement. The warrants were valued at zero under the Black-Scholes method since the exercise price greatly exceeded the estimated fair market value of the shares of the Company and none of the warrants were exercised. During 2002, the Company began litigation against the consultant for failure to perform under the agreement. In May 2002, a settlement was reached whereby the consultant waived his rights to the warrants and reduced his ownership percentage in the Company by giving up shares of Company stock.

     (C) CONTINGENCIES

     1. The Company's subsidiary, Achidatex, was sued for $476,000 by a former employee, who claimed they were owed commissions plus withholding differentials linkage and interest. The Company filed a counter-claim against the employee, for a declaratory verdict of breach of employment contract and also filed a claim against the employee in the amount of $131,000 for breach of trust. In January 2002, the Company reached a settlement out of court with the employee amounting to $45,520, which was included in accrued expenses in the consolidated balance sheet at December 31, 2001.

     2. The Company's subsidiary, Achidatex, received grants in the past from the Fund for Encouragement of Foreign Sales at the Ministry of Industry and Trade. The Company is required to pay royalties of 3% from the additional export each year compared with the calendar year in which its plan was submitted. The balance of the grants received less the royalties paid at December 31, 2002 and 2001 is $48,513 and $54,721, respectively.

                   DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     3. In addition, liens remain on the assets of the Company's subsidiary, Achidatex, in favor of the State of Israel in respect of grants that the Company received in the past and for which the Company received final implementation approval in the past. These liens have not yet been removed.

NOTE 15  SHAREHOLDERS' EQUITY

     (A) RECAPITALIZATION

     On March 25, 2002, Pawnbrokers Exchange, Inc. ("PEI"), a reporting public company with no assets, liabilities or operations at that time, consummated a share exchange agreement (the "Agreement") with Export Erez USA, Inc., ("Export USA") a company incorporated in Delaware whereby all of the shareholders in Export USA had their shares converted into 21,000,000 shares or 84% of the common stock of PEI. PEI had 4,000,000 shares outstanding immediately prior to the recapitalization.

     Under generally accepted accounting principles, a company whose shareholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of PEI and a recapitalization of Export USA. The consolidated financial statements subsequent to the acquisition include the following: (1) the balance sheet consists of the net assets of PEI at historical costs (zero at the acquisition date) and the net assets of Export USA and subsidiaries at historical cost. (2) the statement of operations consists of the operations of Export USA and subsidiaries for the period presented and the operations of PEI from the recapitalization date.

     (B) ISSUANCES OF COMMON STOCK

     On April 8, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 100,000 shares of common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. Consulting expense of $129,000 was recognized during 2002 and $43,000 is reflected as a deferred consulting expense component of equity.

     Effective June 18, 2001, the Company issued 1,050,008 shares of its common stock to acquire a 76% interest in Achidatex Nazareth Elite (1977) (See
     Note 3).

                   DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 16  RELATED PARTIES

     (A) TRANSACTIONS WITH RELATED PARTIES

     The Company has signed lease agreements with the principal shareholder of the Company and a sublease agreement with its wholly owned subsidiary, Mayotex Ltd. (See Note 14(A)(1)). The Company's subsidiary, Achidatex, has signed lease agreements with a company owned by minority shareholders of Achidatex (See Note 14(A)(4)).

     (B) INCOME AND (EXPENSES) FROM TRANSACTIONS WITH RELATED PARTIES


                                                               2002                  2001
                                                         ----------------     ----------------

     Salaries and related expenses                    $         (169,018)    $       (158,994)
     Lease and rent expenses                                    (270,330)            (176,066)
     Income from management fee                                         -              12,815

     (C) BALANCES WITH RELATED PARTIES

     (I) ACCOUNTS RECEIVABLE


                                                               2002                 2001
                                                         ----------------     ----------------
     Customers in Israel
      Open accounts - related parties                 $           290,515    $         268,810
      Less allowance for doubtful accounts                       (81,350)             (87,751)
                                                         ----------------     ----------------

                                                      $           209,165    $         181,059
                                                         ================     ================

     Trade accounts receivable - related parties are due from two companies (the "affiliates") whereby the principal shareholder of the Company is a principal shareholder of those affiliates. The receivable resulted from the sale of products in a prior year in the normal course of business. Certain amounts are in dispute and the Company has initiated legal proceedings. Although the Company believes it will prevail in the legal proceedings, full collection is doubtful. Therefore, an allowance has been established.

     (II) NOTE RECEIVABLE - OFFICER

     On January 15, 2002, the Company made an advance of $400,000 on behalf of the Company's controlling shareholder who is also an officer of the Company. The note was for a term of eleven months and matured December 15, 2002, bore interest of 8% and required quarterly prepaid interest payments only. At December 31, 2002, the note receivable was still outstanding and had a balance of $380,986. In 2003, the officer plans to settle the note as follows: (1) pay $75,960; (2) offset $20,598 of payments by the officer on behalf of the Company; (3) forfeit one year of lease payments amounting to $84,428 (See Note 16(A)); (4) deliver 327,869 shares of the Company's common stock held by the officer valued at $200,000. As this note was not satisfied at maturity, it is deemed to be a violation of the newly enacted Sarbanes Oxley Act of 2002. As indicated above, the Company intends on remedying this in 2003. Uncertainty exists as to the ultimate resolution of the matter and whether such resolution will have a material impact on the Company's consolidated financial position and results of operations. There are no accruals in the accompanying consolidated balance sheet at December 31, 2002, for this uncertainty.

                  DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


     For additional related party transactions, see Notes 4, 10 and 11.

NOTE 17  SEGMENT INFORMATION AND CONCENTRATIONS

     (A) SALES AND INCOME FROM OPERATIONS:

     1. Segment information:


                                             Civilian         Military            Military          Consolidated
                                              Local             Local              Export
                                          --------------    --------------     --------------       ------------
     December 31, 2002
      Net Sales                         $      3,117,066   $     4,919,567    $     2,592,967   $     10,629,600
      Income from operations                     433,628           559,295            226,365          1,219,288

     December 31, 2001
      Net Sales                         $      2,652,696   $     4,959,197    $     1,329,120   $      8,941,013
      Income from operations                     340,078           591,411            176,920          1,108,409

     2. Sales to Single Customers Exceeding 10% of Sales


                                               2002                  2001
                                       -----------------     -----------------

     Customer A                       $        4,715,769    $        3,940,697
     Customer B                       $        1,320,356    $                -

                  DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001


NOTE 18  SUBSEQUENT EVENTS

     Effective January 1, 2003, the Company entered into a licensing agreement with a firearms manufacturer to use the manufacturer's trademarks in connection with the manufacture and sales of the Company's armored vests and apparel and armored wall fabric products worldwide. The agreement expires June 30, 2006, but can be extended upon mutual agreement for an additional three-year term. The agreement requires the Company to pay a royalty of 5% of net sales of products with the licensee's trademarks with a minimum guaranteed royalty of $50,000 for the first contract period (January 1, 2003 through June 30, 2004), $100,000 for the second contract period (July 1, 2004 through June 30, 2005) and $150,000 for the third contract period (July 1, 2005 through June 30, 2006) with each payment due within 30 days following the end of the previous calendar quarter commencing April 30, 2003. The agreement also requires the Company to spend a minimum of 4% of the net sales from the licensed products for promotional activities.