Form 10QSB
period 2003-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2003-05-20
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

___ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

Commission file number:  1-9009

                     Defense Industries International, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Nevada                                     84-1421483
(State of Incorporation)                (I.R.S. Employer Identification No.)


           Industrial Zone Erez, P.O. Box 779, Ashkelon 78101, Israel
                    (Address of Principal Executive Offices)

                               (011) 972-7-689-1611
                (Issuer's Telephone Number, Including Area Code)

                 ______________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 19, 2003 the Issuer had 25,350,000 shares of Common Stock, no par value per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                   Yes ___ No X

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                                      INDEX
                                                                                                               Page

Part I - Financial Information:

Item 1.           Condensed Consolidated Balance Sheets - March 31, 2003
                  (Unaudited) and December 31, 2002                                                            2

                  Condensed Consolidated Statements of Income and Comprehensive Income
                  for the Three Months Ended March 31, 2003 and 2002 (Unaudited)                               3

                  Condensed Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 2003 and
                  2002 (Unaudited)                                                                             4

                  Notes to the Condensed Consolidated Financial Statements -
                  (Unaudited) 6

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                               10

Item 3.           Controls and Procedures                                                                     15

Part II - Other Information:

Item 4.           Submission of Matters to a Vote of Shareholders                                             16

Item 6.           Exhibits and Reports on Form 8-K                                                            16

                  Signatures                                                                                  17


                         PART I - FINANCIAL INFORMATION

    Item 1.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                                    March 31, 2003       December 31, 2002
                                                                     (Unaudited)
                                                                    --------------       -----------------

    ASSETS
    CURRENT ASSETS
         Cash and cash equivalents                                         $1,026,911               $831,820
         Trade accounts receivable, net                                     2,634,287              1,965,918
         Trade accounts receivable - related parties, net                     183,646                209,165
         Shareholder note receivable                                          277,474                380,986
         Other receivables                                                    362,212                186,868
         Inventories                                                        1,827,092              1,734,966
         Deferred taxes                                                        85,373                153,294
                                                                               ------                -------
           Total current assets                                             6,396,995              5,463,017
                                                                            ---------              ---------

    PROPERTY, PLANT AND EQUIPMENT, NET                                      1,826,723              1,847,642
                                                                            ---------              ---------

    OTHER ASSETS
         Investment in marketable securities                                  496,857                479,595
         Deposits for the severance of
           employer-employee relations                                        427,233                414,350
         Deferred taxes, long-term                                            238,519                171,703
         Intangible assets                                                     45,604                 47,475
                                                                               ------                 ------
            Total other assets                                              1,208,213              1,113,123
                                                                            ---------              ---------

             TOTAL ASSETS                                                  $9,431,931             $8,423,782
                                                                           ==========             ==========

      See accompanying notes to condensed consolidated financialstatements.

                         PART I - FINANCIAL INFORMATION

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets (Cont.)

                                                                     March 31, 2003              December 31, 2002
                                                                       (Unaudited)
                                                                     --------------              -----------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
         Short-term bank credit                                                $724,330                   $425,998
         Trade accounts payable                                               1,010,197                    982,802
         Current portion of long-term debt                                      333,362                    435,152
         Other liabilities                                                    1,224,886                    748,188
                                                                              ---------                    -------
             Total current liabilities                                        3,292,775                  2,592,140
                                                                              ---------                  ---------

    LONG TERM LIABILITIES
         Long-term loans                                                        772,824                    762,732
         Provision for the severance of employer-
             employee relations                                                 435,296                    397,936
         Minority interest                                                      830,092                    817,888
                                                                                -------                    -------
             Total long-term liabilities                                      2,038,212                  1,978,556
                                                                              ---------                  ---------

             TOTAL LIABILITIES                                                5,330,987                  4,570,696
                                                                              ---------                  ---------

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY
         Preferred  stock,   $.0001  par  value, 50,000,000 shares
              authorized, none issued and outstanding                             -                          -
         Common stock,  $.0001 par value,  250,000,000
             shares authorized, 25,550,000 and 25,400,000
             issued and outstanding, respectively                                 2,525                      2,510
         Common stock to be issued (250,000 shares)                                  10                         25
         Additional paid-in capital                                           1,711,450                  1,711,450
         Retained earnings                                                    2,814,121                  2,640,010
         Accumulated other comprehensive loss                                  (427,162)                  (457,909)
         Deferred consulting fees                                                  -                       (43,000)
                                                                                -------                    -------
             Total shareholders' equity                                       4,100,944                  3,853,086
                                                                              ---------                  ---------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                              $9,431,931                 $8,423,782
                                                                              ==========                 ==========

     See accompanying notes to condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

      Condensed Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                          2003                       2002
                                                                                                (As Restated)
                                                                          ----               ------------------

REVENUES                                                                   $3,168,144                $2,621,220
 Cost of sales and processing                                               2,273,812                 1,603,829
                                                                            ---------                 ---------
 Gross profit                                                                 894,332                 1,017,391
                                                                              -------                 ---------

OPERATING EXPENSES
 Selling                                                                      188,676                    94,667
 General and administrative                                                   323,348                   266,017
                                                                              -------                   -------

TOTAL OPERATING EXPENSES                                                      512,024                   360,684
                                                                              -------                   -------

INCOME FROM OPERATIONS                                                        382,308                   656,707
                                                                              -------                   -------

OTHER INCOME (EXPENSE)
 Interest, dividends and gain (loss) on sales of
  securities, net                                                             (70,753)                  (33,151)
 Other income - net                                                              -                        1,005
                                                                                -----                     -----

TOTAL OTHER INCOME (EXPENSE)                                                  (70,753)                  (32,146)
                                                                              -------                   -------

INCOME BEFORE INCOME TAXES                                                    311,555                   624,561
 Income tax expense                                                           129,247                   222,193
                                                                              -------                   -------

INCOME BEFORE MINORITY INTEREST                                               182,308                   402,368
 Minority interest                                                              8,196                    23,086
                                                                                -----                    ------

NET INCOME                                                                   $174,112                  $379,282
                                                                             --------                  --------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain (loss), net of
  minority interest translation loss                                           37,858                  (173,400)
 Unrealized gain (loss) on available-for-sale securities                       (3,202)                    8,370
                                                                               ------                     -----
 Other comprehensive income (loss) before tax                                  34,656                  (165,030)
 Income tax (expense) benefit related to items of other
  comprehensive income                                                        (12,476)                   59,411
                                                                              -------                    ------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                            22,180                  (105,619)
                                                                               ------                  --------

COMPREHENSIVE INCOME                                                         $196,292                  $273,663
                                                                             ========                  ========
 Net income per share - basic and diluted                                       $0.01                     $0.02
                                                                                =====                     =====

  Weighted average number of shares outstanding during                     25,350,000                23,311,111
                                                                           ==========                ==========
   the period - basic and diluted

     See accompanying notes to condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Three Months Ended March 31,
                                                                    -------------------------------------------
                                                                            2003                     2002
                                                                                                (As Restated)
                                                                    ------------------   ----------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                  $           174,111   $              379,282
      Adjustments to reconcile net income to net cash used in
             operating activities:
       Depreciation and amortization                                          70,032                   71,403
       Stock issued for services                                              43,000                     -
       Minority interest in income of subsidiary                               8,196                   23,086
        Changes in operating assets and liabilities:
       Decrease (increase) in deposits for employee
             severance                                                       (12,883)                  37,231
       Decrease (increase) in deferred taxes                                   1,104                   70,611
       Decrease (increase) in trade accounts receivable                     (642,850)                 395,326
       Decrease (increase) in other receivable                              (175,344)                (552,139)
       Decrease (increase) in inventory                                      (92,126)                 164,422
       Increase (decrease) in trade accounts payable                          27,396                 (507,754)
       Increase (decrease) in other liabilities                              476,698                 (149,924)
       Increase (decrease) in provision for employee
             severance                                                        37,360                  (20,280)
                                                                    ------------------    --------------------
             Net Cash Used In Operating Activities                           (85,306)                 (88,736)
                                                                    ------------------    --------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                      (42,132)                (36,141)
      Proceeds from sale of property and equipment                              -                       3,254
      Repayments received on shareholders loans                               103,512                    -
      Investment in marketable securities                                    (146,011)                 (8,310)
      Proceeds from sale of marketable securities                             134,156                    -
                                                                    ------------------    --------------------
             Net Cash Provided By (Used In) Investing
             Activities                                                        49,525                 (41,197)
                                                                    ------------------    --------------------

     See accompanying notes to condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

             Condensed Consolidated Statements of Cash Flows (Cont.)
                                   (Unaudited)

                                                                               For the Three Months Ended March 31,
    CASH FLOWS FROM FINANCING ACTIVITIES:                                      2003                     2002
                                                                                                    (As Restated)
                                                                     ---------------------- ------------------------
     Short-term bank credit, net                                                   298,332                 132,075
     Payments on long term debt                                                   (91,698)                (150,604)
     Loan payable - related party                                                     -                    (47,432)
                                                                     ---------------------- ------------------------
             Net Cash Provided By (Used In) Financing
             Activities                                                            206,634                 (65,961)
                                                                     ---------------------- ------------------------

    Effect of exchange rate changes on cash                                         24,238                 (76,111)
                                                                     ---------------------- ------------------------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           195,091                (272,005)

    CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 831,820                781,996
                                                                     ---------------------- ------------------------

    CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $1,026,911                $509,991
                                                                     ====================== ========================

    INTEREST PAID                                                                  $58,584                 $30,029
                                                                     ====================== ========================

    TAXES PAID                                                                     $41,968                 $29,911
                                                                     ====================== ========================

     See accompanying notes to condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A) Basis of Presentation

     The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States.

     (B) Principles of Consolidation

     The condensed consolidated financial statements for 2003 include the accounts of Defense Industries International, Inc. , formerly Pawnbrokers Exchange, Inc. ("PEI"), and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd., and its 76% owned subsidiary Achidatex Nazareth Elite (1977) Ltd. (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex.

     Effective March 25, 2002, PEI began doing business as Defense Industries International, Inc. On July 8, 2002, PEI changed its corporate domicile from Utah to Nevada (the "re-incorporation"). In order to accomplish the re-incorporation, PEI merged with and into its wholly owned subsidiary, Defense Industries International, Inc., a Nevada corporation. As a result, PEI's name was changed from PEI to Defense Industries International, Inc. Each issued and outstanding share of PEI capital stock on the effective date was converted into and exchanged for one share of Defense Industries capital stock. Defense Industries is authorized to issue 250,000,000 shares of $.0001 par value common stock and 50,000,000 shares of $.0001 par value preferred stock.

     All intercompany accounts and transactions have been eliminated in consolidation.

     (C) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
     (D) Per Share Data

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

     (E) Interim Consolidated Financial Statements

     The condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The condensed consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

     (F) Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     (G) Prior Period Adjustment

       The accompanying condensed consolidated statement of income for the three months ended March 31, 2002 has been restated to correct an error for the understatement of depreciation expense as previously reported in the Company's March 31, 2002 10-QSB filing. The effect of the restatement was to decrease net income by $36,000. There was no effect on earnings per share.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
NOTE 2 INVENTORY

       Inventory consisted of the following:
                                                                 March 31, 2003            December 31, 2002
       Raw materials                                                $1,349,405                     $927,821
       Work in process                                                 320,713                      584,487
       Finished goods                                                 $156,974                     $222,658
                                                                      ========                     ========
                                                                    $1,827,092                   $1,734,966
                                                                    ==========                   ==========

NOTE 3 SHAREHOLDER NOTE RECEIVABLE

     On January 15, 2002, the Company loaned $400,000 to an officer who is also its controlling shareholder. The note was for a term of eleven months and matured on December 15, 2002, bore interest of 8% and required quarterly prepaid interest payments only. At March 31, 2003, the note receivable remained outstanding and had a balance of $277,474. The officer plans to settle the note in 2003 by: (1) paying $77,474; and (2) delivering 327,869 shares of the Company's common stock held by the officer valued at $200,000. The failure to satisfy the note at maturity may be deemed to be a violation of the newly enacted Sarbanes Oxley Act of 2002. As indicated above, the Company intends to resolve this matter during 2003. Uncertainty exists as to the ultimate resolution of the matter and whether such resolution will have a material impact on the Company's consolidated financial position and the results of operations. No accruals with respect to this note have been made in the accompanying consolidated balance sheets at March 31, 2003.

NOTE 4 SHAREHOLDERS' EQUITY

     On March 25, 2002, PEI, a reporting public company with no assets, liabilities or operations, consummated a share exchange agreement (the "Agreement") with Export Erez USA, Inc., ("Export USA") a Delaware corporation, whereby all of the shares of Export USA were converted into 21,000,000 shares, or 84%, of the common stock of PEI.

     Under generally accepted accounting principles, a company whose shareholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of PEI and a recapitalization of Export USA. The consolidated financial statements subsequent to the acquisition include the following: (1) the balance sheet consists of the net assets of PEI at historical costs (zero at the acquisition date) and the net assets of Export USA and subsidiaries at historical cost; and (2) the statement of operations consists of the operations of Export USA and subsidiaries for the period presented and the operations of PEI from the recapitalization date.

     On April 8, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 100,000 shares of its common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. Consulting expense of $43,000 was recognized for the quarter ended March 31, 2003.

     On July 30, 2002, the Company entered into a one-year agreement with a consultant whereby the Company agreed to issue 700,000 shares of common stock in return for future consulting services. The contract was terminated after one month, and the Company, in accordance with the settlement reached with the consultant, issued 150,000 common shares on February 1, 2003. The 150,000 shares were valued at $334,475, the fair market value of the common stock on the grant date based on the prevailing market price. The consulting expense was recognized during the fourth quarter of 2002.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
NOTE 5 SEGMENT INFORMATION

     The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

                                                                 Military           Military
                                             Civilian Local         Local             Export           Consolidated
                                             ---------------    --------------     --------------    -----------------
       March 31, 2003
        Revenues                          $        421,532   $       998,747    $     1,747,865   $        3,168,144
        Income from operations                      73,316            97,562            211,430              382,308

       March 31, 2002
        Revenues                          $        977,613   $     1,386,809    $       256,798   $        2,621,220
        Income from operations (as
         restated)                                 346,771           250,708             59,228              656,707

NOTE 6 SUBSEQUENT EVENT

     On November 29, 2001, the Company entered into a one-year agreement with a consultant whereby the consultant agreed to assist the Company in having its securities gain listing on a stock exchange, to raise capital and to settle disputes the Company had against other companies. In return, the agreement required the Company to issue 10,000 shares of the Company's common stock monthly and to reimburse the consultant for out-of-pocket expenses. In the event the consultant was successful in settling disputes, the consultant was entitled to receive additional equity compensation. A dispute with respect to the agreement with the consultant arose in 2002. A settlement was signed on May 1, 2003 and the Company has accrued an aggregate amount of $111,069 under the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING IS MANAGEMENT'S DISCUSSION AND ANALYSIS OF CERTAIN SIGNIFICANT FACTORS WHICH HAVE AFFECTED OUR FINANCIAL POSITION AND OPERATING RESULTS DURING THE PERIODS INCLUDED IN THE ACCOMPANYING CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. THE DISCUSSION AND ANALYSIS WHICH FOLLOWS MAY CONTAIN TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL RESULTS. THESE INCLUDE STATEMENTS REGARDING OUR EARNINGS, PROJECTED GROWTH AND FORECASTS, AND SIMILAR MATTERS THAT ARE NOT HISTORICAL FACTS. WE REMIND SHAREHOLDERS THAT FORWARD-LOOKING STATEMENTS ARE MERELY PREDICTIONS AND THEREFORE ARE INHERENTLY SUBJECT TO UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICIES

     We have identified the following policies as critical to the understanding of our financial statements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, inventory valuation and revenue recognition. Actual results could differ materially from these estimates. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     REVENUES AND REVENUE RECOGNITION. Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, we have not established a reserve at December 31, 2002 and March 31, 2003.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined by the moving average method, inventories write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

     FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The functional currency of Export Erez, Ltd., Mayotex Ltd., and Achidatex Nazareth Elite is the New Israeli Shekel (NIS). The functional currency of Dragonwear Trading Ltd. is the Cyprus Pound (CYP). The financial statements of Dragonwear are translated into NIS. The financial statements for all of these entities are then translated into United States dollars from NIS at quarter-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs.

     COMPREHENSIVE INCOME (LOSS). Foreign currency translation gains (losses) resulting from the translation of the financial statements of our company and its subsidiaries expressed in NIS to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income (Loss) in the Statement of Shareholders' Equity. The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale securities at their fair market value at period end are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income (Loss) in the Statement of Shareholders' Equity.

     INVENTORIES. Inventories are valued at the lower of cost or market value using the first-in first-out method for raw materials. The cost includes expenses of freight-in transportation. The specific identification method is used for finished goods since all orders are custom orders for customers.

     PROPERTY AND EQUIPMENT. Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, we review our long-lived assets for impairment based on estimated future non discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

     INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

OVERVIEW

     Defense Industries International, Inc. is a manufacturer and global provider of personal military and civilian protective equipment and supplies. Our products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world.

     Our main products include body armor, bomb disposal suits and bullet proof vests and jackets, ballistic wall covers helmets, plates, and one-way protective windows, personal military equipment, battle pouch units and combat harness units, dry storage units, liquid logistics, tents and vehicle covers, winter suits, sleeping bags and backpacks.

     Our strategic objective is to be a leading global provider of personal military and civilian protective equipment and supplies. We intend to realize our strategic objective through the following:

o PURSUE STRATEGIC ACQUISITIONS. We intend to selectively pursue acquisitions that enhance our product lines and geographic presence in an effort to consolidate our highly fragmented industry and to create a more diverse and global reach for us in our marketplace.

o FOCUS ON INTERNAL GROWTH. We intend to focus on the internal expansion of our existing businesses, thereby placing us in a position to offer a more comprehensive portfolio of products to satisfy all of our customers' protective equipment needs.

o CAPITALIZE ON INCREASED DEMAND FOR OUR PRODUCTS. As a result of the terrorist attacks on September 11, 2001, and other recent world events, an increased emphasis on safety and protection now exists worldwide. This has translated into increased spending on personal, military and civilian protective equipment and supplies. We expect a continued increase in volume for our current major government programs and expect to participate in other existing and future government programs that require our products. We also expect a continued increase in sales to the growing civilian market.

o EXPAND MARKETING EFFORTS In the wake of the terrorist attacks of September 11, 2001, and other recent world events, a greater global recognition regarding the need for our products has materialized. We intend to capitalize on this increased interest in our products by broadening our marketing efforts in an attempt to create better global brand and recognition awareness of us and our products.

o EXPAND DISTRIBUTION NETWORK AND PRODUCT OFFERINGS. We intend to widen our distribution network through strategic acquisitions and the development of new products. We believe that a broader product line will enable us to both strengthen our relationships with existing customers and attract new customers.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

RESULTS OF OPERATIONS

     SALES AND GROSS PROFIT MARGIN. Sales for the three months ended March 31, 2003 were $3,168,144 compared to $2,621,220 for the same period in 2002. This increase in sales resulted from a 580.6% increase in export sales. The increase in export sales from $256,798 for the three months ended March 31, 2002 to $1,747,865 in the 2003 period was due to the successful implementation of our growth plan. Specifically, we believe that the increase is the result of the successful implementation of our marketing efforts to create a better global brand and gain worldwide recognition of our company as well as for our products. We believe that the decrease in sales to our local market (see below) is due to the recession in Israel. We do not expect that our sales in Israel will increase until the government implements a new economic plan and not before the third quarter of 2003 at the earliest. The breakdown of sales for the three months ended March 31, 2003 and 2002 is as follows:


                                                              2003                   2002
                                                              ----                   ----
Sales to the local civilian market                    $      421,532        $        977,613
Sales to the local military market                           998,747               1,386,809
Export  military sales                                     1,747,865                 256,798

     Gross profit for the three months ended March 31, 2003 was $894,332 compared to $1,017,391 for the same period in 2002. This decrease in gross profit is primarily attributable to increased overseas sales which are not as profitable as local sales due to higher costs. We believe that the level of profit from future export sales will be higher, as a result of change in the composition of the products to be exported.

     Gross profit margin for the three months ended March 31, 2003 was 28.2% compared to 38.8% for the same period in 2002. Our gross profit margin on our increased overseas sales is lower than on local sales due to higher costs. We believe that the level of profit from future export sales will be higher, as a result of change in the composition of the products to be exported.

     The cost of production for the three months ended March 31, 2003 was $2,273,812 compared to $1,603,829 for the same the same period in 2002. This increase is a result of increased overseas sales as well as a 21% overall increase in sales.

     GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES. General and administrative costs for three months ended March 31, 2003 were $323,348 compared to $266,017 for the same period in 2002. This increase is due to increased professional expenditures, such as legal fees advertising, consultants and market analysts. These expenditures arose from the increased costs associated with becoming a publicly traded company on a U.S. securities market and from our efforts to achieve public awareness of our company and products in North America. Selling expenses for the three months ended March 31, 2003 were $188,676 compared to $94,667 for the same period in 2002. This increase is a result of commissions arising from the increase in overseas sales.

     INCOME TAX EXPENSES. Income tax expense for the three months ended March 31, 2003 was $129,247 as compared to $222,193 for the comparable period in 2002. Our effective tax rate was 41% in the 2003 period compared to 36% in 2002. The increase in the effective tax rate is primarily attributable to the utilization of net operations loss carryforwards in 2002 that have expired in 2003.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net for the three months ended March 31, 2003 was ($70,753) as compared to ($32,146) for the same period in 2002. Our financing expenditures increased as a result of the devaluation of the shekel against the dollar and the increase in interest payments on our short term bank debt.

     MINORITY INTEREST. For the three months ended March 31, 2003 we recognized and recorded minority interest of $8,196 compared to $23,086 for the same period in 2002.

     NET INCOME. As a result of the foregoing our net income for the three months ended March 31, 2003 was $174,112 compared to $379,282 for the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had $1,026,911 in cash and cash equivalents and our working capital was $3,104,220. Our current activities are financed by short and long term bank loans offset by short term deposits. Our decision to incur additional short term debt was based on our consideration of the prevailing yields on our deposits which are generally in foreign currency generated from receipts from overseas sales, compared to the cost of short term loans. Our long term loans arose from acquisition of Achidatex and are payable over five years.

     Net cash used in operating activities was $85,306 for the three months March 31, 2003. This amount was primarily attributable to a $476,698 increase in other liabilities and our net income of $174,112 offset by a $642,850 increase in trade accounts receivable, and a $175,344 increase in other receivables and a $92,126 increase in inventory.

     The increase in accounts receivable at March 31, 2003 compared to year end was primarily the result of the increased level of sales in the first quarter of 2003. Similarly, the increase in inventory for the three months ended March 31, 2003 was primarily due to our increased level of operations.

     Net cash provided by investing activities was $49,525 for the three months ended March 31, 2003. During the three months ended March 31, 2003, $146,011 of cash was used for investments in marketable securities and $42,132 was used for purchases of property and equipment offset by $103,512 generated from repayments recovered on the shareholders loan.

     We anticipate increasing our research and development expenditures in 2003 and 2004, primarily with respect to ballistic helmets, stab-resistant fabric, ceramic ballistic plates, ballistic wall covering and one-way protective windows. We anticipate total research and development expenses for 2003 and 2004 will be approximately $350,000 and $750,000 respectively. The development of these products will be by staff engineers. We expect that production of these products will start by the end of 2003, increasing to full production by the year 2006. We anticipate that in order to fund the research and development for these products, we may seek to raise capital by means of an offering of our equity securities. If we are unable to effect an offering of our securities, we may fund our research and development expenditures through our operating funds. In such event, the timing of our anticipated research and development and subsequent production schedule would be delayed.

     We believe that sufficient funds to fund our operations during the remainder of 2003.

MARKET RISK

     At March 31, 2003 and December 31, 2002, we held cash and cash equivalents in the aggregate amount of $1,026,911 and $831,820, respectively, most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these items.

     The majority of our sales are made to government institutions and private industry in Israel. Consequently, the exposure to credit risks relating to trade receivables is limited. We perform ongoing credit evaluations of our customers and generally do not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.

ITEM 3.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of the filing of this Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or other factors which could significantly affect internal controls subsequent to the date we carried out its evaluation.

     We also maintains a system of internal accounting controls that is designed to provide assurance that our assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the quarter ended March 31, 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

99.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________
(B) Reports on Form 8-K:

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                          (Registrant)



                                                     _______________________
                                                     Name: Joseph Postbinder
                                                     Chief Executive Officer

                                                     _______________________
                                                     Name: Tsippy Moldovan
                                                     Chief Financial Officer

                                                                    EXHIBIT 99.1
                    CERTIFICATION PURSUANT TO SECTION 302(A)
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, Joseph Postbinder, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Defense Industries International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20 , 2003

_______________________________

Joseph Postbinder

Chief Executive Officer

                                                                    EXHIBIT 99.2

                    CERTIFICATION PURSUANT TO SECTION 302(A)
                      OF THE SARBANES-OXLEY ACT OF 2002 I,



     I, Tsippy Moldovan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Defense Industries International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20 , 2003

________________________________

Tsippy Moldovan

Chief Financial Officer

                                                                    EXHIBIT 99.3

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Postbinder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


________________________________
Joseph Postbinder
Chief Executive Officer
May 20 , 2003

                                                                    EXHIBIT 99.4

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tsippy Moldovan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

_____________________________
Tsippy Moldovan
Chief Financial Officer
May 20 , 2003