Form 10QSB
period 2003-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2003-08-14
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

Commission file number:  1-9009

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                     --------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                    84-1421483
              ------                                    ----------
     (State of Incorporation)               (I.R.S. Employer Identification No.)


           INDUSTRIAL ZONE EREZ, P.O. BOX 779, ASHKELON 78101, ISRAEL
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                              (011) 972-7-689-1611
                              --------------------
                (Issuer's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 13, 2003 the Issuer had 25,350,000 shares of Common Stock,
0.0001 value per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                    Yes  [ ]  No [X]

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                                      INDEX


                                                                                                       PAGE
PART I - FINANCIAL INFORMATION:

Item 1.    Condensed Consolidated Balance Sheets as of June 30, 2003
           (Unaudited) and December 31, 2002                                                            2

           Condensed Consolidated Statements of Income (Loss) and Comprehensive Income for the Three and
           Six Months Ended June 30, 2003 and 2002
           (Unaudited)                                                                                  3

           Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2003 and 2002 (Unaudited)                                  4

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                                                  6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                               10

Item 3.    Controls and Procedures                                                                     15

PART II - OTHER INFORMATION:

Item 4.    Submission of Matters to a Vote of Shareholders                                             16

Item 5.    Other Information                                                                           16

Item 6.    Exhibits and Reports on Form 8-K                                                            16

           Signatures                                                                                  17

                         PART I - FINANCIAL INFORMATION

    ITEM 1.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       June 30, 2003
                                                                         (Unaudited)       December 31, 2002
    ASSETS
    CURRENT ASSETS
         Cash and cash equivalents                                          $771,668                $831,820
         Trade accounts receivable, net                                    2,270,686               1,965,918
         Trade accounts receivable - related parties, net                    217,328                 209,165
         Inventories                                                       2,125,519               1,734,966
         Note receivable - officer                                              -                    380,986
         Deferred taxes                                                       92,345                 153,294
         Other assets                                                        241,442                 186,868
                                                                             -------                 -------
           Total current assets                                            5,718,988               5,463,017
                                                                           ---------               ---------

    PROPERTY, PLANT AND EQUIPMENT, NET                                     1,818,122               1,847,642
                                                                           ---------               ---------

    OTHER ASSETS
         Investment in marketable securities                                 693,262                 479,595
         Deposits for the severance of
           employer-employee relations                                       486,324                 414,350
         Deferred taxes                                                      125,109                 171,703
         Intangible assets                                                    46,962                  47,475
                                                                              ------                  ------
            Total other assets                                             1,351,657               1,113,123
                                                                           ---------               ---------

             TOTAL ASSETS                                                 $8,888,767              $8,423,782
                                                                          ==========              ==========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONT.)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      June 30, 2003
                                                                        (Unaudited)         December 31, 2002
    CURRENT LIABILITIES
         Short-term bank credit                                           $765,169                $425,998
         Trade accounts payable                                            799,987                 982,802
         Current portion of long-term debt                                 328,930                 435,152
         Other liabilities                                                 636,505                 748,188
                                                                         ---------               ---------
             Total current liabilities                                   2,530,591               2,592,140
                                                                         ---------               ---------

    LONG TERM LIABILITIES
         Long-term loans                                                   794,852                 762,732
         Provision for the severance of
             employer-                employee relations                   444,341                 397,936
         Minority interest                                                 860,924                 817,888
                                                                           -------                 -------
             Total long-term liabilities                                 2,100,117               1,978,556
                                                                         ---------               ---------

             TOTAL LIABILITIES                                           4,630,708               4,570,696
                                                                         ---------               ---------

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY
         Preferred stock, $.0001 par value,  50,000,000 shares
             authorized, none issued and outstanding                          -                      -
         Common stock,  $.0001 par value,  250,000,000  shares
             authorized,  25,250,000 and 25,100,000 issued and
             outstanding, respectively                                       2,525                   2,510
         Common  stock  to  be  issued  (100,000  and  250,000
         shares)                                                                10                      25
         Additional paid-in capital                                      1,711,450               1,711,450
         Retained earnings                                               2,741,727               2,640,010
         Accumulated other comprehensive loss                             (197,653)               (457,909)
         Deferred consulting expense                                           -                   (43,000)
                                                                                                   -------
             Total shareholders' equity                                  4,258,059               3,853,086
                                                                         ---------               ---------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $8,888,767              $8,423,782
                                                                        ==========              ==========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                For the Three Months Ended          For the Six Months Ended
                                                                         June 30,                           June 30,
                                                                --------------------------          ------------------------
                                                                    2003              2002            2003              2002
                                                                    ----              ----            ----              ----
REVENUES                                                         $1,952,258   $ 2,692,415         $5,120,402          $5,313,635
 Cost of sales and processing                                     1,404,574     1,663,279          3,678,386           3,267,108
                                                                  ---------     ---------          ---------           ---------
 Gross profit                                                       547,684     1,029,136          1,442,016           2,046,527
                                                                    -------     ---------          ---------           ---------

OPERATING EXPENSES
 Selling                                                            193,595       228,016            382,271             322,683
 General and administrative                                         370,705       333,121            694,053             599,165
                                                                    -------       -------            -------             -------

TOTAL OPERATING EXPENSES                                            564,300       561,137          1,076,324             921,848
                                                                    -------       -------          ---------             -------

INCOME (LOSS) FROM OPERATIONS                                       (16,616)      467,999            365,692           1,124,679
                                                                    -------       -------            -------           ---------

OTHER INCOME (EXPENSE)
 Financial income (expense), net                                    (87,140)      (33,144)          (157,893)            (66,295)
 Other income, net                                                   26,015        11,915             26,015              12,920
                                                                     ------        ------            ------               ------

TOTAL OTHER INCOME (EXPENSE)                                        (61,125)      (21,229)          (131,878)            (53,375)
                                                                    -------       -------           --------             -------

INCOME (LOSS) BEFORE INCOME TAXES                                   (77,741)      446,770            233,814           1,071,304
 Income tax (expense) benefit                                         4,334      (185,888)          (124,913)           (408,081)
                                                                      -----      --------           --------            --------

INCOME (LOSS) BEFORE MINORITY INTEREST                              (73,407)      260,882            108,901             663,223
 Minority interest (income) loss                                      1,012       (18,254)            (7,184)            (41,340)
                                                                      -----       -------             ------             -------

NET INCOME (LOSS)                                                  $(72,395)     $242,628           $101,717            $621,883
                                                                   --------      --------           --------            --------

OTHER COMPREHENSIVE INCOME (LOSS)

 Foreign currency translation gain (loss), net of
  minority interest translation gain or loss                         71,689        10,272            109,547            (163,128)
 Unrealized gain (loss) on available-for-sale securities            118,060       (61,260)           114,858             (52,890)
                                                                    -------       -------            -------             -------
 Other comprehensive income (loss) before tax                       189,749       (50,988)           224,405            (216,018)

 Income tax (expense) benefit related to items of other
  comprehensive income                                              (68,310)       18,356            (80,786)             77,766
                                                                    -------        ------            -------              ------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                 121,439       (32,632)           143,619            (138,252)
                                                                    -------       -------            -------            --------

COMPREHENSIVE INCOME                                                $49,044      $209,996           $245,336            $483,631
                                                                    =======      ========           ========            ========

 Net income (loss) per share - basic and diluted                     $   --         $0.01            $    --               $0.03
                                                                 ==========    ==========         ==========          ==========

  Weighted average number of shares outstanding during           25,350,000    25,149,171         25,350,000          23,314,917
                                                                 ==========    ==========         ==========          ==========
   the period - basic and diluted


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         For the Six Months Ended June 30,
                                                                    -------------------------------------------

                                                                            2003                    2002
                                                                    ------------------    ---------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                     $        101,717      $           621,883
      Adjustments to reconcile net income to net cash (used
          in) provided by operating activities:
      Depreciation and amortization                                          146,785                  140,983
      Gain from sale of marketable securities                                (26,015)                    -
      Deferred taxes                                                         107,543                  114,384
      Deferred consulting expense recognized from stock issued
          for services                                                        43,000                   43,000
      Minority interest in income of subsidiary                                7,184                   41,340
      Changes in operating assets and liabilities:
      Decrease (increase) in deposits for the severance of
          employee-employee relations                                        (71,974)                  87,885
      Decrease (increase) in trade accounts receivable                      (312,931)                 809,806
      Decrease (increase) in inventory                                      (390,553)                  11,018
      Decrease (increase) in other assets                                    (54,574)                (135,769)
      Increase (decrease) in trade accounts payable                         (182,815)                (458,741)
      Increase (decrease) in other liabilities                              (111,683)                 (47,755)
      Increase (decrease) in provision for the severance of
          employer-employee relations                                         46,405                  (12,638)
                                                                    ------------------    ---------------------
             Net Cash (Used In) Provided By Operating
                 Activities                                                 (697,911)               1,215,396
                                                                    ------------------    ---------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (52,187)                 (58,312)
     Proceeds from sale of marketable securities                             183,839                    3,167
     Investment in marketable securities                                    (204,743)                 (17,421)
     Funds advanced on behalf of shareholder                                    -                    (400,000)
     Proceeds received from repayment of shareholder note
          receivable                                                         380,986                     -
                                                                    ------------------    ---------------------
          Net Cash Provided By (Used In) Investing Activities                307,895                 (472,566)
                                                                    ------------------    ---------------------


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                   (UNAUDITED)


                                                                             For the Six Months Ended June 30,
                                                                        -------------------------------------------

                                                                                2003                    2002
                                                                        ------------------    ---------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term bank credit, net                                                  339,171                 (201,421)
     Payments on long term debt                                                   (74,102)                (667,214)
     Loan payable - related party                                                    -                     (47,432)
                                                                                  -------                 --------
             Net Cash Provided By (Used In) Financing
                Activities                                                        265,069                 (916,067)
                                                                                  -------                 --------

    Effect of exchange rate changes on cash                                        64,795                  (68,705)
                                                                                  -------                 --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (60,152)                (241,942)

    CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               831,820                  781,996
                                                                                  -------                 --------

    CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $771,668                 $540,054
                                                                                  =======                 ========

    INTEREST PAID                                                                 $97,292                  $69,546
                                                                                  =======                 ========

    TAXES PAID                                                                   $101,149                  $59,521
                                                                                  =======                 ========


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

          (B) PRINCIPLES OF CONSOLIDATION

          The condensed consolidated financial statements include the accounts of Defense Industries International, Inc. (formerly Pawnbrokers Exchange, Inc. ("PEI") (see below)) and its wholly owned subsidiaries, Export Erez USA, Inc., Export Erez Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex.

          Effective March 25, 2002 PEI began doing business as Defense Industries International Inc. On July 8, 2002, PEI changed its corporate domicile from the State of Utah to the State of Nevada (the "re-incorporation"). In order to accomplish the re-incorporation, PEI merged with and into its wholly owned subsidiary, Defense Industries International, Inc., a Nevada corporation organized on July 1, 2002. As a result of the re-incorporation, PEI's name was changed to Defense Industries International, Inc. Each share of PEI's capital stock issued and outstanding on the effective date was converted into and exchanged for one share of Defense Industries capital stock. Defense Industries is authorized to issue 250,000,000 shares of $.0001 par value common stock and 50,000,000 shares of $.0001 par value preferred stock. As a result, common stock changed from no par value to a par value of $.0001.

          All intercompany accounts and transactions have been eliminated in consolidation.

          (C) USE OF ESTIMATES

          The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

          (D) PER SHARE DATA

          Basic net income (loss) per common share is computed based on the weighted average common shares outstanding during the year. Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year. The computation of weighted average common shares outstanding gives retroactive effect to the recapitalization discussed in Note 4. There were no common stock equivalents outstanding because the exercise price of the common stock equivalents exceeded the average market price of the stock. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          (E) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          The condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

          (F) RECENT ACCOUNTING PRONOUNCEMENTS

          In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

          In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

          SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

          Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

          The Company believes that the adoption of the recent pronouncements will not have a material effect on the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 INVENTORY

          Inventory consisted of the following:

                                   June 30, 2003         December 31, 2002
                                -------------------     -------------------

       Raw materials         $          1,674,308    $            927,821
       Work in process                    299,909                 584,487
       Finished goods                     151,302                 222,658
                                -------------------     -------------------
                             $          2,125,519    $          1,734,966
                                ===================     ===================

NOTE 3   NOTE RECEIVABLE - OFFICER

          On January 15, 2002, the Company loaned $400,000 to the Company's controlling shareholder. The note was for a term of eleven months maturing December 15, 2002, bearing interest of 8% and required quarterly prepaid interest payments only. As of June 30, 2003, the note receivable and accrued interest of $33,095 were repaid.

NOTE 4   SHAREHOLDERS' EQUITY

          (A) RECAPITALIZATION

          On March 25, 2002, PEI, a reporting public company with no assets, liabilities or operations at that time, consummated a share exchange agreement ( the "Agreement") with Export Erez USA, Inc.("Export USA") a company incorporated in Delaware whereby all of the shareholders in Export USA had their shares converted into 21,000,000 shares or 84% of the common stock of PEI.

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

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          (B) ISSUANCES OF COMMON STOCK

          On April 8, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 100,000 shares of common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. Consulting expense of $43,000 was recognized for the six months ended June 30, 2003 and 2002.

          On July 30, 2002, the Company entered into a one-year agreement with a consultant whereby the consultant would assist the Company with investor relations. In return, the Company agreed to issue an aggregate of 700,000 shares (payable in quarterly installments of 175,000 shares each) of common stock valued at $1,561,000, the fair market value of the common stock on the effective date of the agreement based on the prevailing market price. In December 2002, the agreement was canceled. To date, 150,000 shares (shown as to be issued as of December 31, 2002) were issued and no other shares are due to the consultant. Accordingly, $334,500 was recognized as consulting expense during 2002.


NOTE 5   NEW JOINT VENTURE

          On May 20, 2003, the Company entered into a joint venture with a South American company to supply bulletproof vests to a local police authority. Under the terms of the agreement, the parties will collaborate on the development, manufacture and supply of products for an initial period of fifteen months. During this initial period, the Company will supply its partner a minimum of 3,000 ballistic protection packs to be fit into the bulletproof vests that the partner will supply to the police authority.

NOTE 6   SEGMENT INFORMATION

          The Company has two strategic business units: the civilian market and the military market. The military market is further separated between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.


                                                   Civilian               Military        Military         Consolidated
                                                     Local                 Local           Export
Six months ended June 30, 2003
 Net Sales                                        $1,205,687            $1,496,634          $2,418,081         $5,120,402
 Income from operations                               76,252                95,563             193,877            365,692
Six months ended June 30, 2002
 Net Sales                                         2,011,659            $2,506,343            $795,637         $5,313,635
 Income from operations                              560,312               392,739             171,628          1,124,679



NOTE 7   SUBSEQUENT EVENT

          On July 22, 2003, the Company assigned its licensing agreement with a firearms manufacturer to another United States corporation. The Company will still be able to provide certain products to the assignee to be sold and marketed under the firearms manufacturer's name. Under the assignment, the Company is relieved of certain contingent liabilities associated with the agreement including minimum royalties, the cost of securing and maintaining product liability insurance, and allotting a substantial marketing budget.

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

CRITICAL ACCOUNTING POLICIES

     We have identified the following policies as critical to the understanding of our financial statements. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. An area where significant judgments are made is inventory valuation and actual results could differ materially from these estimates. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     REVENUES AND REVENUE RECOGNITION. Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, we have not established a reserve at December 31, 2002 and June 30, 2003.

     FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The functional currency of Export Erez, Ltd., Mayotex Ltd., and Achidatex Nazareth Elite is the New Israeli Shekel, or NIS. The functional currency of Dragonwear Trading Ltd. is the Cyprus Pound, or CYP. The financial statements of Dragonwear are translated into NIS. The financial statements for all of these entities are then translated into United States dollars from NIS at quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs.

     COMPREHENSIVE INCOME (LOSS). Foreign currency translation gains and losses resulting from the translation of the condensed consolidated financial statements of our company and its subsidiaries expressed in NIS to United States dollars are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income (Loss) in the Statement of Shareholders' Equity. The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale securities at their fair market value at period end are reported as Other Comprehensive Income (Loss) in the Statement of Income and as Accumulated Other Comprehensive Income (Loss) in the Statement of Shareholders' Equity. A permanent decrease in the value of marketable securities is reported as a loss in the Statements of Income.

     INVENTORIES. Inventories are valued at the lower of cost or market value using the first-in first-out method. The cost includes expenses of freight-in transportation. The specific identification method is used for finished goods since all orders are custom orders for customers. Inventories write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence.

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

OVERVIEW

     We are a manufacturer and global provider of personal military and civilian protective equipment and supplies. Our products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world.

     Our main products include body armor, bomb disposal suits and bullet proof vests and jackets, ballistic wall covering, helmets, bullet proof ceramic and polyethylene panels, V.I.P. car armoring and one-way protective windows, personal military equipment, battle pouch units and combat harness units, dry storage units, liquid logistics, tents and vehicle covers, winter suits, sleeping bags and backpacks.

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

     o CAPITALIZE ON INCREASED DEMAND FOR OUR PRODUCTS. As a result of the terrorist attacks on September 11, 2001, and other recent world events, an increased emphasis on safety and protection now exists worldwide. This has translated into increased spending on personal, military and civilian protective equipment and supplies. We intend to participate in other existing and future government programs that require our products.

     o EXPAND MARKETING EFFORTS. In the wake of the terrorist attacks of September 11, 2001, and other recent world events, a greater global recognition regarding the need for our products has materialized. We intend to capitalize on this increased interest in our products by broadening our marketing efforts in an attempt to create better awareness and global brand recognition of us and our products.

     o EXPAND DISTRIBUTION NETWORK AND PRODUCT OFFERINGS. We intend to widen our distribution network through strategic acquisitions and the development of new products. We believe that a broader product line will enable us to both strengthen our relationships with existing customers and attract new customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002 RESULTS OF OPERATIONS

     SALES AND GROSS PROFIT MARGIN. Sales for the three months ended June 30, 2003 declined to $1,952,258 from $2,692,415 for the same period in 2002. This decrease resulted from the recession in the Israeli market as well as decreases in the Israeli military budgets. The increase in export sales from $538,835 for the three months ended June 30, 2002 to $670,216 in the 2003 period was due to the continuation of a trend that began in the first quarter. We believe that the increase is the result of the successful implementation of our marketing efforts to create a better awareness and global brand recognition of our company as well as for our products. We believe that the decrease in sales to our local market is due to the recession in Israel. We do not expect that our sales in Israel will increase until the government implements a new economic plan and not before the beginning of 2004.

     The breakdown of our sales for the three months ended June 30, 2003 and 2002 is as follows:

                                           2003                   2002
                                           ----                   ----
Sales to the local civilian market       $784,155              $1,034,046
Sales to the local military market        497,887               1,119,534
Export military sales                     670,216                 538,835
                                          -------                 -------
                                       $1,952,258              $2,692,415
                                          =======                 =======

     Our gross profit for the three months ended June 30, 2003 was $ 547,684 compared to $1,029,136 for the same period in 2002. This decrease in gross profit is attributable to the decrease in total sales and to the increase in overseas sales, which sales are characterized by lower margins as compared to local sales. We believe that our overseas sales will continue to grow, but that the level of profit from future export sales will be higher as a result of a change in the composition of the products to be exported. As a result, our gross profit margin for the three months ended June 30, 2003 was 28% compared to 38% for the same period in 2002.

     Our cost of sales for the three months ended June 30, 2003 was $1,404,547 compared to $1,663,279 for the same the same period in 2002. This decrease is primarily attributable to the decrease in sales.

     GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES. General and administrative costs for three months ended June 30, 2003 were $370,705 compared to $333,121 for the same period in 2002. This slight increase is due to increased professional expenditures, such as legal fees, advertising, consultants and market analysts. Selling expenses for the three months ended June 30, 2003 were $193,595 compared to $228,016 for the same period in 2002. This decrease is primarily attributable to the decrease in sales.

     INCOME TAX EXPENSES. Income tax benefit for the three months ended June 30, 2003 was $4,334 as compared to income tax expenses of $185,888 for the comparable period in 2002, reflecting the decline in net income.

     TOTAL OTHER INCOME (EXPENSE). Total other expense, net for the three months ended June 30, 2003 was $61,125 as compared to $21,229 for the same period in 2002. This increase is attributable to increased financial expenses, due to higher interest rates in the 2003 period.

     MINORITY INTEREST. For the three months ended June 30, 2003 we recognized and recorded the minority interest share in our loss of $1,012 compared to their share in our income of $18,254 for the same period in 2002.

     NET INCOME (LOSS). As a result of the foregoing our net loss for the three months ended June 30, 2003 was $72,395 compared to net income of $242,628 for the 2002 period.

     TOTAL OTHER COMPREHENSIVE INCOME (LOSS). For the three months ended June 30, 2003 we reported total other comprehensive income of $121,439, net of tax, compared to a loss of $32,632, net of tax, in the 2002 period. In the 2003 period we had foreign currency translation gains of $71,689 arising from the decline of the dollar against the NIS, compared to a gain of $10,272 in the 2002 period. We also had $118,060 of unrealized gain on securities held that are available for sale, as compared to a loss of $61,260 in the 2002 period. This other comprehensive income in 2003 was offset in part by the tax expenses of $68,310. In 2002 we had other comprehensive tax benefit of $18,356.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002 RESULTS OF OPERATIONS

     SALES AND GROSS PROFIT MARGIN. Sales for the six months ended June 30, 2003 decreased to $5,120,402 from $5,313,635 for the same period in 2002. This decrease resulted from the recession in the Israeli market as well as the decreases in the Israeli military budgets. The increase in export sales from $795,633 for the six months ended June 30, 2002 to $2,418,081 in the 2003 period was due to the successful implementation of our growth plan.

     The breakdown of our sales for the six months ended June 30, 2003 and 2002 is as follows:

                                          2003                   2002
                                          ----                   ----
Sales to the local civilian market     $1,205,687             $2,011,659
Sales to the local military market      1,496,634              2,506,343
Export military sales                   2,418,081                795,633
                                       ----------             ----------
                                       $5,120,402             $5,313,635
                                       ==========             ==========



     Gross profit for the six months ended June 30, 2003 decreased to $1,442,016 from $2,046,527 for the same period in 2002. This decrease is attributable to the decrease in total sales, and to the increase in overseas sales, which are characterized by lower margins compared to local sales. As a result, our gross profit margin for the six months ended June 30, 2003 was 28% compared to 39% for the same period in 2002.

     The cost of sales for the six months ended June 30, 2003 was $3,678,386 compared to $3,267,108 for the same the same period in 2002. This increase is primarily attributable to increased overseas sales, which generally consist of products that are more expensive to produce.

     GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES. General and administrative costs for six months ended June 30, 2003 increased to $694,053 from $599,165 for the same period in 2002. This increase is due to increased professional expenditures, such as legal fees advertising, consultants and market analysts. Selling expenses for the six months ended June 30, 2003 were $382,271 compared to $322,683 for the same period in 2002. The increase in selling expenses is attributable to the Company's effort's to penetrate the global marketplace and expand the awareness and market recognition of our company and products.

     INCOME TAX EXPENSES. Income tax expense for the six months ended June 30, 2003 was $124,913 as compared to $408,081 for the comparable period in 2002. The reduction in income taxes is a result of the decrease in net income.

     TOTAL OTHER INCOME (EXPENSE). Total other expense, net for the six months ended June 30, 2003 was $131,878 as compared to $53,375 for the same period in 2002. This increase is attributable to increased financial expenses, arising from higher interest rates in the 2003 period.

     MINORITY INTEREST. For the six months ended June 30, 2003 we recognized and recorded the minority interest share in our income of $7,184 compared to $41,340 for the same period in 2002.

     NET INCOME. As a result of the foregoing, our net income for the six months ended June 30, 2003 was $101,717 compared to $621,883 for the 2002 period.

     TOTAL OTHER COMPREHENSIVE INCOME (LOSS). For the six months ended June 30, 2003 we reported total other comprehensive income of $143,619, net of tax, compared to a total other comprehensive loss of $138,252, net of tax in the 2002 period. In the 2003 period we had foreign currency translation gains of $109,547 compared to a loss of $163,128 in the comparable 2002 period. This resulted from the decrease in the NIS against the dollar in the 2002 period and the increase of the NIS against the dollar in the 2003 period. In the 2003 period we also had $114,858 of unrealized gain on securities available for sale as compared to a loss of $52,890 in the 2002 period. As a result of the gains in the 2003 period we recorded $80,086 in tax expenses as compared to a tax benefit of $77,766 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had $771,668 in cash and cash equivalents and our working capital was $3,188,397. Our current activities are financed by short and long term bank loans offset by short term deposits. Our decision to incur additional short term debt this year was based on our consideration of the prevailing yields on our deposits compared to the cost of short term loans. Our long term loans arose from acquisition of Achidatex and are payable over five years.

     Net cash used in operating activities was $697,911 for the six months June 30, 2003. Out of this amount, $312,930 was attributable to increase in trade accounts receivable, $54,574 was attributable to increase in other assets, $390,553 was attributable to increase in inventory, $182,815 was attributable to decrease in trade accounts payable and $111,683 was attributable to decrease in other liabilities.

     The increase in accounts receivable at June 30, 2003 compared to year end was primarily the result of the increase in overseas sales in the second quarter of 2003. The increase in inventory for the six months ended June 30, 2003 was primarily due to our anticipation of upcoming orders.

     Net cash provided by investing activities was $307,895 for the six months ended June 30, 2003. During the six months ended June 30, 2003, we used $52,187 for the purchases of property and equipment and $204,743 for investment in marketable securities. This was offset by $183,839 from the proceeds of the sale of the marketable securities and the $380,986 repayment of a note receivable and accrued interest by an officer.

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

     We believe that we have sufficient funds to fund our operations during the remainder of 2003.


MARKET RISK

     At June 30, 2003 and December 31, 2002, we held cash and cash equivalents in the aggregate amount of $771,668 and $831,820, respectively, most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these items.

     The majority of our sales are made to government institutions and private industry in Israel. Consequently, we believe that our exposure to credit risks relating to trade receivables is limited. Overseas sales are usually covered by a letter of credit and are performed through major financial institutions; therefore the exposure risk is limited. We perform ongoing credit evaluations of our customers and generally do not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.


ITEM 3.     CONTROLS AND PROCEDURES

     Based on their evaluations, as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting during the second fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     As of December 31, 2002, we had an outstanding loan evidenced by a Promissory Note, dated as of January 15, 2002 from Joseph Postbinder, our Chairman of the Board and Chief Executive Officer, totaling $400,000. The loan accrued interest at 8% per annum and was due and payable on December 15, 2002. For the fiscal year ended December 31, 2002 total interest income from notes receivable from stockholders approximated $31,000. The balance of the Promissory Note at December 31, 2002 was $380,986. The note and accorded interest were repaid as of June 30, 2003.

     In October 2002, we signed a license agreement with Smith & Wesson Holding Corporation, or "Smith & Wesson", that enabled us to use the Smith &Wesson trademark on several of our bullet-proof vests. On July 22, 2003 we assigned the license agreement to Pride Business Development Group, a California-based private company. We will have an opportunity to provide certain products, including our blast resistant wall covering, to Pride Business Development Group to be sold and marketed under the Smith & Wesson name.


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

                         DEFENSE INDUSTRIES INTERNATIONAL, INC.
                         (Registrant)



                                                     /S/  JOSEPH POSTBINDER
                                                     ----------------------
                                                     Name: Joseph Postbinder
                                                     Chief Executive Officer

                                                     /S/    TSIPPY MOLDOVAN
                                                     ----------------------
                                                     Name: Tsippy Moldovan
                                                     Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (or the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financing reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and;

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

/S/ JOSEPH POSTBINDER
---------------------
Joseph Postbinder
Chief Financial Officer

                                                                    EXHIBIT 99.2

                    CERTIFICATION PURSUANT TO SECTION 302(A)
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Tsippy Moldoven, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (or the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financing reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and;

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

/S/ TSIPPY MOLDOVEN
-------------------
Tsippy Moldoven
Chief Financial Officer

                                                                    EXHIBIT 99.3

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Postbinder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ JOSEPH POSTBINDER
---------------------
Joseph Postbinder
Chief Executive Officer
August 14 , 2003

                                                                    EXHIBIT 99.4

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tsippy Moldovan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ TSIPPY MOLDOVAN
-------------------
Tsippy Moldovan
Chief Financial Officer
August  14, 2003