Form 10QSB
period 2003-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2003-11-12
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

[_] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

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

                                 Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 13, 2003 the Issuer had 25,350,000 shares of Common Stock,
0.0001 value per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [X]

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                                      INDEX


                                                                                        PAGE

PART I - FINANCIAL INFORMATION:

Item 1.    Condensed Consolidated Balance Sheets as of September 30, 2003
           (Unaudited) and December 31, 2002                                              1

           Condensed Consolidated Statements of Income and Comprehensive Income
           for the Three and Nine Months Ended September 30, 2003 and 2002
           (Unaudited)                                                                    3

           Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)              5

           Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                                    6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                 11

Item 3.    Controls and Procedures                                                       17



PART II - OTHER INFORMATION:

Item 4.    Submission of Matters to a Vote of Shareholders                               18

Item 5.    Other Information                                                             18

Item 6.    Exhibits and Reports on Form 8-K                                              18

           Signatures                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           September 30, 2003
     ASSETS                                                   (Unaudited)       December 31, 2002
     ------                                                ------------------   -----------------
CURRENT ASSETS
 Cash and cash equivalents                                   $  474,528            $  831,820
 Trade accounts receivable, net                               2,133,809             1,965,918
 Trade accounts receivable - related parties, net               236,080               209,165
 Inventories                                                  2,494,909             1,734,966
 Note receivable - officer                                            -               380,986
 Deferred taxes                                                 164,534               153,294
 Other assets                                                   304,565               186,868
                                                             ----------            ----------
       Total Current Assets                                   5,808,425             5,463,017
                                                             ----------            ----------
PROPERTY, PLANT AND EQUIPMENT, NET                            1,739,612             1,847,642
                                                             ----------            ----------
OTHER ASSETS
 Investment in Israeli and U.S. marketable securities           594,422               479,595
 Deposits for the severance of employer-employee relations      462,928               414,350
 Deferred taxes                                                 171,703               171,703
 Intangible assets                                               43,064                47,475
                                                             ----------            ----------
       Total Other Assets                                     1,272,117             1,113,123
                                                             ----------            ----------

TOTAL ASSETS                                                 $8,820,154            $8,423,782
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

                         PART I - FINANCIAL INFORMATION

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONT.)


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                                                  September 30, 2003
                                                                     (Unaudited)     December 31, 2002
                                                                 ------------------  -----------------

CURRENT LIABILITIES
 Short-term line of credit                                        $   678,333        $   425,998
 Trade accounts payable                                             1,088,972            982,802
 Current portion of long-term debt                                    423,768            435,152
 Other liabilities                                                    662,800            748,188
                                                                  -----------        -----------
       Total Current Liabilities                                    2,853,873          2,592,140
                                                                  -----------        -----------
LONG-TERM LIABILITIES
 Long-term portion of debt                                            505,627            762,732
 Provision for the severance of employer-employee relations           376,583            397,936
 Minority interest                                                    847,014            817,888
                                                                  -----------        -----------
       Total Long-Term Liabilities                                  1,729,224          1,978,556
                                                                  -----------        -----------
TOTAL LIABILITIES                                                   4,583,097          4,570,696
                                                                  -----------        -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 50,000,000 shares
  authorized, none issued and outstanding                                   -                  -
 Common stock, $.0001 par value, 250,000,000 shares
  authorized, 25,350,000 and 25,100,000 issued and
  outstanding, respectively                                             2,535              2,510
 Common stock to be issued (250,000 shares)                                 -                 25
 Additional paid-in capital                                         1,711,450          1,711,450
 Retained earnings                                                  2,782,614          2,640,010
 Accumulated other comprehensive loss                                (259,542)          (457,909)
 Deferred consulting expense                                                -            (43,000)
                                                                  -----------        -----------
       Total Shareholders' Equity                                   4,237,057          3,853,086
                                                                  -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 8,820,154        $ 8,423,782
                                                                  ===========        ===========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               For the Three      For the Three     For the Nine       For the Nine
                                                               Months Ended       Months Ended      Months Ended       Months Ended
                                                               September 30,      September 30,     September 30,      September 30,
                                                                   2003               2002              2003               2002
                                                                ----------         ----------        ----------         ----------
REVENUES                                                       $ 1,960,300        $ 2,586,107       $ 7,080,702        $ 7,899,742
 Cost of sales and processing                                    1,464,340          1,778,018         5,142,726          5,045,126
                                                                ----------         ----------        ----------         ----------
 Gross profit                                                      495,960            808,089         1,937,976          2,854,616
                                                                ----------         ----------        ----------         ----------

OPERATING EXPENSES
 Selling                                                           210,417            106,593           592,688            429,276
 General and administrative                                        335,160            349,113         1,029,214            948,278
                                                                ----------         ----------        ----------         ----------

TOTAL OPERATING EXPENSES                                           545,577            455,706         1,621,902          1,377,554
                                                                ----------         ----------        ----------         ----------
INCOME (LOSS) FROM OPERATIONS                                      (49,617)           352,383           316,074          1,477,062
                                                                ----------         ----------        ----------         ----------

OTHER INCOME (EXPENSE)
 Financial income (expense), net                                   (42,699)           (32,988)         (200,592)           (99,283)
 Other income, net                                                  71,275              1,077            97,290             13,997
                                                                ----------         ----------        ----------         ----------

TOTAL OTHER INCOME (EXPENSE)                                        28,576            (31,911)         (103,302)           (85,286)
                                                                ----------         ----------        ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                                  (21,041)           320,472           212,772          1,391,776
 Income tax (expense) benefit                                       59,827            (64,679)          (65,086)          (472,760)
                                                                ----------         ----------        ----------         ----------

INCOME BEFORE MINORITY INTEREST                                     38,786            255,793           147,686            919,016
 Minority interest (income) loss                                     2,102           (112,927)           (5,082)          (154,267)
                                                                ----------         ----------        ----------         ----------

NET INCOME                                                     $    40,888        $   142,866       $   142,604        $   764,749
                                                                ==========         ==========        ==========         ==========

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain (loss), net of
  minority interest translation gain or loss                        83,692            (40,498)          193,239           (203,626)
 Unrealized gain (loss) on available-for-sale securities          (109,730)           (36,682)            5,128            (89,572)
                                                                ----------         ----------        ----------         ----------
 Other comprehensive income (loss) before tax                      (26,038)           (77,180)          198,367           (293,198)
 Income tax (expense) benefit related to items of other
  comprehensive income                                               9,374             27,785           (71,412)           105,551
                                                                ----------         ----------        ----------         ----------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                (16,664)           (49,395)          126,955           (187,647)
                                                                ----------         ----------        ----------         ----------

COMPREHENSIVE INCOME                                           $    24,224        $    93,471       $   269,559        $   577,102
                                                                ==========         ==========        ==========         ==========

 Net income per share - basic and diluted                                -              $0.01             $0.01              $0.03
                                                                ==========         ==========        ==========         ==========
 Weighted average number of shares outstanding during the
  period - basic and diluted                                    25,350,000         25,400,000        25,350,000         24,017,582
                                                                ==========         ==========        ==========         ==========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For The Nine           For The Nine
                                                                    Months Ended           Months Ended
                                                                    September 30,          September 30,
                                                                        2003                   2002
                                                                  ----------------      ------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                                  $ 142,604              $ 764,749
         Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
          Depreciation and amortization                               222,187                211,740
          Provision for doubtful accounts                               7,064                      -
          Gain from sale of marketable securities                     (97,290)                     -
          Deferred consulting expense recognized from
          stock issued for services                                    43,000                 86,000
          Minority interest in income of subsidiary                     5,082                154,267
        Changes in operating assets and liabilities:
          (Increase) decrease in trade accounts receivable           (201,870)               348,900
          (Increase) decrease in inventory                           (759,943)               472,232
          (Increase) decrease in deferred taxes                       (11,240)               360,623
          (Increase) in other assets                                 (117,697)              (114,290)
          (Increase) decrease in deposits for employee
          severances                                                  (48,578)               101,241
          Increase (decrease) in trade accounts payable               106,170               (324,135)
          (Decrease) in other liabilities                             (85,388)              (557,707)
          (Decrease) in provision for employee severance              (21,353)               (32,123)
                                                                     --------              ---------
                Net Cash (Used In) Provided By Operating
                Activities                                           (817,252)             1,471,497
                                                                     --------              ---------

       CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant and equipment                     (66,128)              (111,381)
        Proceeds from sale of property, plant and
        equipment                                                           -                  3,171
        Proceeds from sale of marketable securities                   781,685                      -
        Investment in marketable securities                          (759,366)               (27,753)
        Funds advanced on behalf of officer                                 -               (400,000)
        Proceeds received from repayment of officer note
        receivable                                                    380,986                      -
                                                                     --------              ---------
                Net Cash Provided By (Used In) Investing
                Activities                                            337,177               (535,963)
                                                                     --------              ---------

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                   (UNAUDITED)

                                                                     For The Nine         For The Nine
                                                                     Months Ended         Months Ended
                                                                     September 30,        September 30,
                                                                         2003                 2002
                                                                   ----------------    ------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
        Short-term line of credit, net                                252,335               (201,282)
        Payments on long term debt                                   (268,489)              (755,776)
        Loan payable - related party                                        -                (47,432)
                                                                     --------               --------
                Net Cash (Used In) Financing Activities               (16,154)            (1,004,490)
                                                                     --------               --------

       Effect of exchange rate changes on cash                        138,937               (101,980)
                                                                     --------               --------

       NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (357,292)              (170,936)

       CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                831,820                781,996

       CASH AND CASH EQUIVALENTS - END OF PERIOD                     $474,528               $611,060
                                                                     ========               ========

       INTEREST PAID                                                 $147,308               $103,691
                                                                     ========               ========

       TAXES PAID                                                    $112,895               $ 94,008
                                                                     ========               ========



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

     (B) PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of Defense Industries International, Inc. (formerly Pawnbrokers Exchange, Inc. ("PEI") (see below)) and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex Nazareth Elite.

     Effective March 25, 2002 PEI began doing business as Defense Industries International, Inc. On July 8, 2002, PEI changed its corporate domicile from the State of Utah to the State of Nevada (the "re-incorporation"). In order to accomplish the re-incorporation, PEI merged with and into its wholly owned subsidiary, Defense Industries International, Inc., a Nevada corporation organized on July 1, 2002. As a result of the re-incorporation, PEI's name was changed to Defense Industries International, Inc. Each share of PEI's capital stock issued and outstanding on the effective date was converted into and exchanged for one share of Defense Industries International, Inc. capital stock. Defense Industries International, Inc. is authorized to issue 250,000,000 shares of $.0001 par value common stock and 50,000,000 shares of $.0001 par value preferred stock. As a result, common stock changed from no par value to a par value of $.0001.

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

     (D) PER SHARE DATA

     Basic net income per common share is computed based on the weighted average common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the period. The computation of weighted average common shares outstanding gives retroactive effect to the recapitalization discussed in Note 4. There were no common stock equivalents outstanding because the exercise price of the common stock equivalents exceeded the average market price of the stock. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

     (E) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

     (F) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, The FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "QUALIFYING SPECIAL PURPOSE ENTITIES ("QSPE") AND ISOLATION OF TRANSFERRED ASSETS", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

     The Company believes that the adoption of the recent pronouncement will not have a material effect on the condensed consolidated financial statements.

NOTE 2 INVENTORY

     Inventory consisted of the following:

                                      September 30,            December 31,
                                          2003                    2002
                                   ------------------      -------------------

       Raw materials                  $1,658,709               $  927,821
       Work in process                   217,649                  584,487
       Finished goods                    618,551                  222,658
                                      ----------               ----------

                                      $2,494,909               $1,734,966
                                      ==========               ==========

NOTE 3 NOTE RECEIVABLE - OFFICER

     On January 15, 2002, the Company loaned $400,000 to its controlling shareholder. The note was for a term of eleven months maturing December 15, 2002, bearing interest of 8% and required quarterly prepaid interest payments only. As of September 30, 2003, the note and accrued interest of $33,095 were repaid.

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

     (B) ISSUANCES OF COMMON STOCK

     On July 30, 2002, the Company entered into a one-year agreement with a consultant whereby the consultant would assist the Company with investor relations. In return, the Company agreed to issue an aggregate of 700,000 shares (payable in quarterly installments of 175,000 shares each) of common stock valued at $1,561,000, the fair market value of the common stock on the effective date of the agreement based on the prevailing market price. In December 2002, the agreement was canceled. In 2003, 150,000 shares (shown as to be issued as of December 31, 2002) were issued and no other shares are due to the consultant. Accordingly, $133,800 was recognized as consulting expense for the nine months ended September 30, 2002.

     On April 8, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 100,000 shares of common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. Consulting expense of $43,000 and $86,000 was recognized for the nine months ended September 30, 2003 and 2002, respectively.

     On November 29, 2001, the Company entered into a one-year agreement with a consultant whereby the consultant would assist the Company to acquire public listing on a stock exchange, to raise capital and to settle disputes the Company made against other companies. In return, the Company agreed to issue 10,000 shares of the Company's common stock monthly and to reimburse the consultant for out-of-pocket expenses. For settling the disputes, the consultant was also entitled to additional equity compensation. The agreement with the consultant was itself disputed during 2002 and a settlement was signed on May 1, 2003. Under the terms of the settlement, the Company agreed to issue 100,000 shares (shown as to be issued as of December 31, 2002) valued at $60,000 (based on the fair market value of the services provided since the Company's stock had not yet begun trading at the time the agreement was executed) and to pay $51,069 for reimbursement of out-of-pocket expenses.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (FORMERLY PAWNBROKERS EXCHANGE,INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 NEW JOINT VENTURE

     On May 20, 2003, the Company entered into a joint venture with a South American company to supply bulletproof vests to a local police authority. Under the terms of the agreement, the parties will collaborate on the development, manufacture and supply of products for an initial period of fifteen months. During the quarter ended September 30, 2003, the Company received an order for approximately $540,000, which is expected to be delivered in the fourth quarter.

NOTE 6 COMMITMENTS AND CONTINGENCIES

     On July 22, 2003, the Company assigned its licensing agreement with a firearms manufacturer to another corporation. The Company will still be able to provide certain products to the assignee to be sold and marketed under the firearms manufacturer's name. Under the assignment, the Company is relieved of certain contingent liabilities associated with the agreement including minimum royalties, the cost of securing and maintaining product liability insurance, and allotting a substantial marketing budget.

NOTE 7 SEGMENT INFORMATION

     The Company has two strategic business units: the civilian market and the military market. The military market is further separated between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

                                            Civilian Local       Military Local     Military Export   Consolidated
                                            --------------       --------------     ---------------   ------------
       Nine Months Ended
       SEPTEMBER 30, 2003
       Net Sales                             $1,923,639           $2,155,768         $3,001,295        $7,080,702
       Income from operations                    73,140               89,664            153,270           316,074

       Nine Months Ended
       SEPTEMBER 30, 2002
       Net Sales                              $2,699,092          $3,272,312         $1,928,338        $7,899,742
       Income from operations                    660,149             514,804            302,109         1,477,062

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

     REVENUES AND REVENUE RECOGNITION. Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, we have not established a reserve at December 31, 2002 and September 30, 2003.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002 RESULTS OF OPERATIONS

     SALES AND GROSS PROFIT MARGIN. Sales for the three months ended September 30, 2003 declined to $1,960,300 from $2,586,107 for the same period in 2002. This decrease is attributable to recession in the Israeli market as well as decreases in the Israeli military budgets. The decrease in export sales from $1,132,705 for the three months ended September 30, 2002 to $583,214 in the 2003 period is due to timing of the completion of orders in the 2003 period compared to the prior period in 2002. Export sales for the nine months ended September 30, 2003 have increased by 56% to $3,001,295 compared to $1,928,338 for the same period in 2002. We expect that our export sales will continue to increase in the future because of our marketing efforts to create a better awareness and global brand recognition of our company as well as for our products. We do not expect that our sales in Israel will increase until the government implements a new economic plan and not before the beginning of 2004.

     The breakdown of our sales for the three months ended September 30, 2003 and 2002 is as follows:

                                                   2003                  2002
                                               ----------           ----------
Sales to the local civilian market               $717,952             $687,433
Sales to the local military market                659,134              765,969
Export military sales                             583,214            1,132,705
                                               ----------           ----------
                                               $1,960,300           $2,586,107
                                               ==========           ==========

     Our gross profit for the three months ended September 30, 2003 was $495,960 compared to $808,089 for the same period in 2002. This decrease in gross profit is attributable to the decrease in total sales as well as to the drastic change of approximately 18% in the ratio between the Euro (the currency we use for purchasing the majority of our raw materials) and the US dollar (the currency we receive for the majority of our sales), the contraction of the local market and the product mix of our sales that was sold during the period. We believe that our overseas sales will continue to grow, but that the level of profit from future export sales will be higher as a result of a change in the composition of the products to be exported. As a result, our gross profit margin for the three months ended September 30, 2003 was 25.3% compared to 31.2% for the same period in 2002.

     Our cost of sales for the three months ended September 30, 2003 was $1,464,340 compared to $ 1,778,018 for the same the same period in 2002. This decrease is primarily attributable to the decrease in sales.

     GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES. General and administrative costs for three months ended September 30, 2003 remained relatively constant at $335,160 compared to $349,113 for the same period in 2002. Selling expenses for the three months ended September 30, 2003 were $210,417 compared to $106,593 for the same period in 2002. This increase is primarily attributable to increased costs associated with our export sales.

     INCOME TAX EXPENSES. Income tax benefit for the three months ended September 30, 2003 was $59,827 as compared to income tax expenses of $64,679 for the comparable period in 2002, reflecting the decline in net income.

     TOTAL OTHER INCOME (EXPENSE). Total other income, net for the three months ended September 30, 2003 was $28,576 as compared to an expense of $31,911 for the same period in 2002. This income is attributable to the realization of profit from the sale of marketable securities.

     MINORITY INTEREST. For the three months ended September 30, 2003 we recognized and recorded the minority interest share in our loss of $2,102 compared to their share in our income of $112,927 for the same period in 2002.

     NET INCOME. As a result of the foregoing our net income for the three months ended September 30, 2003 was $40,888 compared to net income of $142,866 for the 2002 period.

     TOTAL OTHER COMPREHENSIVE LOSS. For the three months ended September 30, 2003 we reported total other comprehensive loss of $16,664, net of tax, compared to a loss of $49,395, net of tax, in the 2002 period. In the 2003 period we had foreign currency translation gains of $83,692 arising from the decline of the dollar against the NIS, compared to a loss of $40,498 in the 2002 period. We also had $109,730 of unrealized loss on securities held that are available for sale, as compared to a loss of $36,682 in the 2002 period. This other comprehensive income in 2003 was offset in part by the tax benefit of $9,374. In 2002 we had other comprehensive tax benefit of $27,785.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002 RESULTS OF OPERATIONS

     SALES AND GROSS PROFIT MARGIN. Sales for the nine months ended September 30, 2003 decreased to $7,080,702 from $7,899,742 for the same period in 2002. This decrease resulted from the recession in the Israeli market as well as the decreases in the Israeli military budgets. The increase in export sales from $1,928,338 for the nine months ended September 30, 2002 to $3,001,295 in the 2003 period was due to the successful implementation of our growth plan.

     The breakdown of our sales for the nine months ended September 30, 2003 and 2002 is as follows:

                                            2003                     2002
                                        -----------              -----------
Sales to the local civilian market        1,923,639              $ 2,699,092
Sales to the local military market        2,155,768                3,272,312
Export military sales                     3,001,295                1,928,338
                                        -----------              -----------
                                        $ 7,080,702              $ 7,899,742
                                        ===========              ===========

     Gross profit for the nine months ended September 30, 2003 decreased to $1,937,976 from $2,854,616 for the same period in 2002. This decrease is attributable to the decrease in total sales, and to the increase in overseas sales, which are characterized by lower margins compared to local sales, as well as to the drastic change of approximately 18% in the ratio between the Euro (the currency we use for purchasing the majority of our raw materials) and the US dollar (the currency we receive for the majority of our sales), the contraction of the local market and the product mix of our sales that was sold during the period. As a result, our gross profit margin for the nine months ended September 30, 2003 was 27.4% compared to 36.1% for the same period in 2002.

     The cost of sales for the nine months ended September 30, 2003 was $5,142,726 compared to $5,045,126 for the same the same period in 2002. This increase is primarily attributable to increased overseas sales, which generally consist of products that are more expensive to produce as well as to the drastic change of approximately 18% in the ratio between the Euro (the currency we use for purchasing the majority of our raw materials) and the US dollar (the currency we receive for the majority of our sales), the contraction of the local market and the product mix of our sales that was sold during the period.

     GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES. General and administrative costs for nine months ended September 30, 2003 increased to $1,029,214 from $948,278 for the same period in 2002. This increase is due to increased professional expenditures, such as legal fees advertising, consultants and market analysts. Selling expenses for the nine months ended September 30, 2003 were $592,688 compared to $429,276 for the same period in 2002. The increase in selling expenses is attributable to the Company's effort's to penetrate the global marketplace and expand the awareness and market recognition of our company and products.

     INCOME TAX EXPENSES. Income tax expense for the nine months ended September 30, 2003 was $65,086 as compared to $472,760 for the comparable period in 2002. The reduction in income taxes is a result of the decrease in net income.

     TOTAL OTHER EXPENSE. Total other expense, net for the nine months ended September 30, 2003 was $103,302 as compared to $85,286 for the same period in 2002. This increase is attributable to increased financial expenses, arising from higher interest rates in the 2003 period.

     MINORITY INTEREST. For the nine months ended September 30, 2003 we recognized and recorded minority interest income of $5,082 compared to $154,267 for the same period in 2002.

     NET INCOME. As a result of the foregoing, our net income for the nine months ended September 30, 2003 was $142,604 compared to $764,749 for the 2002 period.

     TOTAL OTHER COMPREHENSIVE INCOME (LOSS). For the nine months ended September 30, 2003 we reported total other comprehensive income of $126,955, net of tax, compared to a total other comprehensive loss of $187,647, net of tax in the 2002 period. In the 2003 period we had foreign currency translation gains of $193,239 compared to a loss of $203,626 in the comparable 2002 period. This resulted from the decrease in the NIS against the dollar in the 2002 period and the increase of the NIS against the dollar in the 2003 period. In the 2003 period we also had $5,128 of unrealized gain on securities available for sale as compared to a loss of $89,572 in the 2002 period. As a result of the gains in the 2003 period we recorded $71,412 in tax expenses as compared to a tax benefit of $105,551 in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS
140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

     The Company believes that the adoption of the recent pronouncement will not have a material effect on the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had $474,528 in cash and cash equivalents and our working capital was $2,954,552. Our current activities are financed by short and long term bank loans offset by short term deposits. Our decision to incur additional short term debt this year was based on our consideration of the prevailing yields on our deposits compared to the cost of short term loans. Our long term loans arose from acquisition of Achidatex and are payable over five years.

     Net cash used in operating activities was $817,252 for the nine months September 30, 2003. Out of this amount, $201,870 was attributable to increase in trade accounts receivable, $117,697 was attributable to increase in other assets, $759,943 was attributable to increase in inventory and $85,388 was attributable to decrease in other liabilities. This was offset by an increase in trade accounts payable of $106,170.

     The increase in accounts receivable at September 30, 2003 compared to year end was the result of the increase in overseas sales in the third quarter of 2003 as well as the fact that the Israeli Ministry of Defense has extended payment terms for an additional 30 days. The increase in inventory for the nine months ended September 30, 2003 was primarily due to our anticipation of upcoming orders.

     Net cash provided by investing activities was $337,177 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we used $66,128 for the purchases of property and equipment and $759,366 for investment in marketable securities. This was offset by $781,685 from the proceeds of the sale of the marketable securities and the $380,986 repayment of a note receivable and accrued interest by an officer.

     We anticipate increasing our research and development expenditures in 2003 and 2004, primarily with respect to ballistic helmets, stab-resistant fabric, ceramic ballistic plates, ballistic wall covering and one-way protective windows. We anticipate total research and development expenses for 2003 and 2004 will be approximately $150,000 and $750,000, respectively. The development of these products will be by staff engineers. We expect that production of these products will start by the end of 2003, increasing to full production by the year 2006. We anticipate that in order to fund the research and development for these products, we may seek to raise capital by means of an offering of our equity securities. If we are unable to effect an offering of our securities, we may fund our research and development expenditures through our operating funds. In such event, the timing of our anticipated research and development and subsequent production schedule would be delayed.

     We believe that we have sufficient funds to fund our operations during the remainder of 2003.

MARKET RISK

     At September 30, 2003 and December 31, 2002, we held cash and cash equivalents in the aggregate amount of $474,528 and $831,820, respectively, most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these items.

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


ITEM 3. CONTROLS AND PROCEDURES

     Based on their evaluations, as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There have been no changes in the Company's internal control over financial reporting during the third fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     None.

ITEM 5. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(B) Reports on Form 8-K:

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

                                  DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                  (Registrant)



                                           /S/  JOSEPH POSTBINDER
                                           ----------------------
                                           Name: Joseph Postbinder
                                           Chief Executive Officer

                                           /S/  TSIPPY MOLDOVAN
                                           ----------------------
                                           Name: Tsippy Moldovan
                                           Chief Financial Officer

                                                                    EXHIBIT 31.1
                    CERTIFICATION PURSUANT TO SECTION 302(A)
                        OF THE SARBANES-OXLEY ACT OF 2002

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

Date: November __, 2003

 /S/ JOSEPH POSTBINDER
----------------------
Joseph Postbinder
Chief Financial Officer

                                                                    EXHIBIT 31.2

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

Date: November __, 2003

 /S/ TSIPPY MOLDOVEN
-------------------
Tsippy Moldoven
Chief Financial Officer

                                                                    EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB for the period ending September 3o, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Postbinder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /S/ JOSEPH POSTBINDER
---------------------
Joseph Postbinder
Chief Executive Officer
November __, 2003

                                                                    EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tsippy Moldovan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /S/ TSIPPY MOLDOVAN
-------------------
Tsippy Moldovan
Chief Financial Officer
November __, 2003