Form 10KSB
period 2003-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2004-03-30
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ________________

COMMISSION FILE NUMBER 000-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	84-1421483
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Industrial Zone Erez
P.O. Box 779
Ashkelon, Israel	78101
(Address of Principal Executive Offices)	(Zip Code)

(011) 972-7-689-1611
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

Common Stock .0001 Par Value
(Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

        Issuer’s revenue for its most recent fiscal year: $9,031,963

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such stock as reported by OTC.BB on March 24, 2004 $1,096,500.

        As of March 24, 2004 the Registrant had 25,350,000 shares of Common Stock, par value 0.0001 outstanding.

        Transitional Small Business Disclosure Format

Yes ☐ No ☒