Form 10QSB
period 2004-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2004-05-17
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

Commission file number: 1-9009

Defense Industries International, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1421483
(State of Incorporation)	(I.R.S. Employer Identification No.)

Industrial Zone Erez, P.O. Box 779, Ashkelon 78101, Israel

(Address of Principal Executive Offices)

(011) 972-7-689-1611

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of May 6, 2004 the Issuer had 25,350,000 shares of Common Stock, $.0001 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒