Form 10QSB/A
period 2004-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2004-05-18
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

[_] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___to ___

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

                               Yes [_]     No [X]

                                EXPLANATORY NOTE

Defense Industries International, Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, which was filed on May 17, 2004, to amend the following Items:

(i) Item 1 of Part 1, "Financial Statements", to correct two inadvertent clerical errors made in the original Form 10-QSB with respect to the (a) Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003: Total liabilities as of December 31, 2003 should be $4,415,407; and (b) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2004 and 2003 (Unaudited): INCOME FROM OPERATIONS for the Three Months Ended March 31, 2004 should be $538,623; and

(ii) Item 6, "Exhibits and Reports on Form 8-K", to refurnish the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS


                                                           March 31, 2004  December 31,
                                                             (Unaudited)     2003
                                                             ----------   ----------
CURRENT ASSETS
 Cash and cash equivalents                                   $1,096,023   $  784,026
 Trade accounts receivable, net                               2,184,878    1,912,747
 Trade accounts receivable - related parties, net               329,404      322,373
 Inventory                                                    1,962,507    2,115,825
 Investment in marketable securities                            692,564      704,046
 Deferred taxes                                                  41,066       45,353
 Other assets                                                   459,372      422,489
                                                             ----------   ----------
      Total Current Assets                                    6,765,814    6,306,859
                                                             ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, NET                            1,697,162    1,662,902
                                                             ----------   ----------

OTHER ASSETS

 Deposits for the severance of employer-employee relations      431,908      437,963
 Deferred taxes, long-term                                      233,154      232,713
 Intangible assets                                               37,268       41,105
                                                             ----------   ----------
      Total Other Assets                                        702,330      711,781
                                                             ----------   ----------

TOTAL ASSETS                                                 $9,165,306   $8,681,542
                                                             ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       March 31, 2004  December 31,
                                                        (Unaudited)       2003
                                                        -----------    -----------
CURRENT LIABILITIES
 Trade accounts payable                                 $   886,952    $   730,562
 Short-term debt                                            433,742        719,642
 Current portion of long-term debt                          426,103        489,524
 Other liabilities                                        1,161,675        603,514
                                                        -----------    -----------
      Total Current Liabilities                           2,908,472      2,543,242
                                                        -----------    -----------

LONG-TERM LIABILITIES
 Long-term portion of debt                                  632,080        728,678
 Provisions for the severance of employer-employee
 relations                                                  290,010        290,573
 Minority interest                                          837,866        852,914
                                                        -----------    -----------
      Total Long-Term Liabilities                         1,759,956      1,872,165
                                                        -----------    -----------

TOTAL LIABILITIES                                         4,668,428      4,415,407
                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 50,000,000 shares
  authorized, none issued and outstanding                         -              -
 Common stock, $.0001 par value, 250,000,000 shares
  authorized, 25,350,000 issued and outstanding               2,535          2,535
 Additional paid-in capital                               1,711,450      1,711,450
 Retained earnings                                        3,117,005      2,767,781
 Accumulated other comprehensive loss                      (334,112)      (215,631)
                                                        -----------    -----------

      Total Shareholders' Equity                          4,496,878      4,266,135
                                                        -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 9,165,306    $ 8,681,542
                                                        ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2004            2003
                                                            ------------    ------------
NET REVENUES                                                $  3,746,079    $  3,168,144
 Cost of sales                                                 2,779,840       2,273,812
                                                            ------------    ------------
 Gross profit                                                    966,239         894,332
                                                            ------------    ------------

OPERATING EXPENSES
 Selling                                                         120,919         188,676
 General and administrative                                      306,697         323,348
                                                            ------------    ------------

TOTAL OPERATING EXPENSES                                         427,616         512,024
                                                            ------------    ------------

INCOME FROM OPERATIONS                                           538,623         382,308
                                                            ------------    ------------

OTHER INCOME (EXPENSE)
 Financial (expense), net                                        (24,482)        (70,753)
 Other income - net                                               27,198               -
                                                            ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                                       2,716         (70,753)
                                                            ------------    ------------

INCOME BEFORE INCOME TAXES                                       541,339         311,555
 Less: Income tax expense                                        194,338         129,247
                                                            ------------    ------------

INCOME BEFORE MINORITY INTEREST                                  347,001         182,308
 Minority interest loss (income)                                   2,223          (8,196)
                                                            ------------    ------------

NET INCOME                                                       349,224         174,112
                                                            ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain (loss), net of
  minority interest translation gain (loss)                     (118,481)         37,858
 Unrealized gain (loss) on available-for-sale securities               -          (3,202)
                                                            ------------    ------------

 Other comprehensive income (loss) before tax                   (118,481)         34,656
 Income tax (expense) benefit related to items of other
  comprehensive income                                            42,653         (12,476)
                                                            ------------    ------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX              (75,828)         22,180
                                                            ------------    ------------

COMPREHENSIVE INCOME                                        $    273,396    $    196,292
                                                            ============    ============
 Net income per ordinary share - basic and diluted          $       0.01    $       0.01
                                                            ============    ============

  Weighted average of number of shares outstanding during
   the period - basic and diluted                             25,350,000      25,350,000
                                                            ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                         For the Three Months Ended March 31,
                                                            -----------    -----------
                                                                2004           2003
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $   349,224    $   174,112
  Adjustments to reconcile net income to net cash
         provided by operating activities:
   Depreciation and amortization                                 71,317         71,904
   Provision for doubtful accounts                                3,388             --
   Net realized and unrealized gain on marketable
         securities                                              24,455             --
   Stock issued for services                                         --         43,000
   Minority interest in (loss) income of subsidiary              (2,223)         8,196
    Changes in operating assets and liabilities:
   Decrease (increase) in deposits for employee
         severance                                                6,055        (12,883)
   Deferred taxes                                                 3,846          1,104
   (Increase) in trade accounts receivable                     (282,551)      (539,338)
   (Increase) in other assets                                   (36,883)      (175,344)
   Decrease (increase) in inventory                             153,318        (92,126)
   Increase in trade accounts payable                           156,392         27,395
   Increase in other liabilities                                558,161        476,698
  Decrease (increase) in provision for employee severance
         of employer-employee relations                            (563)        37,360
                                                            -----------    -----------
         Net Cash Provided By Operating Activities            1,003,936         20,078
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                   (118,404)       (43,132)
  Purchase of marketable securities                             (36,571)      (146,011)
  Proceeds from sale of marketable securities                    48,999        134,156
                                                            -----------    -----------
         Net Cash Used In Investing Activities                 (105,976)       (53,987)
                                                            -----------    -----------

     See accompanying notes to condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)



                                                            For the Three Months Ended March 31,
                                                               --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                             2004           2003
                                                               -----------    -----------
 Short-term debt, net                                             (285,900)       298,332
 Payments on long-term debt                                       (160,019)       (91,698)
                                                               -----------    -----------
         Net Cash (Used In) Provided By Financing Activities      (445,919)       206,634
                                                               -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (140,044)        22,366
                                                               -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          311,997        195,091

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    784,026        831,820
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 1,096,023    $ 1,026,911
                                                               ===========    ===========

INTEREST PAID                                                  $    26,225    $    58,584
                                                               ===========    ===========

TAXES PAID                                                     $    49,489    $    41,968
                                                               ===========    ===========

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

     (D) PER SHARE DATA

     Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding during the periods presented. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

     (E) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 2 INVENTORY

     Inventory consisted of the following:



                    March 31, 2004   December 31, 2003
                      ----------       ----------
Raw materials         $1,200,362       $1,175,453
Work in process          551,776          796,100
Finished goods           210,369          144,272
                      ----------       ----------
                      $1,962,507       $2,115,825
                      ==========       ==========

NOTE 3 SEGMENT INFORMATION AND CONCENTRATIONS

     The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

     (A) SALES AND INCOME FROM OPERATIONS:


                              Civilian                           Military
                                Local        Military Local      Export         Consolidated
                              ----------       ----------       ----------       ----------
March 31, 2004
 Net Sales                    $  257,087       $  442,017       $3,046,975       $3,746,079
 Income from operations           40,669           99,178          398,776          538,623

March 31,2003
 Net Sales                    $  421,532       $  998,747       $1,747,865       $3,168,144
 Income from operations           73,316           97,562          211,430          382,308

     (B) SINGLE CUSTOMERS EXCEEDING 10% OF SALES:


Sales                                 2004             2003
                                   ----------       ----------
Customer A (Military Local)        $        -       $  324,432
Customer B (Military Export)       $1,731,656       $  618,902

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

                                  DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                  (Registrant)


                                    /S/ Joseph Postbinder
                                  ________________________
                                  Name: Joseph Postbinder
                                  Chief Executive Officer


                                    /S/ Tsippy Moldovan
                                  ________________________
                                  Name: Tsippy Moldovan
                                  Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15(e) and 15d- 15(e)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 18, 2004


/S/ Joseph Postbinder
_______________________________
Joseph Postbinder
Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15(e) and 15d- 15(e)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 18, 2004


/S/ Tsippy Moldovan
________________________________
Tsippy Moldovan
Chief Financial Officer

                                                                    EXHIBIT 99.3

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Postbinder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ Joseph Postbinder
________________________________
Joseph Postbinder
Chief Executive Officer
May 18, 2004

                                                                    EXHIBIT 99.4

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tsippy Moldovan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/S/ Tsippy Moldova
_____________________________
Tsippy Moldovan
Chief Financial Officer
May 18, 2004