Form 10QSB
period 2004-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2004-08-12
CIK 1069563

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                         PAGE

PART I - FINANCIAL INFORMATION:

Item 1   Condensed Consolidated Balance Sheets as of June 30, 2004
         (Unaudited) and December 31, 2003                                                               1-2

         Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the
         Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)                                    3

         Condensed Consolidated Statements of Cash Flows
         For the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)                            4

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                5-7

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3   Controls and Procedures

PART II - OTHER INFORMATION:

Item 4   Submission of Matters to a Vote of Shareholders

Item 6   Exhibits and Reports on Form 8-K

Signatures

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                         PART I - FINANCIAL INFORMATION

     ITEM 1.


                                     ASSETS


                                                              June 30,
                                                                2004      December 31,
                                                             (Unaudited)     2003
                                                             ----------   ----------
CURRENT ASSETS
 Cash and cash equivalents                                   $  808,790   $  784,026
  Trade accounts receivable, net of allowance for doubtful
 accounts of $81,586 and $68,345 respectively                 2,507,755    1,912,747
 Trade accounts receivable - related parties, net               334,092      322,373
 Inventory                                                    2,202,635    2,115,825
 Investment in marketable securities                            708,989      704,046
 Deferred taxes                                                  45,874       45,353
 Other assets                                                   413,039      422,489
                                                             ----------   ----------
       Total Current Assets                                   7,021,174    6,306,859
                                                             ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, NET                            1,645,069    1,662,902
                                                             ----------   ----------

OTHER ASSETS

 Deposits for the severance of employer-employee relations      432,404      437,963
 Deferred taxes, long-term                                      233,903      232,713
 Intangible assets                                               35,023       41,105
                                                             ----------   ----------
         Total Other Assets                                     701,330      711,781
                                                             ----------   ----------

TOTAL ASSETS                                                 $9,367,573   $8,681,542
                                                             ==========   ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                            June 30, 2004   December 31,
                                                                             (Unaudited)       2003
                                                                             -----------    -----------
CURRENT LIABILITIES
 Trade accounts payable                                                      $   636,926    $   730,562
 Short-term debt                                                                 765,657        719,642
 Current portion of long-term debt                                               413,030        489,524
 Other liabilities                                                             1,085,030        603,514
                                                                             -----------    -----------
       Total Current Liabilities                                               2,900,643      2,543,242
                                                                             -----------    -----------

LONG-TERM LIABILITIES
 Long-term portion of debt                                                       707,394        728,678
 Provision for the severance of employer-employee relations                      281,349        290,573
 Minority interest                                                               868,611        852,914
                                                                             -----------    -----------
       Total long-term Liabilities                                             1,857,354      1,872,165
                                                                             -----------    -----------

 TOTAL LIABILITIES                                                             4,757,997      4,415,407
                                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 50,000,000 shares authorized, none
  issued and outstanding                                                              --              -
 Common stock, $.0001 par value, 250,000,000 shares authorized, 25,350,000
  issued and outstanding                                                           2,535          2,535
 Additional paid-in capital                                                    1,711,450      1,711,450
 Retained earnings                                                             3,200,115      2,767,781
 Accumulated other comprehensive loss                                           (304,524)      (215,631)
                                                                             -----------    -----------
       Total Shareholders' Equity                                              4,609,576      4,266,135
                                                                             -----------    -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 9,367,573    $ 8,681,542
                                                                             ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                        For the         For the
                                                         Three           Three         For the Six     For the Six
                                                         Months          Months          Months          Months
                                                       Ended June      Ended June      Ended June      Ended June
                                                        30, 2004        30, 2003        30, 2004        30, 2003
                                                      ------------    ------------    ------------    ------------
   NET REVENUES                                       $  2,826,725    $  1,952,258    $  6,572,804    $  5,120,402

   COST OF SALES                                         1,972,198       1,404,574       4,752,038       3,678,386
                                                      ------------    ------------    ------------    ------------
   GROSS PROFIT                                            854,527         547,684       1,820,766       1,442,016
                                                      ------------    ------------    ------------    ------------
   OPERATING EXPENSES
   Selling                                                 270,437         193,595         391,356         382,271
   General and administrative                              376,892         370,705         683,589         694,053
                                                      ------------    ------------    ------------    ------------
        Total Operating Expenses                           647,329         564,300       1,074,945       1,076,324
                                                      ------------    ------------    ------------    ------------

   INCOME FROM OPERATIONS                                  207,198         (16,616)        745,821         365,692

   OTHER INCOME (EXPENSE)
   Financial (expense), net                                (38,313)        (87,140)        (62,795)       (157,893)
   Other income - net                                       31,709          26,015          58,907          26,015
                                                      ------------    ------------    ------------    ------------
        Total Other Income (Expense)                        (6,604)        (61,125)         (3,888)       (131,878)
                                                      ------------    ------------    ------------    ------------

   INCOME BEFORE INCOME TAXES                              200,594         (77,741)        741,933         233,814

   Less:  Income tax (Expense) benefit                     (89,363)          4,334        (283,701)       (124,913)
                                                      ------------    ------------    ------------    ------------

   INCOME BEFORE MINORITY INTEREST                         111,231         (73,407)        458,232         108,901

   Minority interest loss (income)                         (28,121)          1,012         (25,898)         (7,184)
                                                      ------------    ------------    ------------    ------------

   NET INCOME(LOSS)                                   $     83,110    $    (72,395)   $    432,334    $    101,717
                                                      ------------    ------------    ------------    ------------
   OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation gain (loss), net
   of minority interest portion                             29,588          71,689         (88,893)        109,547
   Unrealized gain on available-for-sale
   securities                                                  ---         118,060             ---         114,858
                                                      ------------    ------------    ------------    ------------
   Other comprehensive income (loss) before tax             29,588         189,749         (88,893)        224,405
   Income tax (expense) benefit related to items
   of other comprehensive income                           (11,541)        (68,310)         31,112         (80,786)
                                                      ------------    ------------    ------------    ------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX         18,047         121,439         (57,781)        143,619
                                                      ------------    ------------    ------------    ------------

   COMPREHENSIVE INCOME                               $    101,157    $     49,044    $    374,553    $    245,336
                                                      ============    ============    ============    ============

   Net income per share - basic and diluted           $        ---    $        ---    $       0.02    $        ---
                                                      ============    ============    ============    ============

   Weighted average number of shares outstanding
   during the period - basic and diluted                25,350,000      25,350,000      25,350,000      25,350,000
                                                      ============    ============    ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                                        For The Six    For The Six
                                                                       Months Ended   Months Ended
                                                                       June 30, 2004  June 30, 2003
                                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $ 432,334      $ 101,717
   Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
   Depreciation and amortization                                           145,557        146,785
   Provision for doubtful accounts                                           3,411            ---
   Net realized and unrealized gain on marketable securities               (59,024)       (26,015)
   Stock issued for services                                                   ---         43,000
   Minority interest in income of subsidiary                                25,898          7,184
   Decrease (increase) in deposits for employee severance                    5,559        (71,974)
   (Increase) decrease in deferred taxes                                    (1,711)       107,543
   Increase in trade accounts receivable                                  (610,139)      (312,930)
   Decrease (increase) in other assets                                       9,450        (54,576)
   Increase in inventory                                                   (86,810)      (390,553)
   Decrease in trade accounts payable                                      (93,634)      (182,815)
   Increase (decrease) in other liabilities                                481,516       (111,683)
   (Decrease) increase in provision for the severance of
   employer-employee relations                                              (9,224)        46,406
                                                                         ---------      ---------
         Net Cash Provided By (Used in) Operating Activities               243,183       (697,911)
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                             (131,906)       (52,187)
   Proceeds from sale of marketable securities                             146,419        183,839
   Purchases of marketable securities                                     (110,804)      (204,743)
   Funds advanced on behalf of shareholder                                     ---        380,986
                                                                         ---------      ---------
         Net Cash (Used in) Provided By Investing Activities               (96,291)       307,895
                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt, net                                       46,015        339,171
   Payments on long-term debt                                             (243,720)       (74,102)
   Proceeds from long term loans                                           177,896            ---
                                                                         ---------      ---------
         Net Cash (Used In) Provided By Financing Activities               (19,809)       265,069
                                                                         ---------      ---------

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH                               (102,319)        64,795
                                                                         ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        24,764        (60,152)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            784,026        831,820
                                                                         ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 808,790      $ 771,668
                                                                         =========      =========

INTEREST PAID                                                            $  71,341      $  97,292
                                                                         =========      =========

TAXES PAID                                                               $  72,257      $ 101,149
                                                                         =========      =========

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

     (E) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     (F) RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE 2 INVENTORY

     Inventory consisted of the following:


                    June 30, 2004   December 31, 2003
                      ----------       ----------
Raw materials         $1,317,051       $1,175,453
Work in process          598,416          796,100
Finished goods           287,168          144,272
                      ----------       ----------
                      $2,202,635       $2,115,825
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

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     (A) SALES AND INCOME FROM OPERATIONS:


                                Civilian                          Military
                                 Local        Military Local       Export        Consolidated
                               ----------       ----------       ----------       ----------
June 30, 2004
 Net Sales                     $  539,195       $1,130,164       $4,903,445       $6,572,804
 Income from operations            86,306          156,254          503,261          745,821

June 30, 2003
 Net Sales                     $1,205,687       $1,496,634       $2,418,081       $5,120,402
 Income from  operations           76,252           95,563          193,877          365,692


     (B) SINGLE CUSTOMERS EXCEEDING 10% OF SALES:


                                  For the Six      For the Six
                                 Months Ended     Months Ended
                                 June 30, 2004    June 30, 2003
                                 -------------    -------------
Sales

Customer A (Military Local)        $        -       $1,103,142
Customer B (Military Export)       $2,822,264       $  642,235


NOTE 4 DEBT

     On May 31, 2004, the Company executed two promissory notes with a financial institution, each for $88,948 for aggregate proceeds of $177,896. Payments on the notes are due monthly through January 2009. Interest on the notes is also due monthly and accrues at LIBOR plus 1.2% annually.

NOTE 5 COMMITMENTS AND CONTINGENCIES

     There presently exists the possibility that the Israel Government will decide to evacuate the Erez Industrial Zone as part of a proposed plan to evacuate the entire Gaza Strip. The Company has begun to search for alternative locations to conduct its operations should this event occur. The Company believes that it will be able to quickly locate a suitable alternative location to conduct its operations, if and when an evacuation of the Gaza Strip occurs. If needed, the Company can shift the major part of its operation in the Erez Industrial Zone to its Achidatex subsidiary. The Company, along with other companies, is in the process of forming a group to retain counsel to represent the group for negotiations with the Israel Government regarding this matter. The Company believes that, at a minimum, it will be compensated for the actual expenses incurred in connection with the potential relocation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED IN ITEM 1 OF PART I OF THIS QUARTERLY REPORT AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 CONTAINED IN OUR 2003 ANNUAL REPORT ON FORM 10-KSB. THE DISCUSSION AND ANALYSIS WHICH FOLLOWS MAY CONTAIN TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL RESULTS. THESE INCLUDE STATEMENTS REGARDING OUR EARNINGS, PROJECTED GROWTH AND FORECASTS, AND SIMILAR MATTERS THAT ARE NOT HISTORICAL FACTS.

     WE REMIND SHAREHOLDERS THAT FORWARD-LOOKING STATEMENTS ARE MERELY PREDICTIONS AND THEREFORE ARE INHERENTLY SUBJECT TO UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS

CRITICAL ACCOUNTING POLICIES

     We have identified the following policies as critical to the understanding of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     REVENUES AND REVENUE RECOGNITION. Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, we have not established a reserve at June 30, 2004. If we change any of our assumptions with regard to our recognition of revenues under the completed contract method of revenue recognition, or if there is a change with respect to warranties expenses, our financial position and results of operations may change materially.

     FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS. The functional currency of Export Erez, Ltd., Mayotex Ltd., and Achidatex Nazareth Elite is the New Israeli Shekel, or NIS. The functional currency of Dragonwear Trading Ltd. is the Cyprus Pound, or CYP. The financial statements of Dragonwear are translated into NIS. The financial statements for all of these entities are then translated into U.S. dollars from NIS at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. Any change in exchange rates may have a material impact on our financial position and results of operations.

     INVENTORIES. Inventories are valued at the lower of cost or market value using the first-in first-out method. The cost includes expenses of freight-in transportation. The specific identification method is used for finished goods since all orders are custom orders for customers. Inventories write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence. Any change in our assumptions with respect to the need to write-off or write-down the value of our inventories may have a material affect on our financial position or results of operations.

     PROPERTY, PLANT AND EQUIPMENT. Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, we review our long-lived assets for impairment based on estimated future non-discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The use of different assumptions with respect to the expected cash flows from our assets and other economic variables may lead to different conclusions regarding the recoverability of our assets' carrying values and to the potential need to record an impairment loss for our long - lived assets.

OVERVIEW

     Defense Industries International, Inc. is a manufacturer and global provider of military and civilian protective personal equipment and supplies. Our products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world.

     Our principal products include body armor, bulletproof clothing and combat vests, bomb disposal suits, battle pouches and combat harness units, flak jackets, ballistic helmets, dust protectors, padded coats, sleeping bags, weapons straps and belts, dry storage units, liquid logistics products, ceramic ballistic plates, ballistic wall coverings, tents, vehicle covers and lightweight vehicle armor kits for trucks and vans. Our recently introduced minefield protection shoes are now being evaluated by governmental authorities. Products under development include stab-resistant solutions and polyethylene ballistic plates. We are continuing to upgrade our lightweight vehicle armor kits.

     Our strategic objective is to be a leading global provider of military and civilian personal protective equipment and supplies. We intend to realize our strategic objective through the following:

     o CAPITALIZE ON EXPOSURE TO MILITARY PROBLEMS. We believe that the events of September 11, 2001, the subsequent "War on Terrorism", the increasing likelihood of military conflicts abroad, and recent actual events where lives have been saved due to the performance of armor systems, are all likely to result in additional interest in our products.

     o EXPAND DISTRIBUTION, NETWORKS AND PRODUCT OFFERINGS. We expect to continue to leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of niche defensive security products manufacturers and by investing in the development of new and enhanced products which complement our existing offerings. A broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

     o PURSUE STRATEGIC ACQUISITIONS. We intend to selectively pursue strategic acquisitions that complement and/or expand our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

OTHER MATERIAL CONSIDERATIONS

     The Israeli Government is considering the removal of Israeli residents from the Erez Industrial Zone as part of its current plans for the West Bank, but has not made any decisions as to the actual evacuation of the zone as of the date of this report. Nevertheless, if evacuation is mandated we would be required to relocate the activities of one of our subsidiaries. The operations would likely be moved to a local governmental recognized development zone. Companies located in development zones are entitled to significant governmental benefits.

     We, together with the majority of the businesses located in Erez Industrial Zone, have agreed to engage a leading local law firm to negotiate the terms of our compensation with the Israeli Government, if and when such an event takes place. We believe that at the minimum we would be compensated for the actual expenses incurred in connection with the subsidiary relocation.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

RESULTS OF OPERATIONS

     NET REVENUES AND GROSS PROFIT MARGIN. Net Revenues for the three months ended June 30, 2004 were $2,826,725 compared to $1,952,258 for the same period in 2003, an increase of 44.8%. This increase was due to increased export military sales. The increase in the export business is partially attributable to the sales of our ballistic plates, blankets and lightweight vehicle armor kits that were recently introduced as new product offerings. This increase in net revenues was partially offset by the continued weakness in sales to the local market.

     The following table sets forth the breakdown of sales by segment for the three months ended June 30, 2004 and 2003.


                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
Sales to the local civilian market               $  282,108     $  784,155
Sales to the local military market                  688,147        497,887
Export military sales                             1,856,470        670,216


     The trend of increased export sales is expected to continue into the third quarter. We anticipate that our total sales in the third quarter will exceed our sales the same quarter in 2003.

     Gross profit for the three months ended June 30, 2004 was $854,527 compared to $547,684 for the same period in 2003. This increase in gross profit is primarily attributable to the increase in overall sales.

     Our gross profit margin for the three months ended June 30, 2004 was 30.2% compared to 28.0% for the same period in 2003. This increase is attributable to the increase in overseas sales which in this quarter were characterized by higher margins compared to local sales. The relatively high margins were offset by: (i) the approximately 5% increase in the ratio between the Euro (which is the currency used for the majority of our raw material purchases) and the U.S. dollar (which is the principal currency for our sales); and (ii) the increased local competition arising from shrinkage in the market. We do not anticipate any major change to our gross margin percentage during the remainder of 2004.

     Our cost of sales for the three months ended June 30, 2004 was $1,972,198 compared to $1,404,547 for the same the same period in 2003. This increase is a result of the increase in sales.

     GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES. General and administrative expenses for three months ended June 30, 2004 increased slightly to $376,892 from $370,705 for the same period in 2003. Selling expenses for the three months ended June 30, 2004 were $270,437 compared to $193,595 for the same period in 2003. This increase is primarily due to payment of a higher rate of commissions on export sales transactions. We anticipate no material change in our general and administrative expenses or selling expenses in the third quarter.

     INCOME TAX EXPENSE. Our income tax expense (benefit) for the three months ended June 30, 2004 was $89,363 as compared to ($4,333) for the comparable period in 2003. Our effective tax rate was 44.5% in the 2004 period.

     FINANCIAL EXPENSES. We had financial expenses, net of $38,313 for the three months ended June 30, 2004 as compared to $87,140 for the same period in 2003. The decrease is attributable to a decrease in financing expenditures due to a decrease in prevailing interest rates in Israel.

     OTHER INCOME (EXPENSE), NET. We had other income, net for the three months ended June 30, 2004 of $31,709 as compared to other income of $26,015 for the same period in 2003.The increase in other income, net is attributable to profits from our marketable securities.

     MINORITY INTEREST. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders' share of the profits or losses in such majority owned subsidiary. For the three months ended June 30, 2004, we recognized and recorded minority share in our profit of $28,121 compared to minority share in our loss of $1,012 for the same period in 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

RESULTS OF OPERATIONS

     NET REVENUES AND GROSS PROFIT MARGIN. Net Revenues for the six months ended June 30, 2004 were $6,572,804 compared to $5,120,402 for the same period in 2003, an increase of 28.4%. This increase resulted from an increase in our export military sales. The increase in the export business is partially attributable to our sales of ballistic plates, blankets and lightweight vehicle armor kits that were recently introduced as new product offerings. This increase in export sales was partially offset by the continued weakness of sales to the local market.

     The following table sets forth the breakdown of sales by market for the six months ended June 30, 2004 and 2003.


                                                  Six Months Ended June 30,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
Sales to the local civilian market                $  539,195     $1,205,687
Sales to the local military market                 1,130,164      1,496,634
Export military sales                              4,903,445      2,418,081


     Gross profit for the six months ended June 30, 2004 was $1,820,766 compared to $1,442,016 for the same period in 2003. This increase in gross profit is primarily attributable to the increase in export sales.

     Gross profit margin for the six months ended June 30, 2004 was 27.7% compared to 28.2% for the same period in 2003.

     Our cost of sales for the six months ended June 30, 2004 increased to $4,752,038 compared to $3,678,386 for the same the same period in 2003, due to the increase in overall sales.

     GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES. General and administrative expenses for six months ended June 30, 2004 were $683,589 compared to $694,053 for the same period in 2003, as a result of our recently implemented budget policy. Selling expenses for the six months ended June 30, 2004 were $391,356 compared to $382,271 for the same period in 2003.

     INCOME TAX EXPENSE. Our income tax expense for the six months ended June 30, 2004 was $283,701 as compared to $124,913 for the comparable period in 2003. Our effective tax rate was 38.2% in the 2004 period compared to 53.4% in 2003. This decrease in the effective tax rate was due to lower levels of non-deductible expenses for taxes.

     FINANCIAL EXPENSES. We had financial expenses, net of $62,795 for the six months ended June 30, 2004 as compared to financial expenses, net of $157,893 for the same period in 2003. The decrease is attributable to decrease in financing expenditures due to a decrease in prevailing interest rates in Israel.

     OTHER INCOME (EXPENSE), NET. We had other income, net for the six months ended June 30, 2004 of $58,907 as compared to $26,015 for the same period in 2003. The increase in other income, net is attributable to profits from our marketable securities.

     MINORITY INTEREST. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders' share of the profits or losses in such majority owned subsidiary. For the six months ended June 30, 2004, we recognized and recorded minority share in our profit of $25,898 compared to minority share in our profit of $7,184 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, we had $808,790 in cash and cash equivalents and our working capital was $4,120,531. Our current activities are financed by short and long-term bank loans offset by short-term deposits. Our decision to incur additional short-term debt was based on our consideration of the prevailing yields on our deposits, which are generally in foreign currency generated from receipts from overseas sales, compared to the cost of short-term loans.

     Net cash provided by operating activities was $243,183 for the six months ended June 30, 2004. This was primarily attributable to our net income of $432,334 and a $481,516 increase in other liabilities, prepaid payments by customers, accrued employees expenses, accrued taxes expenses and other accrued expenses, which was offset among other things by a $610,139 increase in trade accounts receivable, a $93,634 decrease in trade accounts payable and a $86,810 increase in inventory.

     The increase in accounts receivable at June 30, 2004 from December 31, 2003, was primarily the result of the increased level of export sales. The increase in inventory at June 30, 2004 compared to December 31, 2003 was also due to the increased level of sales and our forecast of future sales.

     Net cash used for investing activities was $96,291 for the six months ended June 30, 2004. During the six months ended June 30, 2004, $35,615 of net cash was provided from sales and purchases of marketable securities and $131,906 was used to purchase property, plant and equipment.

     Net cash used for financing activities was $19,809 for the six months ended June 30, 2004, compared to net cash provided by financing activities of $265,069 for the six months ended June 30, 2003. During the 2004 period we made $243,720 in payments on our long term debt that was substantially offset by net proceeds from short term debt and long term loans. In the 2003 period we incurred $339,171 in short term debt and made $74,102 payments on our long term debt.

     During the reminder of 2004 and 2005, we plan to increase our research and development efforts, primarily with respect to stab-resistant solutions, mine-protective shoes, floatable ballistic vests, ballistic protection based on ceramic glass, ballistic concrete reinforcement, and modified ballistic wall coverings. We estimate total research and development expenses for the reminder of 2004 will be approximately $250,000 and will increase to $350,000 in 2005. We plan to finance our future research and development through an equity offering or other financing. If we are unsuccessful in securing sufficient funds, we will fund our research and development from our working capital and cash flow, at a slower pace of development.

     We believe that we have sufficient funds to fund our operations during the remainder of 2004.

MARKET RISK

     At June 30, 2004 and December 31, 2003, we held cash and cash equivalents in the aggregate amount of $808,790 and $784,026, respectively. Most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these items.

     Our exposure from export sales are managed by the receipt of letters of credit or advance payments from our overseas customers or limited open accounts based on previous experience with a specific customer. The majority of our local sales are made to government institutions and private industry in Israel. Consequently, we believe the exposure to credit risks relating to trade receivables is limited.

     We perform ongoing credit evaluations of our customers and generally do not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.

FOREIGN CURRENCY EXCHANGE RISK

     We develop products in Israel and sell them in South America, Asia and several European countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

     Our foreign currency exposure with respect to our sales is mitigated, and we expect it will continue to be mitigated, through salaries, materials and support operations, in which part of these costs are denominated in NIS.

     During 2004, the NIS revalued approximately 9.4% against the U.S. dollar. Among the factors contributing to the revaluation are the low interest rate for US$ investments compared to the higher interest rate for NIS investments. The inflation in Israel was approximately 1.4% for the six month ended June 2004 compared to an annual deflation of 1.9% in 2003.

     Since most of our sales are quoted in U.S. dollars, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the U.S. dollar and other foreign currencies.

     We did not enter into any foreign exchange contracts in 2003 or the first six months of 2004.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations and commercial commitments as of June 30, 2004.


Contractual Obligations                                          Payments due by Period
------------------------------------    ---------------------------------------------------------------------
                                                                                                  more than 5
                                           Total    less than 1 year   2-3 years      4-5 years      years
                                        ----------     ----------     ----------     ----------    ----------
Long-term debt obligations              $1,120,424     $  413,030     $  529,250     $  178,144            --
Capital (finance) lease obligations             --             --             --             --            --
Operating lease obligations                127,400        116,600         10,800             --            --
Purchase obligations                            --             --             --             --            --
Other long-term liabilities
   reflected on the Company's
   balance sheet under  U.S. GAAP               --             --             --             --            --
                                        ----------     ----------     ----------     ----------    ----------
Total                                   $1,247,824     $  529,630     $  540,050     $  178,144            --


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "ANTICIPATE," "EXPECT," "INTEND," "PLAN," "BELIEVE," "SEEK," "OUTLOOK" AND "ESTIMATE" AS WELL AS SIMILAR WORDS AND PHRASES SIGNIFY FORWARD-LOOKING STATEMENTS. OUR FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE RESULTS AND CONDITIONS AND IMPORTANT FACTORS, RISKS AND UNCERTAINTIES MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OUR FORWARD-LOOKING STATEMENTS. THESE UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

o Our products are used in applications that are inherently risky and could give rise to product liability and other claims arising from the design, manufacture or sale of such goods. If we are found to be liable in such claim we may be required to pay substantial damages and our insurance costs may increase significantly. Moreover, our insurance coverage may not be sufficient to cover the payment of any potential claim. As a result of such claim, insurance coverage will may not be available for us. The inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers.

o Our failure or inability to comply with extensive government regulation to which we are subject could materially restrict our operations and subject us to substantial penalties.

o Our significant international operations subject us to financial and regulatory risks.

o Currency exchange rate fluctuations in the world markets in which we conduct business could have a material adverse effect on our business, results of operations and financial condition.

o Reduction in military budgets worldwide may cause a reduction in our revenues.

o Sales of our products are subject to governmental procurement procedures and practices; termination, reduction or modification of contracts with our customers, and especially with the government of Israel, or a substantial decrease in our customers' budgets may adversely affect on us.

o The loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

o Our markets are highly competitive. Inability to compete effectively will adversely affect us.

o Limited sources for some of our raw materials may significantly curtail our manufacturing operations.

o Our resources may be insufficient to manage the demands imposed by any future growth.

o Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.

o We may need to raise additional capital in the future, which may not be available to us.

o Conditions in Israel affect our operations and may limit our ability to produce and sell our products, which could decrease our revenues.

o    The economic conditions in Israel have not been stable in recent years.

o Some of our directors, officers and employees are obligated to perform annual military reserve duty in Israel. We cannot assess the potential impact of these obligations on our business.

o    Our shares of common stock are thinly traded.

o We are subject to the penny stock rules. These rules may adversely effect trading in our common shares.

o    We do not intend to pay dividends.

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls or other factors which could significantly affect internal controls subsequent to the date we carried out the evaluation.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.



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

(B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT:

     None


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DEFENSE INDUSTRIES INTERNATIONAL, INC.
                             (Registrant)

                             By: /S/ Joseph Postbinder
                             -------------------------
                             Joseph Postbinder
                             Chief Executive Officer


                             By: /S/ Tsippy Moldovan
                             -------------------------
                             Tsippy Moldovan
                             Chief Financial Officer

                                                                    EXHIBIT 31.1

                    CERTIFICATION PURSUANT TO SECTION 302(A)
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph Postbinder, certify that:

1. I have reviewed this quarterly report on 10-QSB of Defense Industries International, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

 (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date: August 12, 2004
_______________________*
Joseph Postbinder
Chief Executive Officer

* The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

                                                                    EXHIBIT 31.2

                    CERTIFICATION PURSUANT TO SECTION 302(A)
                      OF THE SARBANES-OXLEY ACT OF 2002 I,

I, Tsippy Moldovan, certify that:

1. I have reviewed this quarterly report on 10-QSB of Defense Industries International, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

 (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 12, 2004
_______________________*
Tsippy Moldovan
Chief Financial Officer

* The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

                                                                    EXHIBIT 99.3

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Postbinder, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

_______________________*
Joseph Postbinder
Chief Executive Officer
August 12, 2004

* The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.

                                                                    EXHIBIT 99.4

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Defense Industries International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tsippy Moldovan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

____________________*
Tsippy Moldovan
Chief Financial Officer
August 12, 2004

* The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.