Form 10QSB/A
period 2004-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2004-08-13
CIK 1069563

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


Date: August 13, 2004
_______________________*
Joseph Postbinder
Chief Executive Officer

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

Date: August 13, 2004
_______________________*
Tsippy Moldovan
Chief Financial Officer

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

_______________________*
Joseph Postbinder
Chief Executive Officer
August 13, 2004

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

____________________*
Tsippy Moldovan
Chief Financial Officer
August 13, 2004

* The originally executed copy of this Certification will be maintained at the Company's offices and will be made available for inspection upon request.