Form 10QSB/A
period 2004-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2004-08-13
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[_] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

Commission file number:  1-9009

                     Defense Industries International, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Nevada                                         84-1421483
         ------                                         ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


           Industrial Zone Erez, P.O. Box 779, Ashkelon 78101, Israel
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                              (011) 972-7-689-1611
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


        -----------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 12, 2004 the Issuer had 25,350,000 shares of Common Stock, $.0001 par value per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [X]


                                Explanatory Note

     This Amendment No. 2 to Form 10-QSB for the period ending June 30, 2004 is being filed to correct formatting problems which occurred in the Form 10-QSB and Amendment No. 1. For the convenience of the reader, the entire document is being refiled. In addition, the exhibits numbers of exhibits 99.3 and 99.4 have been changed to 32.1 and 32.2.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                         PAGE

PART I - FINANCIAL INFORMATION:

Item 1   Condensed Consolidated Balance Sheets as of June 30, 2004
         (Unaudited) and December 31, 2003                                                               1-2

         Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the
         Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)                                    3

         Condensed Consolidated Statements of Cash Flows
         For the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)                            4

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                5-7

Item 2   Management's Discussion and Analysis of Financial Condition and Results                          8
         of Operations

Item 3   Controls and Procedures                                                                         17

PART II - OTHER INFORMATION:

Item 4   Submission of Matters to a Vote of Shareholders                                                 17

Item 6   Exhibits and Reports on Form 8-K                                                                17

Signatures                                                                                               18


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

                             DEFENSE INDUSTRIES INTERNATIONAL, INC.
                             (Registrant)

                             /S/ Joseph Postbinder
                             -------------------------
                             Name: Joseph Postbinder
                             Chief Executive Officer


                             /S/ Tsippy Moldovan
                             -------------------------
                             Name: Tsippy Moldovan
                             Chief Financial Officer

Date: August 13, 2004.