Form 10QSB
period 2004-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2004-11-15
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

                               Yes [X]     No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 12, 2004 the Issuer had 25,350,000 shares of Common Stock, $.0001 par value per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                               PAGE
PART I - FINANCIAL INFORMATION:

Item 1.           Condensed Consolidated Balance Sheets as of September 30, 2004
                  (Unaudited) and December 31, 2003                                                             1-2

                  Condensed Consolidated Statements of Operations and Other
                  Comprehensive Income (Loss) for the Three and Nine Months
                  Ended September 30, 2004 and 2003 (Unaudited)                                                   3

                  Condensed Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 2004
                  and 2003 (Unaudited)                                                                            4

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                                                   5-8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                       9

Item 3.           Controls and Procedures                                                                        18

PART II - OTHER INFORMATION:

Item 4.           Submission of Matters to a Vote of Shareholders                                                18

Item 6.           Exhibits and Reports on Form 8-K                                                               19

Signatures                                                                                                       20


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                         PART I - FINANCIAL INFORMATION

     ITEM 1.


                                     ASSETS

                                                                 September
                                                                  30, 2004       December 31,
                                                                 (Unaudited)         2003
                                                                 ----------       ----------
 CURRENT ASSETS
 Cash and cash equivalents                                       $  581,861       $  784,026
 Trade accounts receivable, net of allowance for doubtful
 accounts of $89,084 and $68,345, respectively                    2,915,028        1,912,747
 Trade accounts receivable - related parties, net                   391,899          322,373
 Inventory                                                        2,324,532        2,115,825
 Investment in marketable securities                                697,949          704,046
 Deferred taxes                                                      47,969           45,353
 Other assets                                                       464,882          422,489
                                                                 ----------       ----------
       Total Current Assets                                       7,424,120        6,306,859
                                                                 ----------       ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                1,607,466        1,662,902
                                                                 ----------       ----------

OTHER ASSETS
 Deposits for the severance of employer-employee relations          431,590          437,963
 Deferred taxes, long-term                                           45,610          232,713
 Intangible assets                                                   32,630           41,105
                                                                 ----------       ----------
         Total Other Assets                                         509,830          711,781
                                                                 ----------       ----------

TOTAL ASSETS                                                     $9,541,416       $8,681,542
                                                                 ==========       ==========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                 September
                                                                                  30, 2004          December 31,
                                                                                (Unaudited)            2003
                                                                                 -----------        -----------
CURRENT LIABILITIES
 Trade accounts payable                                                          $   754,801        $   730,562
 Short-term debt                                                                     498,673            719,642
 Current portion of long-term debt                                                   414,400            489,524
 Accrued expenses                                                                    499,467            272,103
 Other liabilities                                                                   515,317            331,411
                                                                                 -----------        -----------
       Total Current Liabilities                                                   2,682,658          2,543,242
                                                                                 -----------        -----------

LONG-TERM LIABILITIES
 Long-term portion of debt                                                           803,572            728,678
 Provision for the severance of employer-employee relations                          299,641            290,573
 Minority interest                                                                   883,562            852,914
                                                                                 -----------        -----------
       Total long-term Liabilities                                                 1,986,775          1,872,165
                                                                                 -----------        -----------

 TOTAL LIABILITIES                                                                 4,669,433          4,415,407
                                                                                 -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 50,000,000 shares authorized, none
  issued and outstanding                                                                  --                 --
 Common stock, $.0001 par value, 250,000,000 shares authorized, 25,350,000
  issued and outstanding                                                               2,535              2,535
 Additional paid-in capital                                                        1,711,450          1,711,450
 Retained earnings                                                                 3,449,523          2,767,781
 Accumulated other comprehensive loss                                               (291,525)          (215,631)
                                                                                 -----------        -----------
       Total Shareholders' Equity                                                  4,871,983          4,266,135
                                                                                 -----------        -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 9,541,416        $ 8,681,542
                                                                                 ===========        ===========




    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                              For the          For the
                                                               Three            Three
                                                               Months           Months         For the Nine     For the Nine
                                                               Ended            Ended          Months Ended     Months Ended
                                                             September        September          September        September
                                                             30, 2004         30, 2003           30, 2004         30, 2003
                                                           ------------      ------------      ------------      ------------
NET REVENUES                                               $  3,181,111      $  1,960,300      $  9,753,915      $  7,080,702
COST OF SALES                                                 2,027,699         1,464,340         6,779,737         5,142,726
                                                           ------------      ------------      ------------      ------------
GROSS PROFIT                                                  1,153,412           495,960         2,974,178         1,937,976
                                                           ------------      ------------      ------------      ------------

OPERATING EXPENSES
Selling                                                         222,231           210,417           613,587           592,688
General and administrative                                      367,941           335,160         1,051,530         1,029,214
                                                           ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                                        590,172           545,577         1,665,117         1,621,902
                                                           ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                                          563,240           (49,617)        1,309,061           316,074
                                                           ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
Financial (expense), net                                        (47,787)          (42,699)         (110,582)         (200,592)
Other income (expense) - net                                    (39,947)           71,275            18,960            97,290
                                                           ------------      ------------      ------------      ------------
Total Other Income (Expense)                                    (87,734)           28,576           (91,622)         (103,302)
                                                           ------------      ------------      ------------      ------------
    INCOME (EXPENSE) BEFORE INCOME TAXES                        475,506           (21,041)        1,217,439           212,772
Less:  Income tax expense (benefit)                             212,583           (59,827)          496,284            65,086
                                                           ------------      ------------      ------------      ------------
    INCOME BEFORE MINORITY INTEREST                             262,923            38,786           721,155           147,686
Minority interest (income) loss                                 (13,515)            2,102           (39,413)           (5,082)
                                                           ------------      ------------      ------------      ------------
NET INCOME                                                 $    249,408      $     40,888      $    681,742      $    142,604
                                                           ============      ============      ============      ============

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss), net of
minority interest portion                                         6,275            83,692           (82,618)          193,239
Unrealized gain (loss) on available-for-sale securities               -          (109,730)                -             5,128
                                                           ------------      ------------      ------------      ------------
Other comprehensive income (loss) before tax                      6,275           (26,038)          (82,618)          198,367
Income tax (expense) benefit related to items of other
comprehensive income                                             (2,196)            9,374            28,916           (71,412)
                                                           ------------      ------------      ------------      ------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX               4,079           (16,664)          (53,702)          126,955
                                                           ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME                                       $    253,487      $     24,224      $    628,040      $    269,559
                                                           ============      ============      ============      ============

Net income per share - basic and diluted                   $       0.01      $          -      $       0.03      $       0.01
                                                           ============      ============      ============      ============

Weighted average number of shares outstanding during
the period - basic and diluted                               25,350,000        25,350,000        25,350,000        25,350,000
                                                           ============      ============      ============      ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)



                                                                   For The Nine     For The Nine
                                                                   Months Ended     Months Ended
                                                                   September 30,    September 30,
                                                                       2004             2003
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                      $   681,742      $   142,604
   Adjustments to reconcile net income to net cash provided by used in operating activities:
   Depreciation and amortization                                       211,125          222,187
   Provision for doubtful accounts                                      13,470            7,064
   Net realized and unrealized gain on marketable securities           (17,950)         (97,290)
   Decrease (increase) in deferred taxes                               184,487          (11,240)
   Gain on sale of property, plant and equipment                        (1,109)             ---
   Stock issued for services                                               ---           43,000
   Minority interest in income of subsidiary                            39,413            5,082
CHANGES IN OPERATING ASSESTS AND LIABILITIES:
   Decrease (increase) in deposits for employee severance                6,373          (48,578)
   Increase in trade accounts receivable                            (1,085,278)        (201,870)
   Increase in other assets                                            (42,393)        (117,697)
   Increase in inventory                                              (208,707)        (759,943)
   Decrease in trade accounts payable                                   24,241          106,170
   Increase in accrued expenses                                        227,364            3,352
   Increase (decrease) in other liabilities                            183,906          (88,740)
   Increase (decrease) in provision for the severance of
   employer-employee relations                                           9,068          (21,353)
                                                                   -----------      -----------
         Net Cash Provided By (Used In) Operating Activities           225,752         (817,252)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                         (161,077)         (66,128)
   Proceeds from sale of marketable securities                         201,948          781,685
   Proceeds from sale of property, plant and equipment                   1,109              ---
   Purchases of marketable securities                                 (194,086)        (759,366)
   Funds advanced on behalf of shareholder                                 ---          380,986
                                                                   -----------      -----------
         Net Cash (Used In) Provided By Investing Activities          (152,106)         337,177
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term debt, net                                               (220,969)         252,335
   Payments on long-term debt                                         (373,821)        (268,489)
   Proceeds from long term loans                                       401,598              ---
                                                                   -----------      -----------
         Net Cash Used In Financing Activities                        (193,192)         (16,154)
                                                                   -----------      -----------

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH                            (82,619)         138,937
                                                                   -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (202,165)        (357,292)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        784,026          831,820
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $   581,861      $   474,528
                                                                   ===========      ===========

INTEREST PAID                                                      $    97,039      $   147,308
                                                                   ===========      ===========
TAXES PAID                                                         $   137,781      $   112,895
                                                                   ===========      ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

     (E)  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)


     (F)  RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the consolidated financial statements.

NOTE 2 INVENTORY

     Inventory consisted of the following:

                     September      December
                     30,2004        31, 2003
                    ----------     ----------
Raw materials       $1,447,014     $1,175,453
Work in process        638,614        796,100
Finished goods         238,904        144,272
                    ----------     ----------
                    $2,324,532     $2,115,825
                    ==========     ==========

NOTE 3 LONG-TERM LOANS

     On May 31, 2004, the Company executed two promissory notes with a financial institution, each for $88,948 for aggregate proceeds of $177,896. Payments on the notes are due monthly through January 2009. Interest on the notes is also due monthly and accrues at LIBOR plus 1.2%. As of September 30, 2004, the balance of the notes was $171,271 of which $33,199 was short-term.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)


     On August 6, 2004, the Company executed another promissory note with a financial institution for aggregate proceeds of $223,110. Payments on the note are due monthly through September 2009. Interest on the note is also due monthly and accrues at LIBOR plus 1.25%. As of September 30, 2004, the balance of the note was $220,023 of which $48,727 was short-term.

NOTE 4 SEGMENT INFORMATION AND CONCENTRATIONS

     The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

     (A)  SALES AND INCOME FROM OPERATIONS:

                               Civilian      Military       Military
                                Local         Local         Export       Consolidated
                             ----------     ----------     ----------     ----------
September 30, 2004
 Net sales                   $1,194,140     $1,489,255     $7,070,520     $9,753,915
 Income from  operations        176,851        277,123        855,087      1,309,061
September 30, 2003
 Net sales                   $1,923,639     $2,155,768     $3,001,295     $7,080,702
 Income from  operations         73,140         89,664        153,270        316,074



     (B)  SINGLE CUSTOMERS EXCEEDING 10% OF SALES:


                                For the Nine   For the Nine
                                Months Ended   Months Ended
                                September 30,  September 30,
                                    2004           2003
                                 ----------     ----------
Sales
Customer A (Military Local)      $      ---     $1,484,357
Customer B (Military Export)     $3,973,159     $      ---


NOTE 5 COMMITMENTS AND CONTINGENCIES

     As part of its current plans for the West Bank, the Israeli Government has determined to remove Israeli residents from the Erez Industrial Zone, where one of the Company's subsidiaries is currently located. The Company intends to move the operations of its subsidiary to a local governmental recognized development zone. Companies located in development zones are entitled to significant governmental benefits.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

     The Company is currently negotiating a lease of approximately 15,000 square foot space in an industrial building in Shderot, a local governmental recognized development zone, which is owned by Mr. Fostbinder, the Company's Chief Executive Officer and Chairmen of its board of directors. In the event the Company enters into such a lease, this space will accommodate part of the operations of the subsidiary currently located in the Erez Industrial Zone, and the remainder of its operations will be relocated to the Company's facilities in the Nazareth Elite industrial area, in accordance with a sub lease agreement with one of the Company's subsidiaries.

     The cost of relocating these operations is indeterminable at this time. The Company does not believe the relocation will materially impact its consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS O F FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     REVENUES AND REVENUE RECOGNITION. Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, we have not established a reserve at September 30, 2004. If we change any of our assumptions with regard to our recognition of revenues under the completed contract method of revenue recognition, or if there is a change with respect to warranties expenses, our financial position and results of operations may change materially.

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

OTHER MATERIAL CONSIDERATIONS

     As part of its current plans for the West Bank, the Israeli Government has determined to remove Israeli residents from the Erez Industrial Zone, where one of our subsidiaries is currently located. We intend to move the operations of our subsidiary to a local governmental recognized development zone. Companies located in development zones are entitled to significant governmental benefits.

     We are currently negotiating a lease of approximatley 15,000 square foot space in an industrial building in Shderot, a local governmental recognized development zone, which is owned by Mr. Fostbinder, our Chief Executive Officer and Chairmen of the board of directors. In the event we enter such a lease, this space will accommodate part of the operations of our subsidiary currently located in the Erez Industrial Zone, and the remainder of its operations will be relocated to our facilities in the Nazareth Elite industrial area, in accordance with a sub lease agreement with one of our other subsidiaries.

     We, together with the majority of the businesses located in Erez Industrial Zone, have agreed to engage a leading local law firm to negotiate the terms of our compensation with the Israeli Government. We believe that at the minimum we will be compensated for the actual expenses incurred in connection with the subsidiary relocation.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

RESULTS OF OPERATIONS

     NET REVENUES AND GROSS PROFIT MARGIN. Net Revenues for the three months ended September 30, 2004 increased to $3,181,111 from $1,960,300 in the same period in 2003, an increase of 62.3%. This increase was due to increased export military sales including, sales of our recently introduced new products: ballistic plates, blankets and lightweight vehicle armor kits. This increase in net revenues was partially offset by the continued weakness in sales to the local market.

     The following table sets forth the breakdown of sales by segment for the three months ended September 30, 2004 and 2003.

                                     Three Months Ended September 30,
                                     --------------------------------
                                          2004           2003
                                       ----------     ----------
Sales to the local civilian market     $  654,945     $  717,952
Sales to the local military market        359,091        659,134
Export military sales                   2,167,075        583,214
                                       ----------     ----------
                        Total          $3,181,111     $1,960,300


     The trend of increased export sales is expected to continue into the fourth quarter. This expectation is based, among other things, on the fact that we have broaden our export customers basis.

     We anticipate that our total sales in the fourth quarter will exceed our sales results in the same period in 2003.

     Gross profit for the three months ended September 30, 2004 was $1,153,412 compared to $495,960 for the same period in 2003. This increase in gross profit is primarily attributable to the increase in overall sales.

     Our gross profit margin for the three months ended September 30, 2004 was 36.3% compared to 25.3% for the same period in 2003. This increase is attributable to the increase in overseas sales which in this quarter were characterized by higher margins compared to the margins obtained on local sales. The relatively high margins were offset by: (i) the approximately 6% increase in the ratio between the Euro (which is the currency used for the majority of our raw material purchases) and the U.S. dollar (which is the principal currency for our sales); and (ii) the increased local competition arising from the decrease in the local market size. We do not anticipate any major change to our gross margin percentage during the remainder of 2004.

     Our cost of sales for the three months ended September 30, 2004 was $2,027,699 compared to $1,464,340 for the same the same period in 2003. This increase is a result of the increase in sales.

     GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES. General and administrative expenses for three months ended September 30, 2004 increased slightly to $367,941 from $335,160 for the same period in 2003. Selling expenses for the three months ended September 30, 2004 were $222,231 compared to $210,417 for the same period in 2003. This increase is primarily due to payment of a higher rate of commissions on export sales transactions. We anticipate no material change in our general and administrative expenses, and a moderate increase in our selling expenses in the fourth quarter.

     INCOME TAX EXPENSE. Our income tax expense for the three months ended September 30, 2004 was $212,583 as compared to a tax benefit of $59,827 for the comparable period in 2003. Our effective tax rate was 44.7% in the 2004 period.

     FINANCIAL EXPENSES. We had financial expenses, net of $47,787 for the three month ended September 30, 2004 as compared to $42,699 for the same period in 2003. The increase is attributable to a change in the US currency exchange rate which resulted in a decrease of our income from foreign currency deposits.

     OTHER INCOME (EXPENSE), NET. We had other expenses, net for the three months ended September 30, 2004 of $39,947 as compared to other income of $71,275 for the same period in 2003. The decrease in other income, net is attributable to losses from our marketable securities.

     MINORITY INTEREST. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders' share of the profits or losses in such majority owned subsidiary. For the three months ended September 30, 2004, we recognized and recorded minority share in our profit of $13,515 compared to minority share in our loss of $2,102 for the same period in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

RESULTS OF OPERATIONS

     NET REVENUES AND GROSS PROFIT MARGIN. Net Revenues for the nine months ended September 30, 2004 increased to $9,753,915 from $7,080,702 in the same period in 2003, an increase of 37.8%. This increase was due to increased export military sales including, sales of our recently introduced new products: ballistic plates, blankets and lightweight vehicle armor kits. This increase in net revenues was partially offset by the continued weakness in sales to the local market.

     The following table sets forth the breakdown of sales by market for the nine months ended September 30, 2004 and 2003.



                                     Nine Months Ended September30,
                                     ------------------------------
                                          2004           2003
                                       ----------     ----------
Sales to the local civilian market     $1,194,140     $1,923,639
Sales to the local military market      1,489,255      2,155,768
Export military sales                   7,070,520      3,001,295
                                       ----------     ----------
                        Total          $9,753,915     $7,080,702


     Gross profit for the nine months ended September 30, 2004 was $2,974,178 compared to $1,937,976 for the same period in 2003. This increase in gross profit is primarily attributable to the increase in overall sales.

     Gross profit margin for the nine months ended September 30, 2004 was 30.5% compared to 27.4% for the same period in 2003.

     Our cost of sales for the nine months ended September 30, 2004 increased to $6,779,737 compared to $5,142,726 for the same the same period in 2003, due to the increase in overall sales .

     GENERAL AND ADMINISTRATIVE EXPENSES AND SELLING EXPENSES. General and administrative expenses for nine months ended September 30, 2004 were $1,051,530 compared to $1,029,214 for the same period in 2003. This slight increase is a result of the growth in our activities. Selling expenses for the nine months ended September 30, 2004 were $613,587 compared to $592,688 for the same period in 2003.

     INCOME TAX EXPENSE. Our income tax expense for the nine months ended September 30, 2004 was $496,284 as compared to $65,086 for the comparable period in 2003. Our effective tax rate was 40.8% in the 2004 period compared to 30.6% in 2003. This increase in the effective tax rate was attributable to tax imposed on our company due to cancellation of a tax benefit accrued in the previous year ($49,951).

     FINANCIAL EXPENSES. We had financial expenses, net of $110,582 for the nine month ended September 30, 2004 as compared to financial expenses, net of $200,592 for the same period in 2003. The decrease is attributable to a decrease in prevailing interest rates in Israel and to the reduction in our bank liabilities.

     OTHER INCOME (EXPENSE), NET. We had other income, net for the nine months ended September 30, 2004 of $18,960 as compared to $97,290 for the same period in 2003. The decrease in other income, net is attributable to the decrease in profits from our marketable securities.

     MINORITY INTEREST. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders' share of the profits or losses in such majority owned subsidiary. For the nine months ended September 30, 2004, we recognized and recorded a minority share in our profit of $39,413 compared to minority share in our profit of $5,082 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, we had $581,861 in cash and cash equivalents and our working capital was $4,741,462. Our current activities are financed by short and long-term bank loans offset by short-term deposits. Our decision to incur additional short-term debt was based on our consideration of the prevailing yields on our deposits, which are generally in foreign currency generated from receipts from overseas sales, compared to the cost of short-term loans.

     Net cash provided by operating activities was $225,752 for the nine months ended September 30, 2004. This was primarily attributable to our net income of $681,742 and a $411,270 increase in other liabilities, non-cash activities of $395,612, prepaid payments by customers, accrued employees expenses, accrued taxes expenses and other accrued expenses, which was offset by among other things by a $1,085,278 increase in trade accounts receivable, a $24,241 decrease in trade accounts payable and a $208,707 increase in inventory.

     The increase in accounts receivable at September 30, 2004 from December 31, 2003, was primarily the result of increased level of export sales. The increase in inventory at September 30, 2004 compared to December 31, 2003 was also due to the increased level of sales and our forecast of future sales.

     Net cash used for investing activities was $152,106 for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, $7,862 of net cash was provided from sales and purchase of marketable securities and $161,077 was used to purchase property, plant and equipment.

     Net cash used for financing activities was $193,192 for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we increased our long term debt by $27,777, net.

     During the remander of 2004 and into 2005, we plan to increase our research and development efforts, primarily with respect to stab-resistant solutions, mine-protective shoes, floatable ballistic vests, ballistic protection based on ceramic glass, ballistic concrete reinforcement, and modified ballistic wall coverings. We estimate total research and development expenses for the reminder of 2004 will be approximately $50,000 and will increase to $350,000 in 2005. We plan to finance our future research and development through an equity offering or other financing. If we are unsuccessful in securing sufficient funds, we will fund our research and development in 2005 at a slower pace of development, from our working capital and cash flow.

     We believe that our existing capital resources are sufficient to fund our operations through 2005.

NEW ACCOUNTING PRONOUNCEMENT

     In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. We have not yet completed our evaluation of SAB 105, but do not anticipate a material impact on the consolidated financial statements.

MARKET RISK

     At September 30, 2004 and December 31, 2003, we held cash and cash equivalents in the aggregate amount of $581,861 and $784,026, respectively. Most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these items.

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

     During 2004, the NIS devaluated approximately 2.35% against the U.S. dollar. Among the factors contributing to the devaluation are the low interest rate for US investments compared to the higher interest rate for Israeli investments. The inflation in Israel was approximately 1.19% for the nine months ended September 30, 2004 compared to an annual deflation of 1.9% in 2003.

     Since most of our sales are quoted in U.S. dollars, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the U.S. dollar and other foreign currencies.

     We did not enter into any foreign exchange contracts in 2003 or the first nine months of 2004.

     CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations and commercial commitments as of September 30, 2004.


Contractual Obligations                                                Payments due by Period
-----------------------                                                ----------------------
                                          Total    less than 1 year   2 -3 years     4 -5 years  more than 5 years
                                        ----------     ----------     ----------     ----------     ----------
Long-term debt obligations              $1,217,973     $  414,400     $  564,064     $  234,231     $    5,278
Capital (finance) lease obligations             --             --             --             --             --
Operating lease obligations                 98,275         92,875          5,400             --             --
Purchase obligations                            --             --             --             --             --
Other long-term liabilities
   reflected on the Company's
   balance sheet under  U.S. GAAP               --             --             --             --             --
                                        ----------     ----------     ----------     ----------     ----------
Total                                   $1,316,248     $  507,275     $  569,464     $  234,231     $    5,278


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

                                         DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                         (Registrant)


                                         /S/ Joseph Postbinder
                                         -----------------------
                                         Name: Joseph Postbinder
                                         Chief Executive Officer


                                         /S/ Tsippy Moldovan
                                         -----------------------
                                         Name: Tsippy Moldovan
                                         Chief Financial Officer

Date: November 15, 2004