Form 10KSB
period 2004-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2005-04-15
CIK 1069563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2004

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________________ to ________________

                        COMMISSION FILE NUMBER 000-30105

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

                    Nevada                                               84-1421483
(State or other Jurisdiction of Incorporation)              (I.R.S. Employer Identification No.)


               8 Brisel Street
            Industrial Zone Sderot,
                    Israel                                                 87711
   (Address of Principal Executive Offices)                              (Zip Code)

                              (011) 972-7-689-1611
                (Issuer's Telephone Number, Including Area Code)

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

                               Yes [X]     No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     Issuer's revenue for its most recent fiscal year: $12,036,404

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such stock as reported by OTC.BB on April 14, 2005 $4,800,195.

     As of March 23, 2005 the Registrant had 25,350,000 shares of Common Stock, par value 0.0001 outstanding.

     Transitional Small Business Disclosure Format

                               Yes [_]     No [X]

                     Defense Industries International, Inc.
                                   FORM 10-KSB
                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I                                                                                                         1
       Item 1.      Description of Business                                                                    1
       Item 2.      Description of Properties                                                                 22
       Item 3.      Legal Proceedings                                                                         23
       Item 4.      Submission of Matters to a Vote of Security Holders                                       23
       Item 5.      Market for Company's Common Equity and Related Stockholder Matters                        23
       Item 6.      Management's Discussion and Analysis of Financial Condition and Results of Operations     25
       Item 7.      Financial Statements                                                                      30
       Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      31
       Item 8A.     Controls and Procedures                                                                   31
       Item 8B.     Other Information                                                                         31
PART II                                                                                                       31
       Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                    Section 16(A) of the Exchange Act                                                         32
       Item 10.     Executive Compensation                                                                    34
       Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters                                                                       35
       Item 12.     Certain Relationships and Related Transactions                                            36
       Item 13.     Exhibits                                                                                  36
       Item 14.     Principal Accounting Fees and Services                                                    37
SIGNATURES                                                                                                    39

                                     PART I

     This Annual Report on Form 10-KSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

     We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factor section which appears in Item 1-Business.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     We are a manufacturer and global provider of personal military and civilian protective equipment and supplies. Our products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world.

     Our main products include body armor, bomb disposal suits, bullet proof vests and jackets, ballistic wall coverings, bullet proof ceramic and polyethylene panels, V.I.P. car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products, tents and other camping and travel gear.

     From time to time we have provided bulletproof vests developed by us to laboratories in the United States for testing, and following the tests, the products were deemed to have met the American National Institute of Justice
(NIJ) standards. The American NIJ standards are the accepted standards worldwide for bulletproof vests and compliance with these standards has enabled us to enter into the North American market as well as other new markets for our bulletproof vests. Similarly, we have submitted our ballistic ceramic plates for testing by German laboratories and following the tests, the products were deemed to have met the German qualification standard. Obtaining this standard has enabled us to enter the German and other European markets for these products.

     During 2004, we redesigned our website and established a new domain, www.defense-industries.com. The information on our website is not incorporated by reference into this annual report.

     We also established our position as a provider of vehicle armor kits for the U.S. and Israeli markets.

COMPANY HISTORY

     Our predecessor was incorporated in the State of Utah on July 9, 1997 as Pawnbrokers Exchange, Inc., or Pawnbrokers Exchange. On May 8, 2001, Pawnbrokers Exchange formed a wholly owned subsidiary, Pawnbrokers Exchange No. One, Inc., a Utah corporation, or Pawnbrokers No. One, and pursuant to a distribution agreement, on May 30, 2001, transferred all of its properties, assets and business operations, subject to liabilities, to this subsidiary.

     On March 25, 2002, Pawnbrokers Exchange, Export Erez USA, Inc., a Delaware corporation, or Export Erez, and all of the stockholders of Export Erez entered into a share exchange agreement pursuant to which Pawnbrokers Exchange acquired 100% of the outstanding securities of Export Erez, and the stockholders of Export Erez became the controlling stockholders of Pawnbrokers Exchange, acquiring approximately 84% of its outstanding voting securities. In connection with the share exchange, Pawnbrokers Exchange declared an 8 for 1 dividend on its outstanding securities that required a mandatory exchange of stock certificates by the holders in order to receive the dividend.

     Following the closing of the share exchange, and in consideration of the assumption and indemnification of Pawnbrokers Exchange and Export Erez from and against any and all liabilities, Michael Vardakis, the then president of Pawnbrokers Exchange, received all of the outstanding securities of Pawnbrokers No. One and Pawnbrokers Exchange continued the business of Export Erez.

     On July 8, 2002, Pawnbrokers Exchange changed its corporate domicile from the State of Utah to the State of Nevada, through a merger with its wholly owned subsidiary, Defense Industries International, Inc., or Defense Industries , a Nevada corporation organized on July 1, 2002. As part of the reincorporation, Pawnbrokers Exchange changed its name to Defense Industries. Each issued and outstanding share of Pawnbrokers Exchange capital stock was converted into and exchanged for one share of Defense Industries common stock. Defense Industries is authorized to issue 250,000,000 shares of $.0001 par value common stock and 50,000,000 shares of $.0001 par value preferred stock.

ORGANIZATION

     We are a holding company whose subsidiaries include Export Erez USA, Inc., or Export Erez, and Rizzo Inc. Export Erez is a holding company whose subsidiaries include Export Erez, Ltd., a wholly owned subsidiary, Mayotex, Ltd., or Mayotex, a wholly owned subsidiary , Dragonwear Trading Ltd., or Dragonwear, a wholly owned subsidiary and Achidatex Nazareth Elite (1977) Ltd., or Achidatex, a majority owned subsidiary.

     Export Erez Ltd. was incorporated in Israel on January 23, 1983 under the name R.T.V. Ltd., and changed its name to Export Erez Ltd. on April 25, 1987. Export Erez Ltd. is principally engaged in the design, production and marketing of personal military and civilian protective equipment and supplies such as body armor, bomb disposal suits, bulletproof vests, and associated heavy fabric products, such as battle pouches and combat harness units, tents and other camping equipment.

     Mayotex Ltd. was incorporated in Israel on March 7, 1990. Mayotex is engaged in weaving, processing, dyeing, cutting and sewing of fabric to make the heavy-duty and bulletproof fabrics used by Export Erez Ltd. in manufacturing its finished products and goods, and in VIP car armoring and lightweight vehicle armor kits production.

     Dragonwear Trading Ltd. was incorporated in Cyprus in October 2000 and is engaged in trading textile products.

     Achidatex Nazareth Elite (1977) Ltd. was incorporated in Israel on August 2, 1977 as a limited liability company under the Israeli Companies Ordinance. Export Erez acquired 76% of Achidatex shares on June 18, 2001, from Mr. Avraham Hatzor, Mr. Fredy Davidovitz and Mr. Shmuel Davidovitz, which individuals retain 24% of the outstanding Achidatex shares. Achidatex is a leading manufacturer of ballistic shields, long term storage systems, liquid logistic products, combat flak jackets, tents and other personal military and civilian protective equipment and supplies.

     On February 28, 2005, we acquired all of the outstanding shares of Rizzo Inc. a California corporation, a company incorporated under the laws of California, and doing business under the name Owen Mills Company. Owen Mills specializes in military and industrial sewing of marine and ballistic fabric products. The acquisition of Owen Mills provides us with the ability to manufacture many of our products in the U.S.

STRATEGY

     Our strategy is to capitalize on our significant research and development capabilities and the strength of our brand identity and achieve greater economies of scale. Due to ever-present international tensions we believe that the demand for our products will continue to grow. We expect to address this growth by offering a comprehensive array of high quality branded security products to meet the needs of our customers around the world. We intend to enhance our leadership position in the industry through additional strategic acquisitions and by creating a broad portfolio of products and services to satisfy all of our customers' increasingly complex security products needs. The following elements define our growth strategy.

     o CAPITALIZE ON EXPOSURE TO MILITARY PROBLEMS. We believe that the events of September 11, 2001, the subsequent "War on Terrorism," the continuing conflict in Iraq, the increasing likelihood of military conflicts abroad, and recent events where lives have been saved due to the performance of armor systems, are all likely to result in additional interest in our products.

     o EXPAND DISTRIBUTION, NETWORKS AND PRODUCT OFFERINGS. We expect to continue to leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of niche defensive security products manufacturers and by investing in the development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

     o PURSUE STRATEGIC ACQUISITIONS. In addition to our recent acquisition of Owen Mills, we intend to continue selectively pursue strategic acquisitions that complement and/or expand our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

PRODUCTS

     We target our product to four principal markets: the international military and defense market, the civilian market, the industrial market and to animal owners.

     Our military products include body armor, bulletproof and stab-resistant clothing, combat vests, bomb disposal suits, battle pouch and combat harness units, flak jackets, ballistic helmets, dust protectors, padded coats, sleeping bags, weapons straps and belts, dry storage systems, liquid logistics products, ceramic and UHMW polyethylene ballistic plates, ballistic wall coverings, tents, vehicle covers and lightweight vehicle armor kits. Products currently under development include, sophisticated stab-resistant solutions, lighter polyethylene ballistic plates and new lightweight vehicle armor kits.

     Our second product group is intended for the civilian market, including law enforcement, border patrol enforcement, prison forces, special security forces, corporations, non-governmental organizations and individuals worldwide. Our civilian market products include adaptations of our military products, heavy-duty clothing and other types of sporting and camping equipment and clothing including, tents and sleeping bags. This product group includes armor for VIP luxury cars.

     Our industrial market products include special industrial fabrics and cloth tapes. We also offer products that are intended for sale to animal owners, that include dog collars, leashes, equestrian equipment and protective equipment.




     The following table details our current product line and target markets:


         PRODUCT DESCRIPTION                              TARGET MARKETS                   GEOGRAPHICAL MARKET
         -------------------                              --------------                   -------------------
Dust protectors and various covers                        Military                         International
Padded coats                                              Military, civilian               International
Protective vests and flak jackets                         Military, civilian               International
Cooling jackets                                           Military                         International
Overalls                                                  Military                         International
Vests                                                     Military, civilian               International


         PRODUCT DESCRIPTION                              TARGET MARKETS                   GEOGRAPHICAL MARKET
         -------------------                              --------------                   -------------------

Sleeping bags                                             Military, civilian               International
Carriers for grenade launchers                            Military                         International
Bags and totes                                            Military                         International
Tents                                                     Military, civilian               International
Camp beds                                                 Military, civilian               International
Collapsible storage containers                            Military, civilian               International
Evacuation stretchers                                     Military, civilian               International
Personal belts and weapon straps                          Military                         International
Woven fabrics:  canvas, corduroy, nylon, aramid           Military, civilian, industrial   International
Ballistic wall coverings                                  Military, civilian, industrial   International
Ballistic plates and panels                               Military, civilian               International
Car armor                                                 Civilian                         Israel
Lightweight vehicle armor kits                            Military, civilian               International
Range of woven tapes                                      Military, civilian, industrial   International
Bags for horseback riders                                 Civilian                         International
Horse blankets and saddles                                Civilian                         International
Collars, harnesses and leads                              Civilian                         International
Protective vests for horseback riders                     Civilian                         International
Leg protectors                                            Civilian                         International
Long term storage systems                                 Military, industrial             International
Regular/digital colored printed truck coveringS           Civilian                         International


     We continue to improve our existing products and to develop new products for the military and the civilian markets, including mine protective shoes, stab-resistant solutions, floatable ballistic vest, improved armored car blast protection materials, ballistic concrete reinforcement and modified ballistic wall coverings. We are also developing a new generation of complex products for protective vests used by security forces and armies all over the world.

PRODUCT QUALITY

     We have established a reputation for producing premium quality products that represent the cutting-edge in design and technological development. Through on going research and development efforts we believe that we are setting the standards for personal defense related products. Our manufacturing facilities meet American EQNET and the International ISO 9001; the United States Armed Forces MIL-STD-105D and MIL-I-45208A standards; the German Armed Forces and NATO AQAP standards; and the NIJ standards, NIJ 0101.03 and NIJ 0101.04, for "Ballistic Resistance of Personal Body Armor" that are accepted worldwide

PRODUCTION

     We develop, manufacture and assemble our own products in Israel and the United States. Our production facilities in Israel are located in Erez Industrial Zone, Sderot, Nazareth, and Ashdod. Our production facility in the United States is located in Van Nuys, California. We believe that we distinguish ourselves from our competition by our ability to manufacture the various components of our products and by the fact that we generally do not rely on other manufacturers. Our production process begins with the manufacture of fabrics and other basic components of our products and ends with quality control inspections of completed goods and products.

         During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of our operations were located. We own facilities, lease other facilities and maintain equipment and inventory within this area. The Israeli Government's initial decision to evacuate the Gaza Strip was backed by resolutions to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. While the Israeli Government has not yet decided on the date of the evacuation, there is no doubt that it will evacuate the area, or that it will come to an agreement with the business and property owners for their compensation. The compensation is mentioned in the "Evacuation Law" resolution that was adopted by the Israeli Parliament, however, the amount of the compensation will be negotiable.

     During the last half of 2004, we prepared for the eventual evacuation by merging existing production facilities. We moved a "light cut and sew" operation from the Erez Industrial Zone to Sderot as well as some of our webbing equipment to Nazareth. The Erez Industrial Zone activity will continue in operation and inventories will continue to be maintained there until the evacuation occurs.

     Due to the Company's anticipation that it will be reimbursed for all costs related to the evacuation of the Erez Industrial Zone and the fact that the facility is still operating and the equipment will be relocated, no impairment or accrued liabilities have been recorded at December 31, 2004.

     Our production facilities have the capability of independently weaving, cutting, sewing, gluing, welding and assembling products and integrating systems. If workloads require, we use the services of sub-contractors, mainly for obtaining raw materials and sewing. We use sub-contractors for metal work, cloth coating work, dyeing and finishing, and digital printing.

     In connection with our production activities, we have established five principal departments: research and development, technical design, mechanics processing, product assembly and quality control.

TRANSPORTATION AND DISTRIBUTION

     Our manufacturing plants are located in Israel and in the State of California. Israel's marine transportation routes are well-developed, accordingly, we have no logistic difficulty in distributing our products and in most cases our products reach their destination within two to three weeks, depending on the arrangements with the customer. Products for export are shipped as F.O.B. or C.I.F. Consignments are sent by sea or air, depending on the nature of the order and the urgency of supply.

     To date, our U.S. facility only serves U.S. based customers and we have no difficulties in distributing our products inside the U.S.

COMPETITION

     The ballistic-resistant and body armor industry is highly competitive and fragmented throughout the world. In the United States the great majority of manufacturers are privately held companies, ranging from small limited product companies to large multinational corporations. We estimate that there are approximately twenty U.S.-based companies that compete in the body armor industry. The principal elements of competition are performance, price, innovative design, and quality. Name recognition and reputation are highly important in each country where products are sold. We believe that our products are highly competitive and well regarded, evidenced by our ability to sell to customers such as the United States Military, Israeli Defense Forces, NATO and many foreign governments. We also believe that we distinguish ourselves from our competition by (i) our ability to manufacture the various components of our products, (ii) the fact that we generally do not rely on other manufacturers and
(iii) the diversification and range of our product lines.

     Barriers to entry for new companies entering the body armor industry are low, consequently, creating fierce competition. We believe that establishing a good reputation significantly enhances the competitive position of the industry's long-standing manufacturers. However, name and product reputation take many years to develop. In the U.S. civilian market, (law enforcement, border patrol forces, prison forces and specialty forces) our products are less known than that of our competitors. We intend to use our highly regarded reputation in the international markets coupled with the reputation and the US manufacturing facilities of our recently acquired U.S.- based subsidiary, Owen Mills, to expand our U.S. presence and to achieve greater market penetration.

     Although industry statistics are difficult to quantify, we believe that the number of active police officers has increased significantly in the past few years. In 2004, there were more than 800,000 law enforcement personnel and over 20,000 law enforcement agencies in the United States. We expect that governmental reaction to terrorist attacks will increase the market for our products. The United States has established the Office of Homeland Security that is developing a homeland security infrastructure and is devoting significant resources to this effort.

     Our proprietary products such as dry storage systems, ballistic wall coverings and liquid logistic products encounter significantly less competition than the traditional body armor product line.

     A rising prison population has increased the demand for law enforcement security products. Companies must provide competitively priced and highly flexible protective equipment to compete in this arena. In a prison environment an additional required feature for protective equipment is that it be stab resistant. We believe that our newly developed stab-resistant fabrics will facilitate our penetration of this market in 2005, with our stab-resistant solutions and bulletproof clothing.

     In the civilian market, we are aware of approximately twenty major companies manufacturing similar products worldwide. A number of major manufacturers with greater resources than ours compete for the same market. In 2005, we intend to increase our marketing efforts for our products over the Internet, and to market our products through distributors who concentrate on the civilian market.

     Our major competitor in sales to the Israeli Ministry of Defense is Rabintex. Our competitors in the Israeli civilian market are other Israeli companies as well as a number of importers. Internationally, our competitors in the defense market include companies such as Point Blank, Safari Land of Ontario, California, Armor Holdings and A.B.A. in the United States, L.B.A. in England, Indigo in Spain, Systema Compositi in Italy, Hellenic Arms Industries in Greece and Barman in Sweden. Each of these competitors offer a more limited product line than we do.

RAW MATERIALS

     We use a mixture of aramid fabrics that we both weave ourselves and acquire from other manufacturers, and non-woven uni-directional polyethylene sheets as the basic component of our ballistic protection products. As a result, our protective equipment provides maximum protection with minimum weight and we believe that it is highly competitive. We obtain our supplies on the basis of an open letter of credit, specialized documentary credit, and in the case of suppliers with whom we have dealt with for years, on open account. We have long-term relationships with some of our suppliers, and we believe that these suppliers are stable and do not anticipate any disruption in the steady supply of materials that we require. A disruption in the supply of materials could have an adverse impact on our operating results.

     Our products are made from raw materials produced in Israel and abroad including, specialized composite materials such as Kevlar(R) produced by DuPont Company, Twaron(R) produced by Twaron Teijn Ltd., Dyneema(R) produced by D.S.M. Ltd. and Spectra(R) and Gold Flex(R) produced by Honeywell. We also use other specialized materials produced by different manufacturers such as specialized glass mixed with polycarbonate and various resins.

     DuPont's Kevlar(R) brand fiber was initially introduced in 1965 and was the first material identified for use in the modern generation of concealable body armor. Kevlar(R) is a man-made organic fiber, with a combination of properties allowing high strength, low weight and high chemical and flame resistant. Through the years DuPont has continued to develop and design new generations of this high-performance fabric.

     Spectra(R) fiber, manufactured by Honeywell, is an ultra-high-strength polyethylene fiber. It has one of the highest strength-to-weight ratios of any man-made fiber. Honeywell uses its Spectra(R) fiber to make its patented Spectra Shield(R). Additional fibers that we use in the manufacture of body armor are Goldflex(R), Twaron(R), and Dyneema(R),. These state-of-the-art fibers are continuously being improved and advanced, which increases the possibility of superior new products entering the market.

     As a result of the continuing conflict in Iraq, there was a worldwide increase in demand in 2004 for the raw materials used in our products. The suppliers increased their production only partially, resulting in market shortages. As a result, there were significant extensions in the regular delivery schedules and raw material prices increased. We anticipate that this trend will continue in 2005.

SEASONALITY

     Sales of our military and security clothing products and industrial products are not seasonal in nature. We generally experience a slight increase in sales of our camping equipment during the second quarter and in sales of our protective clothing during the fourth quarter.

MARKETING AND SALES

     Our sales and marketing strategies revolve principally around developing a reputable brand identity and ongoing customer relationships in addition to continuously improving the quality of our products and offering innovative new products. Specifically, our marketing strategy is designed to penetrate various markets by complying with stringent quality standards instituted in targeted countries.

     Below are some of the steps we are taking in order to penetrate new markets with our next generation of products:

     o    Locate domestic entities to market our products.

     o Actively participate in tenders and bids for contracts in military, police and civilian markets worldwide. We are currently negotiating for contract bids with the governments and governmental agencies in Turkey, Mexico, Ecuador, Paraguay, Uruguay, Guatemala, Cyprus, Bulgaria and the USA and with the United Nations.

     o Actively participate in international exhibitions of military and police security equipment. We have participated in the FIDAE 2004 Air Show in Chile and the 2005 Law Enforcement Exhibition in Mexico, and will participate in the Milipol 2005 Exhibition in Paris.

     o    Advertise on the Internet.

     o    Advertise in professional publications.

     o Appear in international databases, such as Kompass, various "yellow page" directories and other directories.

     o    Distribute brochures describing procedures and product offerings.

     Our local marketing group is divided into two sections. One section specializes in locating and submitting government bids and the second section specializes in marketing to the civilian sector. Separate offices in Sderot and Nazareth Elite handle the local civilian marketing. Each of these offices deals with a different geographical regions and a different line of products.

     Our export marketing is handled by a free-lance marketing consultant and a group of in-house employees. Although he works almost exclusively for us, we do not have a formal written relationship with our marketing consultant. This marketing team carries out market surveys, market segmentation and searches for new markets for our products, as well as for new engagements with the international business community. The consultant is paid commissions that are determined in advance according to the scope and nature of the transaction.

CUSTOMERS

     We have a worldwide customer base, including in the United States, Israel, the Mediterranean, Europe, Latin America, South America, Africa and Asia. In 2004, we sold approximately 69% of our products to our international customers with the balance sold in Israel. The primary end users of our products can be divided into three main groups: (i) military defense and security forces, (ii) civilian defense customers and (iii) civilian customers.

     MILITARY DEFENSE AND SECURITY FORCES. We provide this group with personal military and protective equipment such as body armor, bomb disposal suits, bullet proof vests and jackets, ballistic helmets and plates, battle pouch and combat harness units, backpacks, dry storage systems, liquid logistics systems, clothing, tents, vehicle covers and sleeping bags. These items must meet certain "human engineering" requirements to provide comfort as well as maximum protection, to prevent penetration by bullets and knives, and to protect from fire, collisions and other hazards.

     CIVILIAN DEFENSE CUSTOMERS. This group includes members of civilian security forces such as law enforcement, prison forces, private security firms, airport security, personal bodyguards, and event security guards. The requirements of these customers for protective equipment are similar to those of military defense and security forces. However, since they primarily work in a civilian environment the products must meet certain aesthetic standards and the protective features need to be as unobtrusive as possible.

     CIVILIAN CUSTOMERS. This group includes campers, hikers, pet owners and horse owners. We provide this group with equipment such as sleeping bags, tents, backpacks, and clothing adapted for specific needs such as mountain climbing, hiking and camping in all types of climates, horseback riding equipment and animal accessories. This customer group also includes those civilians in need of covers for cars, trucks, buses and other large vehicles.

     Due to the sensitive nature of our business and the products we supply, we are often required to sign non-disclosure agreements with our military defense and security forces customers which preclude us from identifying them in this report. Our two largest customers, located in Israel and in the United States, accounted for approximately 43.6% of our total sales for the year ended December 31, 2004.

BACKLOG

     At December 31, 2004, we had unfilled customer orders of approximately $3.5 million. This backlog is a result of our successful penetration of the export markets and the commencement of manufacturing of our lightweight vehicle armor kits. In 2004, the Israeli Ministry of Defense reduced its purchases from Israeli companies. The Israeli Ministry of Finance anticipates an increase of approximately 3.8% in the national gross production during the year 2005.

PATENTS AND TRADEMARKS

     We hold several patents from various countries for our ballistic wall coverings, dry storage systems and mine protective shoes. Achidatex holds the following patents and trademarks as follows:

     o U.S. patent No. 6,212,840 - Retrofit Blast Protection for walls and windows frames of a structure.

     o    U.S. patent No. 5,309,684 - Multipurpose Dry Storage System.

     o German patent No. 94 11 142.1 correlated to the U.S. patent No. 5,309,684 - Multipurpose Dry Storage System.

     o    U.S. patent application No. 10/098,344 - Minefield shoe.

     o German patent application No. 03005442.3 - Minefield shoe and methods for manufacture thereof.

     o U.S. trade name registration - "ergonatic - anatomic and ergonomic design", for bulletproof vests.

     o U.S. trade name registration - "ACHIDATEX", for the Retrofit Blast Protection for the walls and window frames of a structure.

REGULATION

     Our operations are subject to extensive regulation by the U.S. and Israeli authorities and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.

     The U.S. National Institute of Justice (NIJ) established standards for "Ballistic Resistance of Personal Body Armor" that are accepted worldwide. The NIJ issues performance standards that clearly specify a minimum performance level for each attribute that is critical for the equipment's intended use. This coveted compliance standard has gained global acceptance as a benchmark for evaluation of the effectiveness of a given body armor model. The NIJ body armor-testing program relies on voluntary participation by manufacturers. However, many police departments require that armor be tested and be found to be in compliance with NIJ standards before they purchase the armor. Four of our ballistic material combinations have been tested by NIJ certified ballistic laboratories and were found to comply with NIJ Standard 0101.03 and 0101.04. As a result, these four ballistic combinations have been approved to carry NIJ labels.

     Our manufacturing practices have obtained ISO 9001 certification. This international certification harmonizes and establishes standards for quality manufacturing throughout the world. Over the years, ISO standards have expanded beyond the quality system and now confirm conformity in environmental issues, safety and occupational health. This voluntary certification process is designed to provide consistency in manufacturing processes and quality control.

     Other quality control standards pertaining to our manufacturing facilities consist of the following:

     o    MIL-STD-105D, MIL-I-45208A (for the United States Armed Forces); and

     o    AQAP (for the German Armed Forces and NATO)

     In order to participate in bids of the Israeli Ministry of Defense and other governments, companies must follow various rules and procedures. The bidder must be registered as a recognized supplier. The bidder must have government certification, and is authorized to participate in bids only to the limit of its approved security classification. Under Israeli bid regulations goods produced in Israel are given priority over foreign bidders. The bidder must keep to contractual schedules and milestones and the goods must pass final quality control tests before delivery. There are no special taxes on bids apart from the Israeli value added tax.

     Since our business is highly regulated, the laws, rules and regulations applicable to our business are subject to regular modification and change. Future laws, rules or regulations may be adopted, making compliance much more difficult or expensive, and may otherwise adversely affect our business or prospective business.

RESEARCH AND DEVELOPMENT

     We are currently developing new products for military and civilian markets, including mine protective shoes, stab-resistant solutions, floatable ballistic vests, ballistic protection based on ceramic glass, ballistic concrete reinforcement and modified ballistic wall coverings. We are also developing a new generation of products for protective vests used by security forces and armies. The vests provide greater protection with minimum weight and maximum flexibility.

     In each of the years ended December 31, 2003 and 2004, we spent approximately $120,000 on research and development, which expenses have been charged to operations.

     In 2005 and 2006, we plan to increase our research and development efforts, primarily with respect to stab-resistant solutions, mine protective shoes, floatable ballistic vests, ballistic protection based on ceramic glass, ballistic concrete reinforcement, and modified ballistic wall coverings. We estimate total research and development expenses in each of 2005 and 2006 will increase to approximately $250,000. We plan to finance our future research and development through an equity offering or other financing. If we are unsuccessful in securing sufficient funds, we will fund our research and development efforts at a slower pace of development from our working capital and cash flow.

ENVIRONMENTAL LAWS

     We are unaware of any environmental laws that are applicable to us that will require us to spend any material amounts to achieve compliance.

EMPLOYEES

     As of March 15, 2005, we had 169 full-time employees. We had 140 employees in Israel and 29 employees in the United States. We believe our relationship with our employees is good. Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppages.

                                  RISK FACTORS

     INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK AND UNCERTAINTY. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW BEFORE INVESTING IN OUR ORDINARY SHARES. OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED DUE TO ANY OF THE FOLLOWING RISKS. IN THAT CASE, THE VALUE OF OUR ORDINARY SHARES COULD DECLINE, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

THE PRODUCTS WE SELL ARE USED IN APPLICATIONS THAT ARE INHERENTLY RISKY AND COULD GIVE RISE TO PRODUCT LIABILITY AND OTHER CLAIMS.

     The products that we manufacture are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use them properly, their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Our main products include personal military and civilian protective equipment and supplies such as body armor, bomb disposal suits, ballistic wall coverings, bulletproof vests, and associated heavy fabric products, such as battle pouches and combat harness units, dry storage systems, liquid logistic products, tents and other camping and travel gear.

     The manufacture and sale of certain of our products may be the subject of product liability claims arising from the design, manufacture or use of such goods. If we are found to be liable in such claim, we may be required to pay substantial damages and our insurance costs may increase significantly as a result. Also, a significant or extended lawsuit, such as a class action, could also divert significant amounts of management's time and attention. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers since, at present, many bids from governmental entities require such coverage, and any such inability would have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND OUR FAILURE OR INABILITY TO COMPLY WITH THESE REGULATIONS COULD MATERIALLY RESTRICT OUR OPERATIONS AND SUBJECT US TO SUBSTANTIAL PENALTIES.

     We are subject to extensive regulation by governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. In addition, a number of our employees are required to obtain specified levels of security classification. Our business may suffer if we or our employees are unable to obtain the security classifications that are needed to perform services contracted for the Israeli Ministry of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a government contractor of certain governments.

WE HAVE SIGNIFICANT INTERNATIONAL OPERATIONS AND ARE THEREFORE SUBJECT TO ADDITIONAL FINANCIAL AND REGULATORY RISKS.

     While our principal executive offices are located in Israel, 69% of our sales in 2004, 45% of our sales in 2003 and 24% of our sales in 2002 were generated from exports. We are seeking to increase the level of our international business activity. Our overseas operations are subject to various risks, including; foreign import controls (which may be arbitrarily imposed and enforced and which could preclude sales to certain customers).

     One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally been international in scope. Countries in which we are actively marketing include Turkey, Cyprus, Chile, Mexico, Guatemala, India, Peru, Singapore and Brazil. We, however, may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market.

     In pursuing our international expansion strategy, we face several additional risks, including:

     o    reduced protection of intellectual property rights in some countries;

     o    licenses, tariffs and other trade barriers;

     o    longer sales and payment cycles;

     o    greater difficulties in collecting accounts receivable;

     o    potential adverse tax consequences;

     o    laws and business practices favoring local competition;

     o costs and difficulties of doing business and customizing products for foreign countries;

     o    compliance with a wide variety of complex foreign laws and treaties;

     o    political and economic instability; and

     o    variance and unexpected changes in local laws and regulations

     We may operate in areas where local government policies regarding foreign entities and the local tax and legal regimes are often uncertain, poorly administered and in a state of flux. We cannot be certain that we are in compliance with, or will be protected by, all relevant local laws at any given point in time. A subsequent determination that we failed to comply with relevant local laws and taxation regimes could have a material adverse effect on our business, financial condition and results of operations.

     One or more of these factors could adversely effect our future international operations and, consequently, could have a material adverse effect on our business, financial condition and results of operation.

CURRENCY EXCHANGE RATE FLUCTUATIONS IN THE WORLD MARKETS IN WHICH WE CONDUCT BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We may be adversely affected by fluctuations in currency exchange rates. While our revenues are generally denominated in U.S. dollars, a significant portion of our expenses is incurred in NIS and Euro. We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. If we were to determine that it was in our best interests to enter into any hedging transactions in the future, there can be no assurance that we will be able to do so or that such transactions, if entered into, will materially reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. In addition, if for any reason exchange or price controls or other restrictions on the conversion of foreign currencies into NIS were imposed, our business could be adversely affected.

     There can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales, and consequently, on our business, operating results and financial condition.

REDUCTION IN MILITARY BUDGETS WORLDWIDE MAY CAUSE A REDUCTION IN OUR REVENUES, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

     A significant portion of our revenues is derived from the sale of products to military markets. These revenues, on a consolidated basis, totaled approximately $10.4 million, or 86.5% of our revenues in 2004, $6.7 million, or 74.7% of our revenues in 2003 and $7.5 million, or 70.7% of revenues in 2002. The military budgets of a number of countries may be reduced in the future. Declines in government military budgets may result in reduced demand for our products. This would result in reduction in our revenues and adversely affect our business, results of operations and financial condition.

SALES OF OUR PRODUCTS ARE SUBJECT TO GOVERNMENTAL PROCUREMENT PROCEDURES AND PRACTICES; TERMINATION, REDUCTION OR MODIFICATION OF CONTRACTS WITH OUR CUSTOMERS, AND ESPECIALLY WITH THE GOVERNMENT OF ISRAEL, OR A SUBSTANTIAL DECREASE IN OUR CUSTOMERS' BUDGETS MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

     Our military products are sold primarily to government agencies and authorities, many of which have complex and time-consuming procurement procedures. A long period of time often elapses from the time we begin marketing a product until we actually sell that product to a particular customer. In addition, our sales to government agencies, authorities and companies are directly affected by those customers' budgetary constraints and the priority given in their budgets to the procurement of our products.

     The termination, reduction or modification of our contracts or subcontracts with the Government of Israel in the event of change in requirements, policies or budgetary constraints would have an adverse effect on our business, operating results and financial condition.

WE DEPEND ON SALES TO KEY CUSTOMERS AND THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD RESULT IN A LOSS OF A SIGNIFICANT AMOUNT OF OUR REVENUES.

     A significant portion of our revenues is derived from a small number of customers. Our two largest customers accounted for 38.3% of our total sales for the year ended December 31, 2003 and 43.6% of our total sales for the year ended December 31, 2004.

     We anticipate that a significant portion of our future revenues will continue to be derived from sales to a small number of customers. Although we are attempting to expand the number of our customers, if our principal customers do not continue to purchase products from us at current levels or if such customers are not retained and we are not able to derive sufficient revenues from sales to new customers to compensate for their loss, our revenues would be reduced and adversely affect our business, financial condition and results of operations.

OUR MARKETS ARE HIGHLY COMPETITIVE AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, WE WILL BE ADVERSELY AFFECTED.

     The markets in which we operate are highly competitive with a large number of competitors ranging from small businesses to multinational corporations. Competitors who are larger, better financed and better known than us may compete more effectively than we can. In order to stay competitive in our industry, we must keep pace with changing technologies and client preferences.

     If we are unable to differentiate our products from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies which are better able to compete against us.

THERE ARE LIMITED SOURCES FOR SOME OF OUR RAW MATERIALS AND ANY SHORTAGE MAY SIGNIFICANTLY CURTAIL OUR MANUFACTURING OPERATIONS.

     The raw materials that we use in manufacturing ballistic resistant garments and cars armoring include: Kevlar(R) produced by Dupont Ltd., Twaron(R) produced by Twaron Teijn Ltd., Dyneema(R) produced by DSM Ltd. and Spectra(R) and Gold Flex(R) produced by Honeywell. We purchase these materials in the form of woven cloth from independent weaving companies. In the event DuPont or its licensee in Europe cease for any reason to produce or sell Kevlar(R) to us, we would utilize the other ballistic resistant materials as a substitute. However, none of them is expected to become a complete substitute for Kevlar(R) in the near future. We enjoy a good relationship with our suppliers for these materials. If our supply of any of these materials were materially reduced or cut off, or if there were a material increase in the prices of these materials, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition and results of operations would be materially adversely affected.

WE MAY BE UNABLE TO COMPLETE OR INTEGRATE ACQUISITIONS EFFECTIVELY, IF AT ALL, AND AS A RESULT MAY INCUR UNANTICIPATED COSTS OR LIABILITIES OR OPERATIONAL DIFFICULTIES.

     We intend to grow through the acquisition of businesses and assets that will complement our current businesses. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Furthermore, we may have to divert our management's attention and our financial and other resources from other areas of our business. Our inability to implement our acquisition strategy successfully may hinder the expansion of our business.

     Because we depend in part on acquiring new businesses and assets to develop and offer new products, failure to implement our acquisition strategy may also adversely affect our ability to offer new products in line with industry trends.

     We may not be successful in integrating acquired businesses into our existing operations. Integration may result in unanticipated liabilities or unforeseen operational difficulties, which may be material, or require a disproportionate amount of management's attention. Acquisitions may result in us incurring additional indebtedness or issuing preferred stock or additional common stock. Competition for acquisition opportunities in the industry may rise, thereby increasing our cost of making acquisitions or causing us to refrain from making further acquisitions.

OUR RESOURCES MAY BE INSUFFICIENT TO MANAGE THE DEMANDS IMPOSED BY ANY FUTURE GROWTH.

     Expansion of our operations, may place significant demands on our management, administrative, operating and financial resources. Growth of our customer base, the types products offered and the geographic markets served can place a significant strain on our resources. In addition, we cannot easily identify and hire personnel qualified both in the provision and marketing of our security services and products. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel, our ability to implement successful enhancements to our management, accounting and information technology systems, and our ability to adapt those systems, as necessary, to respond to growth in our business.

TECHNOLOGICAL ADVANCES, THE INTRODUCTION OF NEW PRODUCTS, AND NEW DESIGN AND MANUFACTURING TECHNIQUES COULD ADVERSELY AFFECT OUR OPERATIONS UNLESS WE ARE ABLE TO ADAPT TO THE RESULTING CHANGE IN CONDITIONS.

     Our future success and competitive position depend to a significant extent upon our proprietary technology. We must make significant investments to continue to develop and refine our technologies. We will be required to expend substantial funds for and commit significant resources to the conduct of continuing research and development activities, the engagement of additional engineering and other technical personnel, the purchase of advanced design, production and test equipment, and the enhancement of design and manufacturing processes and techniques. Our future operating results will depend to a significant extent on our ability to continue to provide design and manufacturing services for new products that compare favorably on the basis of time to market, cost and performance with the design and manufacturing capabilities. The success of new design and manufacturing services depends on various factors, including utilization of advances in technology, innovative development of new solutions for customer products, efficient and cost-effective services, timely completion and delivery of new product solutions and market acceptance of customers' end products. Because of the complexity of some of our products, we may experience delays from time to time in completing the design and manufacture of new product solutions. In addition, there can be no assurance that any new product solutions will receive or maintain customer or market acceptance. If we were unable to design and manufacture solutions for new products of our customers on a timely and cost-effective basis, such inability could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US.

     We may need to raise additional funds for a number of uses, including:

     o    maintaining and expanding research and development;

     o    implementing marketing and sales activities for our products;

     o    hiring additional qualified personnel; and

     o    supporting an increased level of operations.

     We may not be able to obtain additional funds on acceptable terms or at all. If we cannot raise needed funds on acceptable terms, we may be required to delay, scale back or eliminate some aspects of our operations and we may not be able to:

     o    develop new products;

     o    enhance our existing products;

     o    remain current with evolving industry standards;

     o    take advantage of future opportunities; or

     o    respond to competitive pressures or unanticipated requirements.

     If adequate funds are not available to us, our business, results of operations and financial condition will be materially and adversely affected. Any equity or debt financings, if available at all, may cause dilution to our then-existing shareholders and may increase our financing expenses. If additional funds are raised through the issuance of equity securities, the net tangible book value per share of our ordinary shares would decrease and the percentage ownership of then current shareholders would be diluted.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our operating results and business prospects.

RISK FACTORS RELATED TO OUR COMMON STOCK

OUR SHARES OF COMMON STOCK ARE THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR "ASK" PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

     Our shares of common stock are "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your holdings.

WE ARE SUBJECT TO THE PENNY STOCK RULES AND THESE RULES MAY ADVERSELY EFFECT TRADING IN OUR COMMON STOCK.

     Until our shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. The definition of "Accredited Investors" includes among others, persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the our shareholders to sell their shares.

WE DO NOT INTEND TO PAY DIVIDENDS.

     We have never paid cash dividends to our shareholders. Any future dividend policy will be determined by the board of directors, subject to the applicable law, and will be based upon conditions then existing, including our results of operations, financial condition, current and anticipated cash needs, contractual restrictions and other conditions as the board of directors may deem relevant. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends in the foreseeable future.

RISKS RELATING TO OUR LOCATION IN ISRAEL

CONDUCTING BUSINESS IN ISRAEL ENTAILS SPECIAL RISKS.

     Our principal operations and facilities are located in Israel, and our directors, executive officers and other key employees are also located primarily in the State of Israel. Accordingly, we are directly influenced by the political, economic and military conditions affecting Israel. Specifically, we could be adversely affected by any major hostilities involving Israel, a full or partial mobilization of the reserve forces of the Israeli army, the interruption or curtailment of trade between Israel and its present trading partners, and a significant downturn in the economic or financial condition of Israel.

     Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza. There is no indication as to how long the current hostilities will last or whether there will be any further escalation. Any further escalation in these hostilities or any future armed conflict, political instability or violence in the region may have a negative effect on our business condition, harm our results of operations and adversely affect our share price. Furthermore, there are a number of countries that restrict business with Israel or Israeli companies. Restrictive laws or policies of those countries directed towards Israel or Israeli businesses has had, and may in the future continue to have, an adverse impact on our operations, our financial results or the expansion of our business. No predictions can be made as to whether or when a final resolution of the area's problems will be achieved or the nature thereof and to what extent the situation will impact Israel's economic development or our operations.

     MOST OF OUR DIRECTORS, OFFICERS AND EMPLOYEES ARE OBLIGATED TO PERFORM ANNUAL MILITARY RESERVE DUTY IN ISRAEL. WE CANNOT ASSESS THE POTENTIAL IMPACT OF THESE OBLIGATIONS ON OUR BUSINESS.

     Our directors, officers and employees who are male adult citizens and permanent residents of Israel under the age of 48 are, unless exempt, obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements on our workforce or business if conditions should change, and we cannot predict the effect on us of any expansion or reduction of these obligations.

THE ECONOMIC CONDITIONS IN ISRAEL HAVE NOT BEEN STABLE IN RECENT YEARS.

     In recent years Israel has been going through a period of recession in economic activity, resulting in low growth rates and growing unemployment. Our operations could be adversely affected if the economic conditions in Israel continue to deteriorate. In addition, due to significant economic measures proposed by the Israeli Government, there have been several general strikes and work stoppages in 2003 and 2004, affecting all banks, airports and ports. These strikes have had an adverse effect on the Israeli economy and on business, including our ability to deliver products to our customers.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Our executive offices, are located in 8 Brisel Street, Industrial Zone, Sderot. Our manufacturing, production and distribution facilities are scattered over several locations in Israel as follows:

     Nazareth Industrial Area: the production activities of our subsidiary, Achidatex are located in a 6,000 square meter building in Nazareth Industrial Area which is owned by affiliated party. The annual rental expense for this facility was $180,000 in 2004. The lease expires in December 2008. Since the beginning of 2005, following the decision of the Israeli Government to remove Israeli residents from the Erez Industrial Zone, we have relocated the major production activities of our subsidiary Export Erez Ltd. form Erez Industrial Area to this facility. The rent for 2005 will be allocated equally between those two subsidiaries.

     Petah-Tikva: Achidatex leases approximately 300 square meters for its executive offices in Petah-Tikva at annual rental expense of $21,600 in 2004. The lease expires in December 2005.

     Erez Industrial Area: Export Erez leased 2,500 square meter space in Erez Industrial Area, for its sewing operations and for its storage, in a building that belongs to Mr. Joseph Postbinder, our Chief Executive Officer and Chairmen of our board of directors. Our annual rental expense for this building was $85,500 in 2004. This lease was extended in 2005 for 2,000 of the 2,500 square meter space, and the annual rental expense for this building in 2005 will be reduced to $68,400. The lease expires on December 31, 2005. Export Erez leases an additional 400 square meters, in the same building, from a non affiliated party, at an annual rental expense of $19,200 in 2004. That lease also expires on December 31, 2005. In addition, Export Erez Ltd. owns an approximately 1,400 square meter building in the Erez Industrial Area which is not encumbered by any mortgage or debt. It uses this building for its molding and webbing manufacturing.

     Netivot Industrial Area: Mayotex leased 380 square meters for its production activities in Netivot Industrial Area. Our annual rental expense for this facility was $10,000 in 2004. The lease for this facility expired in December 31, 2004.

     Industrial Area of Ashdod: Mayotex leases a 230 square meter space in the Industrial Area of Ashdod for its car armor installations. The annual rental expense for this space was $12,000 in 2004. The lease expires on December 31, 2005.

     Industrial Area of Sderot: as of January 2, 2005, Mayotex leases an approximately 1,250 square meter space in the Industrial Area of Sderot primarily for its cut and sew operations. The lease expires on December 31, 2005 and is renewable for an additional one year term. The annual rental expense for this space will be $43,884 in 2005.

     Van Nuys, California: as of September 1, 2003, Owen Mills leases an approximately 9,000 square feet space in Van Nuys, California for its operations .. The lease expires on August 31, 2008. The annual rental expense for this space is $54,000.

     We believe that all the above mentioned properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any pending or to the best of our knowledge, any threatening legal proceedings. None of our directors, officers or affiliates, or owner of record of more than five percent (5%) of our shares, or any affiliate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to a pending litigation.

     During 2003, we found out that a competitor, also located in Israel, had allegedly sold products using the our name and logo without our permission to a customer located in Mexico. We engaged counsel in Mexico and also reported the incident to the Israeli police. In 2004, several of the managers and key personnel of the competitor were arrested or held for investigation. We have not determined what further actions, if any, we will take regarding this matter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders for approval during the fourth quarter of fiscal 2004.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol "DFNS.OB". The table below contains the high and low bid closing prices of our common stock as reported on the OTCBB for the time periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                            PRICE RANGE
                                          ---------------
FISCAL YEAR ENDED DECEMBER 31, 2004       HIGH        LOW
-----------------------------------       ----       ----
First Quarter                           $ 0.33     $ 0.19
Second Quarter                            0.80       0.22
Third Quarter                             0.51       0.33
Fourth Quarter                            1.32       0.42


FISCAL YEAR ENDED DECEMBER 31, 2003       HIGH        LOW
-----------------------------------       ----       ----
First Quarter                           $0.870     $0.320
Second Quarter                           0.430      0.190
Third Quarter                            0.300      0.185
Fourth Quarter                           0.270      0.170

SHAREHOLDERS

     OTC Transfer Agent, located at 231 E 2100 S, Salt Lake City, Utah is the registrar and transfer agent for our common stock. As of March 8, 2005, there were 25,350,000 shares of our common stock outstanding and we had approximately 38 shareholders of record.

DIVIDENDS

     We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for the finance of our operations and the expansion of our business. Any future dividend policy will be determined by our board of directors, subject to the applicable law, and will be based upon conditions then existing, including our results of operations, financial condition, current and anticipated cash needs, contractual restrictions and other conditions as the board of directors may deem relevant.

COMPENSATION PLANS

     We currently do not have any compensation plans under which our securities are authorized for issuance.

     We have an employment agreement with Mr. Baruch Tosh, our President, pursuant to which, Mr. Tosh is entitled to additional compensation of 1.5% of the growth in our total sales since 2002. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash. As of December 31, 2004, Mr. Tosh was entitled to compensation in the amount of $21,102, or to 42,204 shares of our common stock, having a fair value of $48,957 which was accrued and included in other current liabilities, in lieu of such compensation. As of March 23, 2005 Mr. Tosh had not received such compensation.

SALES OF UNREGISTERED SECURITIES

     On April 8, 2002, we entered into a one-year agreement with Global Guarantee Corporation, whereby we issued 100,000 shares of common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. Consulting expenses of $43,000 and $129,000 were recognized during 2003 and 2002, respectively. The issuance of shares was made pursuant to an exemption from registration under Rule 506 of the Securities Act of 1933.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATES

     We did not purchase any of our securities in the market during 2004. In 2003, we resolved a dispute with Liviakis Financial Communication, Inc, and pursuant to the terms of the settlement 300,000 shares of our shares of common stock were returned to us.

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

CRITICAL ACCOUNTING POLICIES

     We have identified the following policies as critical to the understanding of our financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. An area where significant judgments are made is inventory valuation and actual results could differ materially from these estimates. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     REVENUES AND REVENUE RECOGNITION. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, we have not established a reserve at December 31, 2003 and 2004. If we change any of our assumptions with regard to our recognition of revenues under the completed contract method of revenue recognition, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

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

     INVENTORIES. Inventories are valued at the lower of cost or market value using the first-in first-out method. The cost includes expenses of freight-in transportation. The specific identification method is used for finished goods since all orders are custom orders for customers. Inventories write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence. Any change in our assumptions with respect to the need to write-off write-down the value of our inventories may have material affect on our financial position or results of operations. We review our inventories once in each quarter.

     PROPERTY AND EQUIPMENT. Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, we review our long-lived assets for impairment based on estimated future non discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The use of different assumptions with respect to the expected cash flows from our assets and other economic variables, primarily the discount rate, may lead to different conclusions regarding the recoverability of our assets' carrying values and to the potential need to record an impairment loss for our long lived assets.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No 151, "Inventory Costs". SFAS No. 151. amends the guidance in Accounting Research Bulletin ("ARB") No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. SFAS No. 151. will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

     In December 2004, the FASB issued SFAS No.153, Exchanges of Non-monetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No.29. The guidance in APB Opinion No.29, Accounting for Non-Monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measure based on value of the assets exchanged. APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005.

     We do not expect that the adoption of SFAS 153 will have a material effect on our financial position or results of operation.

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in this statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for issuers who are not small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

SALES AND GROSS PROFIT MARGIN

     Net revenues in the year ended December 31, 2004 increased by 33.2% to $12,036,404 compared to $9,031,963 for the same period in 2003. Net sales to the local market in 2004 decreased by 25.5% to $3,730,617 from $5,001,825 in 2003.
The increase in net revenues is attributable to the 106.1% increase in export sales in 2004 to $8,305,787 from $4,030,138 in 2003. We attribute the increase in export sales to the successful implementation of our growth plan with our focus on the international markets. The breakdown of net sales by segment for the years ended December 31, 2003 and 2004 is as follows:


                               Year ended December 31
                            ---------------------------
  Segment information           2004           2003
 ---------------------      -----------     -----------
Local market-civilian      $ 1,636,027     $ 2,286,137
Local market-military        2,094,590       2,715,688
Export market-military       8,305,787       4,030,138
                           -----------     -----------

         Total             $12,036,404     $ 9,031,963
                           ===========     ===========

                          Year ended December 31
                           ---------------------
  Income from segment        2004          2003
----------------------     --------     --------
Local market-civilian      $ 81,015     $ 85,591
Local market-military       149,972       93,815
Export market-military      641,755      120,556
                           --------     --------

        Total              $872,742     $299,962
                           ========     ========

     Gross profit for the year ended December 31, 2004 increased by 25.1% to $3,224,449 from $2,576,648 for the year ended December 31, 2003. This increase in gross profit is principally attributable to the increase in total sales. We do not anticipate any major changes to our gross profit margins in 2005.


     The cost of production in the year ended December 31, 2004 was $8,811,955 or 73.2% of the sales, compared to $6,455,315 or 71.5% of sales for the year ended December 31, 2003. This change in cost of production is explained by the increase in overseas sales, which generally consist of products that are more expensive to produce, the approximately 8% increase in the ratio between the Euro (which is the currency used for the majority of our raw material purchases) and the US Dollar (which is the principal currency for our sales), and the local market shrinkage, resulting in an increase in local competition and lower margins in that market. We believe that 2005 will be characterized by an increased demand worldwide for raw materials, that may result in significant extensions in the regular delivery schedules and an increase in raw material prices which will likely effect our cost of production. We cannot assure you that we will be able to increase our prices sufficiently to recover these additional costs

     SELLING EXPENSES

     Selling expenses for 2004 were $862,267, similar to $862,155 in 2003. The stability in our selling expenses was achieved due to lower commission payments on sales to a major export customer.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative costs for the year ended December 31, 2004 increased to $1,489,440 from $1,414,531 for the year ended December 31, 2003. This moderate increase is a result of our closely monitoring general and administrative expenses. We do not anticipate any material change in our general and administrative expenses in 2005.

     FINANCIAL EXPENSE

     Financial expense net for the year ended December 31, 2004 was $157,505 compared to $240,815 for the year ended December 31, 2003. This decrease is attributed mainly to the decrease the interest rates.

     INCOME TAX EXPENSES

     Income tax expense for the year ended December 31, 2004 increased by 258.3% to $338,754 from $94,554 for the year ended December 31, 2003. Our effective income tax rate was 44.4% and 41.5% for the years ended December 31, 2004 and 2003, respectively. The increase in the effective income tax rate was due to prior year's tax expenses of $31,062 that were presented in the prior year as a deferred tax asset, and in this year was recognized as a tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, we had $505,013 in cash and cash equivalents, $808,102 in marketable securities and working capital of $4,344,566 as compared to $784,026 in cash and cash equivalents, $704,046 in marketable securities and $3,763,618 in working capital at December 31, 2003. The increase in working capital in 2004 is mainly due to our profitable operations in the year. Accounts receivable were increased by $672,781, inventory was increased by $693,194, trade accounts payable increased by $295,601 and other payables increased by $403,445.

     One of the principal factors affecting our working capital is the payment cycle on our sales. Payment for goods shipped is generally received from 60 to 90 days after shipment. Any material change in the aging of our accounts receivable could have an adverse effect on our working capital.

     In 2004, net cash provided from operating activities was $226,378, as compared to $833,543 used in operating activities in 2003. During 2004, of this amount, $381,169 was attributable to net income, $672,781 was attributable to an increase in trade accounts receivable, $174,691 was attributable to a decrease in deferred taxes, $20,164 was attributable to a decrease in other assets, $693,194 was attributable to an increase in inventory, $295,601 was attributable to an increase in trade accounts payable, $403,445 was attributable to a decrease in other liabilities and depreciation of $286,011.

     In 2004, net cash used by investing activities was $399,425, as compared to $290,639 provided by investing activities in 2003. In 2004, net cash used by financing activities was $158,999, as compared to $313,962 provided by financing activities in 2003. We dedicated a part of the funds derived from our net income to the purchase of property and equipment and for increase inventory to support our increase in sales.

     Our current activities are financed by short and long term bank loans balanced by short term deposits. The decision regarding the amount of the short term loans was derived from considerations of the yield on the deposit which is generally in foreign currency (receipts from overseas sales), compared to the cost of short term loans. Long term loans arising from the acquisition of Achidatex were originally amortized over a five year period on a straight line basis at the rate of 10% per year. On May 21, 2003, this loan was amended whereby all amounts would be repaid as of February 18, 2005, which payment was made on a timely basis. We believe that we have sufficient working capital to sustain our current level of operations for the next year.

     We anticipate that our research and development expenses for each of 2005 and 2006 will increase to approximately $250,000. If we are unable to effect a financing that will provide for research and development and other corporate purposes, we will fund our research and development through our operating funds. In such event, the pace of our anticipated research and development and subsequent production schedule would be delayed.

INFLATION AND SEASONALITY

     During the past three years we encountered a moderate rate of inflation, 6.5% in 2002, (1.9)% in 2003 and 1.2% in 2004, which affected our purchases of raw material and employee wages.

     Seasonality has not had a material affect on our operations.

MARKET RISK

     At December 31, 2004 and 2003, we held cash and cash equivalents, in the aggregate amount of $505,013 and $784,026, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these deposits.

OFF-BALANCE SHEET ARRANGEMENTS

     None.

ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements are filed as a part of this report immediately following the signature page, beginning at page 40, Index to Consolidated Financial Statements.

     1.   Report of Independent Registered Public Accounting Firm.

     2.   Consolidated Balance Sheets as of December 31, 2004 and December 31,
          2003.

     3. Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004 and December 31, 2003.

     4. Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004 and 2003.

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003.

     6. Notes to Consolidated Financial Statements as of December 31, 2004 and 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-KSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file or submit under the U.S. Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Set forth below are the name, age, principal position and a biographical description of each of our directors executive officers and key management personnel as of December 31, 2004. Our board of directors is comprised of only one class. All of our directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are appointed to serve until the first board of directors meeting following the annual meeting of stockholders.

NAME                          AGE     POSITION HELD
----                          ---     -------------
Joseph Postbinder              58     Chief Executive Officer and Chairman of the Board of Directors
Baruch Tosh                    49     President

NAME                          AGE     POSITION HELD
----                          ---     -------------
Meira Postbinder               59     Vice President of Finance, Secretary, Treasurer and Director
Dan Zarchin                    57     Vice President of Marketing and International, Business Development and Director
Tsippy Moldovan                48     Chief Financial Officer and Director
Avraham Hatzor                 60     Chief Operations Officer and Director
General Richard D. Hearney     65     Director
Motti Hassan                   54     Director

     JOSEPH POSTBINDER, has served as Chairman of our board of directors since March 2002 and as our Chief Executive Officer since March 1, 2003 and as Chief Executive Officer of Export Erez Ltd. (formerly R.T.V. Ltd.) since July 1983. He also serves as Chief Executive Officer of Mayotex Ltd. and Achidatex Nazareth Elite (1977) Ltd. Mr. Postbinder has a technical background in fine mechanics. Mr. Postbinder has managed Export Erez (formerly R.T.V.) and Mayotex since he founded those companies in 1983 and 1990, respectively.

     BARUCH TOSH, has served as our President since March 1, 2003. Mr. Tosh joined us on March 1, 2003. From March 1998 to December 31, 2002, Mr. Tosh served as the Business Development Manager of FMS Enterprises Ltd., Israel, an Israeli company that produces woven aramid fabrics, unidirectional shields and plates/panels for ballistic protection. Mr. Tosh holds a B.Sc. degree in Mechanical Engineering from Ben Gurion University, Beer-Sheva, Israel and a Diploma in Business Administration from The Technion, Israel Institute of Technology, Haifa, Israel.

     MEIRA POSTBINDER, has served as our Vice President of Financing and a director of Export Erez Ltd. since June 6, 1996.

     DAN ZARCHIN, has served as our Manager of Marketing and International Business Development since March 2002 and as a director since March 2002. Mr. Zarchin has provided counseling services through his company, Zarchin Consultants, Tel-Aviv, Israel, since 1981, and has provided us with consulting services since March 1991. Mr. Zarchin holds a B.A. degree in Textile Engineering from the College of Textile Science of Philadelphia, Pennsylvania and a Masters of Business Administration from Tel-Aviv University, Israel.

     TSIPPY MOLDOVAN, has served as our Chief Financial Officer and as our director since March 2002. Prior to that Mrs. Moldovan served as our Deputy Vice President of Finance. Since September 1, 1987 Mrs. Moldovan serves as the Deputy Managing Director of Finance of Export Erez. Mrs. Moldovan attended Buchnich Accounting School in Ashkelon, Israel and completed course work in economics and management accounting from Mishlav School, Tel Aviv, Israel.

     AVRAHAM HATZOR, has served as our Chief Operations Officer and director since May 1, 2002. For the past 24 years Mr. Hatzor has served as the co-manager of Achidatex and as the Managing Director of Achidatex for the past nine years. Mr. Hatzor studied electronics at a technical high school and served for seven years in the IDF including for a period as a civilian advisor.

     GENERAL RICHARD D. HEARNEY has served as our director since December 16, 2004. In 2002, General Hearney founded RDM Strategies. From 2000 to 2002, he served as President and CEO of Business Executives for National Security (BENS), an organization of US business leaders. Prior to that, he served as Vice President of the Military Aircraft and Missile Systems Group for the Boeing Company. General Hearney retired from military service in 1996 as the Assistant Commandant of the Marine Corps. During his military career, General Hearney held command positions at the squadron, air group and air wing level. He served as Deputy Commander, 1st Marine Expeditionary Force, during Desert Shield and Desert Storm. General Hearney also held numerous senior staff assignments, including Deputy Director for Operations, U.S. European Command and Deputy Chief of Staff for Requirements, Programs and Aviation, Headquarters Marine Corps.

     MOTTI HASSAN, has served as our director since October 30, 2002. Mr. Hassan is an electronics engineer. Mr. Hassan served in the Israeli Army as a system engineer for 15 years until July 2000 when he retired and joined a private company in the field of professional video as a sales and business development manager. Mr. Hassan holds a B.Sc. degree in Electronic Engineering from the Ben Gurion University, Beer Sheva, Israel.

     Mr. Peter Zoltan, who has served as our director since October 30, 2002, resigned from our board due to personal reasons on November 29, 2004.

EMPLOYMENT AGREEMENTS

     We have an employment agreement with Mr. Baruch Tosh, our President, pursuant to which, Mr. Tosh is entitled to additional compensation of 1.5% of the growth in our total sales since 2002. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash.

FAMILY RELATIONSHIPS

     Joseph Postbinder and Meira Postbinder are husband and wife.

AUDIT COMMITTEE FINANCIAL EXPERT

     Since we are an OTC Bulletin Board company, we are not required to establish an audit committee or to have an audit committee financial expert to serve on such committee. We hope to comply with those requirements in the future.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

     When reviewing the Forms 3, 4 and 5 filed, we found that one officer and one director failed to file on a timely basis reports on Form 3 required by
Section 16(a) of the Securities Exchange Act of 1934, as amended. We also found that the Form 3 filed by our Chief Executive Officer and chairman of the board of directors, inadvertently failed to mention that the he is also a greater than 10% shareholder. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no other officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

     We have adopted a Code of Ethics for Executive and Financial Officers, a code of ethics that applies to our chief executive officer, chief financial officer, corporate controller and other finance organization employees, and a Code of Conduct, which applies to all of our employees. The Code of Ethics and the Code of Conduct are publicly available on our website at www.defense-industries.com. Written copies are available upon request. If we make any substantive amendments to the Code of Ethics or the Code of Conduct or grant any waivers, including any implicit waiver, from a provision of these codes to our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on our website.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the compensation earned by our Chief Executive Officer. None of our executive s received compensation for the fiscal year 2003 in excess of $100,000. Our directors do not receive compensation for their services on the board of directors or any committee thereof. All of our directors are reimbursed for their expenses for each board of directors meeting attended.

     At December 31, 2004 we did not have any equity compensation plans, beside the employment agreement with Mr. Tosh, our President.


                           Summary Compensation Table

                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                ----------------------------       ----------------------------------------------------
                                                                           AWARDS                     PAYOUTS
                                                                   -----------------------     ------------------------
                                                                                 SECURITIES
                                                  OTHER ANNUAL     RESTRICTED    UNDER-LYING      LTIP       ALL OTHER
    NAME AND                    SALARY    BONUS   COMPENSATION   STOCK AWARD(S)  OPTIONS/SARS   PAYOUTS    COMPENSATION
PRINCIPAL POSITION      YEAR      ($)      ($)         ($)            ($)            (#)          ($)           ($)
       (a)              (b)       (c)      (d)         (f)            (f)            (g)          (h)           (i)
------------------    -------   -------   ------    --------       --------       --------     --------    ------------
Joseph Postbinder       2003    $45,906     0           0              0              0            0             0

Joseph Postbinder       2004    $46,889     0           0              0              0            0             0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number of shares of common stock beneficially owned as of March 8, 2005 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2004; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

                                                         Number of
                                                          Ordinary   Percentage of
                                                           Shares     Outstanding
                                                        Beneficially   Ordinary
Name (1)                                                 Owned (2)    Shares (3)
--------                                                 ---------    ----------
Joseph Postbinder (5)                                    19,440,212     76.7
Baruch Tosh                                                       -      0
Meira Postbinder(5)                                           9,788      *
Dan Zarchin                                                       -      0
Tsippy Moldovan                                              55,000      *
Avraham Hatzor (4)                                          262,500      1.0
General Richard D. Hearney                                        -      -
Motti Hassan                                                      -      -
All officers and directors as a group ([  ] persons)     19,867,500     78.4%


*    Less than 1% percent
----------

     (1) The addresses of Joseph Postbinder, Baruch Tosh, Meira Postbinder, Dan Zarchin, Tsippy Moldovan, Avraham Hatzor , General Richard D. Hearney and Motti Hassan are c/o Defense Industries International, Inc., 8 Brisel Street, Industrial Zone Sderot, Israel.

     (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

     (3) Based upon 25,350,000 shares outstanding.

     (4) Includes 239,477 shares held through Achidatex and 23,023 shares are held directly.

     (5) Joseph Postbinder is the spouse of Meira Postbinder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

FACILITY LEASE

     We lease approximately 2,000 square meters of a building in the Erez Industrial Area from Mr. Joseph Postbinder, our Chief Executive Officer and Chairman of the board of directors. Our annual rental expense for this building was $85,500 in 2004 when the lease was for 2,500 square meters. In 2005 the rental expense is reduced to $68,400. We believe that our rental expense for this building was fair under the circumstances and that our rent is approximately 20% below prevailing fair market prices.

     Under a lease agreement effective since January 1, 2001, we lease an industrial building located in the Nazareth Industrial Zone. The lease expired in December 31, 2004 and was renewed until December 31, 2008. The annual rental payments were approximately $180,000 in 2004. This building is owned by a related party, a company owned by the shareholders of Achidatex, Mr. Avraham Hatzor, Mr. Fredy Davidovitz , Mr, Shmuel Davidovitz and a company owned by Mr. Postbinder. We believe that our rental expenses for this building is fair under the circumstances and that our rent is approximately 30% below prevailing fair market prices.

ITEM 13. EXHIBITS


     The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit
Number         Description
------         -----------
3.1            Certificate of Incorporation, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2001.

3.2            Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference from the
               Filing on Schedule 14C, filed with the Commission on December 30, 2002.

4.1            Share Exchange Agreement, dated March 25, 2002, incorporated herein by reference from the filing on
               Form 8-K filed with the Commission on April 14, 2002.

10.1           Form of Settlement and Release Agreement

10.2           Translation of Employment Agreement with Mr. Tosh

23.1           Subsidiaries of the Company

31.1           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
               Securities Exchange Act, as amended.

31.2           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
               Securities Exchange Act, as amended.

Exhibit
Number         Description
------         -----------
32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS

     The following table sets forth, for each of the years indicated, the fees paid to our independent public accountants and the percentage of each of the fees out of the total amount paid to the accountants.


                                     YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------
                                    2003                         2004
                          -----------------------    --------------------------
  SERVICES RENDERED          FEES     PERCENTAGES       FEES        PERCENTAGES
  -----------------       ----------  -----------    ----------     -----------
Audit (1)                   $61,000          100%      $76,000           100%
Audit-related (2)                 -            -             -             -
Tax (3)                           -            -             -             -
Other (4)                         -            -             -             -
Total                       $61,000          100%      $76,000           100%


----------
(1) Audit fees consist of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide.

PRE-APPROVAL POLICIES AND PROCEDURES

     Our board of directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Weinberg & Company, P.A.. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the board of directors' approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the board of directors' members, but the decision must be presented to the board of directors at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DEFENSE INDUSTRIES INTERNATIONAL, INC.

Dated:  April 15, 2005            /S/ Joseph Postbinder
                                  ---------------------
                                  Joseph Postbinder
                                  Chairman and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below on April 15, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

                                  /S/ Joseph Postbinder
                                  ---------------------
                                  Joseph Postbinder
                                  Chairman and Chief Executive Officer

                                  /S/ Baruch Tosh
                                  ---------------
                                  Baruch Tosh
                                  President

                                  /S/ Meira Postbinder
                                  --------------------
                                  Meira Postbinder
                                  Vice President of Finance and Director

                                  /S/ Tsippy Moldovan
                                  -------------------
                                  Tsippy Moldovan
                                  Chief Financial Officer and Director

                                  /S/ Avraham Hatzor
                                  ------------------
                                  Avraham Hatzor
                                  Chief Operations Officer and Director

                                  /S/ Dan Zarchin
                                  ---------------
                                  Dan Zarchin
                                  Director

                                  /S/ General Richard D. Hearney
                                  ------------------------------
                                  General Richard D. Hearney
                                  Director

                                  /S/ Motti Hassan
                                  ----------------
                                  Motti Hassan
                                  Director

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES


                                    CONTENTS
                                    --------
PAGE         F - 1          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGES    F - 2 - F - 3      CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003

PAGE         F - 4          CONSOLIDATED  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
                            2004 AND 2003

PAGE         F - 5          CONSOLIDATED  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
                            2004 AND 2003

PAGE         F - 6          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGES    F - 7 - F - 28     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Defense Industries International, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Defense Industries International, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 25, 2005

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                                     ASSETS

                                                                                      2004             2003
                                                                                   ----------       ----------
CURRENT ASSETS
 Cash and cash equivalents                                                         $  505,013       $  784,026
 Accounts receivable, net of allowance for doubtful accounts of $105,927 and
  $68,345, respectively                                                             2,495,861        1,912,747
 Accounts receivable - related parties, net                                           374,458          322,373
 Inventories                                                                        2,809,019        2,115,825
 Investments in marketable securities                                                 808,102          704,046
 Deferred taxes                                                                        43,049           45,353
 Other current assets                                                                 402,325          422,489
                                                                                   ----------       ----------
      Total Current Assets                                                          7,437,827        6,306,859
                                                                                   ----------       ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  1,761,842        1,662,902
                                                                                   ----------       ----------

OTHER ASSETS
 Deposits for the severance of employer-employee relations                            483,334          437,963
 Deferred taxes, long-term                                                             60,326          232,713
 Intangible assets, net                                                                31,337           41,105
                                                                                   ----------       ----------
      Total Other Assets                                                              574,997          711,781
                                                                                   ----------       ----------

TOTAL ASSETS                                                                       $9,774,666       $8,681,542
                                                                                   ==========       ==========



         The accompanying notes are an integral part of the consolidated financial statements.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               2004               2003
                                                                                            -----------        -----------
CURRENT LIABILITIES
 Accounts payable                                                                           $ 1,026,162        $   730,561
 Short-term debt                                                                                652,913            719,642
 Current portion of long-term debt                                                              407,227            489,524
 Other current liabilities                                                                    1,006,959            603,514
                                                                                            -----------        -----------
      Total Current Liabilities                                                               3,093,261          2,543,241
                                                                                            -----------        -----------

LONG-TERM LIABILITIES
 Long-term portion of debt                                                                      731,442            728,678
 Provision for the severance of employer-employee relations                                     336,101            290,573
 Minority interest                                                                              902,771            852,914
                                                                                            -----------        -----------
      Total Long-Term Liabilities                                                             1,970,314          1,872,165
                                                                                            -----------        -----------

TOTAL LIABILITIES                                                                             5,063,575          4,415,406
                                                                                            -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 50,000,000 shares authorized, none issued and
  outstanding                                                                                         -                  -
 Common stock, $.0001 par value, 250,000,000 shares authorized, 25,350,000 issued and
  outstanding                                                                                     2,535              2,535
 Additional paid-in capital                                                                   1,711,450          1,711,450
 Retained earnings                                                                            3,148,950          2,767,781
 Accumulated other comprehensive loss                                                          (151,844)          (215,631)
                                                                                            -----------        -----------

TOTAL SHAREHOLDERS' EQUITY                                                                    4,711,091          4,266,136
                                                                                            -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 9,774,666        $ 8,681,542
                                                                                            ===========        ===========


         The accompanying notes are an integral part of the consolidated financial statements.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                   2004                2003
                                                                                               ------------        ------------
NET REVENUES                                                                                   $ 12,036,404        $  9,031,963

COST OF SALES                                                                                     8,811,955           6,455,315
                                                                                               ------------        ------------

GROSS PROFIT                                                                                      3,224,449           2,576,648
                                                                                               ------------        ------------

OPERATING EXPENSES
 Selling                                                                                            862,267             862,155
 General and administrative                                                                       1,489,440           1,414,531
                                                                                               ------------        ------------
       Total Operating Expenses                                                                   2,351,707           2,276,686
                                                                                               ------------        ------------

INCOME FROM OPERATIONS                                                                              872,742             299,962
                                                                                               ------------        ------------

OTHER INCOME (EXPENSE)
 Financial expense, net                                                                            (157,505)           (240,815)
 Other income, net                                                                                   46,438             168,715
                                                                                               ------------        ------------
       Total Other Expense                                                                         (111,067)            (72,100)
                                                                                               ------------        ------------

INCOME BEFORE INCOME TAXES                                                                          761,675             227,862

Less: income tax expense                                                                            338,745              94,554
                                                                                               ------------        ------------

Income before minority interest                                                                     422,930             133,308

Less: minority interest                                                                              41,761               5,337
                                                                                               ------------        ------------

NET INCOME                                                                                          381,169             127,771
                                                                                               ------------        ------------

OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain, net of minority interest gain of $8,097 and $29,488,
  respectively                                                                                       63,787             237,150
 Unrealized gain on available-for-sale securities                                                         -               5,128
                                                                                               ------------        ------------
 Other comprehensive gain before tax                                                                 63,787             242,278
 Income tax expense related to items of other comprehensive income                                  (22,325)            (87,220)
                                                                                               ------------        ------------

  TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX                                                       41,462             155,058
                                                                                               ------------        ------------

COMPREHENSIVE INCOME                                                                           $    422,631        $    282,829
                                                                                               ============        ============

Net income per share - basic and diluted                                                       $       0.02        $       0.01
                                                                                               ============        ============

Weighted average number of shares outstanding - basic and diluted                                25,350,000          25,350,000
                                                                                               ============        ============

         The accompanying notes are an integral part of the consolidated financial statements.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                     Common Stock                 Additional
                                                  Common Stock                       To Be Issued                  Paid-In
                                              Shares           Amount           Shares            Amount           Capital
                                            ----------       ----------       ----------        ----------        ----------
Balance, December 31, 2002                  25,100,000       $    2,510          250,000        $       25        $1,711,450

Issuance of common stock                       250,000               25         (250,000)              (25)                -

Foreign currency translation gain                    -                -                -                 -                 -

Unrealized gain on available for sale
 securities                                          -                -                -                 -                 -

Amortization of deferred consulting
 expense                                             -                -                -                 -                 -

Net income                                           -                -                -                 -                 -
                                            ----------       ----------       ----------        ----------        ----------

Balance, December 31, 2003                  25,350,000            2,535                -                 -         1,711,450

Foreign currency translation gain                    -                -                -                 -                 -

Net income                                           -                -                -                 -                 -
                                            ----------       ----------       ----------        ----------        ----------

BALANCE, DECEMBER 31, 2004                  25,350,000       $    2,535                -        $        -        $1,711,450
                                            ==========       ==========       ==========        ==========        ==========



                                                              Accumulated
                                                                Other           Deferred
                                             Retained        Comprehensive     Consulting
                                             Earnings            Loss            Expense            Total
                                            ----------       ----------        ----------        ----------
Balance, December 31, 2002                  $2,640,010       $ (457,909)       $  (43,000)       $3,853,086


Issuance of common stock                             -                -                 -                 -

Foreign currency translation gain                    -          237,150                 -           237,150

Unrealized gain on available for sale
 securities                                          -            5,128                 -             5,128

Amortization of deferred consulting
 expense                                             -                -            43,000            43,000

Net income                                     127,771                -                 -           127,771
                                            ----------       ----------        ----------        ----------

Balance, December 31, 2003                   2,767,781         (215,631)                -         4,266,135

Foreign currency translation gain                    -           63,787                 -            63,787

Net income                                     381,169                -                 -           381,169
                                            ----------       ----------        ----------        ----------

BALANCE, DECEMBER 31, 2004                  $3,148,950       $ (151,844)       $        -        $4,711,091
                                            ==========       ==========        ==========        ==========

         The accompanying notes are an integral part of the consolidated financial statements.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                     2004                 2003
                                                                                                   -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                        $   381,169        $   127,771
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                        286,011            298,608
  Provision for doubtful accounts                                                                       37,582             10,104
  Deferred consulting expense recognized from stock issued for services                                      -             43,000
  Deferred taxes                                                                                       174,691             46,931
  Minority interest in income of subsidiary                                                             41,761              5,537
  Net realized and unrealized gain on marketable securities                                            (47,111)          (143,436)
  Gain from sale of fixed assets                                                                        (1,117)            (7,546)
 Changes in operating assets and liabilities:
  Increase in accounts receivable                                                                     (672,781)           (70,140)
  Decrease (increase) in inventories                                                                  (693,194)          (380,859)
  Decrease (increase) in other current assets                                                           20,164           (235,621)
  Decrease (increase) in deposits for employee relations                                               (45,371)           (23,613)
  Decrease in accounts payable                                                                         295,601           (252,242)
   Decrease in other current liabilities                                                               403,445           (144,674)
  Decrease in provision for the severance of employer-employee relations                                45,528           (107,363)
                                                                                                   -----------        -----------
        Net Cash Provided By (Used In) Operating Activities                                            226,378           (833,543)
                                                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                          (355,211)           (85,037)
  Proceeds from sale of property, plant and equipment                                                    1,117             25,134
  Proceeds received from repayment of officer note receivable                                                -            380,986
  Proceeds from sale of marketable securities                                                          280,886            969,818
  Purchases of marketable securities                                                                  (326,217)        (1,000,262)
                                                                                                   -----------        -----------
        Net Cash (Used In) Provided By Investing Activities                                           (399,425)           290,639
                                                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term debt, net                                                          (66,729)           293,644
  Proceeds from long term debt                                                                         409,004            388,216
  Payments on long-term debt                                                                          (501,274)          (367,898)
                                                                                                   -----------        -----------
        Net Cash (Used In) Provided By Financing Activities                                           (158,999)           313,962
                                                                                                   -----------        -----------

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH                                                             53,033            181,148
                                                                                                   -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (279,013)           (47,794)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                         784,026            831,820
                                                                                                   -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                           $   505,013        $   784,026
                                                                                                   ===========        ===========

INTEREST PAID                                                                                      $   121,949        $   188,345
                                                                                                   ===========        ===========

TAXES PAID                                                                                         $   160,736        $   146,192
                                                                                                   ===========        ===========

         The accompanying notes are an integral part of the consolidated financial statements.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

NOTE 1 DESCRIPTION OF BUSINESS

     Defense Industries International, Inc. and subsidiaries (the "Company") is a manufacturer and global provider of personal military and civilian protective equipment and supplies. The Company's products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world.

     The Company's main products include body armor, bomb disposal suits, bullet proof vests and jackets, ballistic wall coverings, bullet proof ceramic and polyethylene panels, V.I.P. car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products, tents and other camping and travel gear.

     Defense Industries International, Inc. is a holding company whose subsidiaries include Export Erez USA, Inc., or Export Erez, and Rizzo Inc. Export Erez is a holding company whose subsidiaries include Export Erez, Ltd., a wholly owned subsidiary, Mayotex, Ltd., or Mayotex, a wholly owned subsidiary , Dragonwear Trading Ltd., or Dragonwear, a wholly owned subsidiary and Achidatex Nazareth Elite (1977) Ltd., or Achidatex, a majority owned subsidiary.

     Export Erez Ltd. was incorporated in Israel on January 23, 1983 under the name R.T.V. Ltd., and changed its name to Export Erez Ltd. on April 25, 1987. Export Erez Ltd. is principally engaged in the design, production and marketing of personal military and civilian protective equipment and supplies such as body armor, bomb disposal suits, bulletproof vests, and associated heavy fabric products, such as battle pouches and combat harness units, tents and other camping equipment.

     Mayotex Ltd. was incorporated in Israel on March 7, 1990. Mayotex is engaged in weaving, processing, dyeing, cutting and sewing of fabric to make the heavy-duty and bulletproof fabrics used by Export Erez Ltd. in manufacturing its finished products and goods, and in VIP car armoring and lightweight vehicle armor kits production.

     Dragonwear Trading Ltd. was incorporated in Cyprus in October 2000 and is engaged in trading textile products.

     Achidatex Nazareth Elite (1977) Ltd. was incorporated in Israel on August 2, 1977 as a limited liability company under the Israeli Companies Ordinance. Export Erez acquired 76% of Achidatex shares on June 18, 2001, from Mr. Avraham Hatzor, Mr. Fredy Davidovitz and Mr. Shmuel Davidovitz, which individuals retain 24% of the outstanding Achidatex shares. Achidatex is a leading manufacturer of ballistic shields, long term storage systems, liquid logistic products, combat flak jackets, tents and other personal military and civilian protective equipment and supplies.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     On February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. a California corporation, a company incorporated under the laws of California, and doing business under the name Owen Mills Company. Owen Mills specializes in military and industrial sewing of marine and ballistic fabric products. The acquisition of Owen Mills provides the Company with the ability to manufacture many of our products in the U.S.

     On March 25, 2002, under a share exchange agreement (the "Agreement"), Pawnbrokers Exchange, Inc. ("PEI"), a reporting public company with no operations at that time, acquired 100% of the issued and outstanding common stock of Export Erez USA, Inc. in exchange for 21,000,000 shares of common stock of PEI. Immediately after the acquisition, there were 25,000,000 shares of PEI outstanding. As a result of the exchange, Export USA became a wholly owned subsidiary of PEI and the shareholders of Export USA became shareholders of approximately 84% of PEI. Generally accepted accounting principles require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as an acquisition of PEI by Export USA and a recapitalization of Export USA. Accordingly, the consolidated financial statements include the following:
     (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost on the date of the acquisition; (2) The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the acquiree from the date of the acquisition.

     On June 18, 2001, Export USA acquired 76% of the total share capital of Achidatex Nazareth Elite (1977) Ltd. ("Achidatex"). Achidatex manufactures and markets ballistic shields.

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

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where some of the operations of the Company are located. The Company owns facilities, leases other facilities and maintains equipment and inventory within this area. The Israeli Government's initial decision to evacuate the Gaza Strip was backed by resolutions to compensate the Israeli Gaza Strip settlers as well as businesses and property owners in the Gaza Strip and in the Erez Industrial Zone. While the Israeli Government hasn't decided the date when they will start to evacuate the Industrial Zone, there isn't any doubt that it will evacuate the area but not before the Government comes to an agreement with the businesses and property owners for their compensation. The compensation is mentioned in the "Evacuation Law" resolution that was adopted by the Israeli Parliament, however, the amount of the compensation itself will be negotiable.

     During the last half of 2004, the Company started to prepare for the eventual evacuation by merging existing production facilities. The Company moved its "light cut and sew" operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. The Erez Zone operation will continue and inventories will continue to be maintained there until the evacuation occurs.

     Due to the Company's anticipation that it will be reimbursed for all costs related to the evacuation of the Erez Industrial Zone, and the fact that the facility is still operating and the equipment will be relocated, no impairment or accrued liabilities have been recorded at December 31, 2004.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

     (A) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (1977) Ltd. The minority interest represents the minority shareholders' proportionate share of Achidatex.

     All significant inter-company accounts and transactions have been eliminated in consolidation.

     (B) FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Export Erez, Ltd., Mayotex Ltd., and Achidatex Nazareth Elite is the New Israeli Shekel (NIS). The functional currency of Dragonwear Trading Ltd. is the Cyprus Pound (CYP). The financial statements of Dragonwear are translated into NIS. The financial statements for all of these entities are then translated into United States dollars from NIS at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

     Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2004 and 2003,a gain (loss) of $40,544 and ($64,214), respectively are included in financial expense, net in the accompanying consolidated statements of income and comprehensive income
     (loss).

     (C) COMPREHENSIVE INCOME

     The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company's subsidiaries expressed in NIS to United States dollars are reported as Other Comprehensive Income in the consolidated statements of income and as Accumulated Other Comprehensive Loss in the statements of changes in shareholders' equity.

     The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sales securities at their fair market value at year end are reported as Other Comprehensive Income in the consolidated statements of income and as Accumulated Other Comprehensive Loss in the statements of changes in shareholders' equity (See Note 2(H)).

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     Amounts reported in net income and other comprehensive income for the years ended December 31, 2004 and 2003 are presented net of an assumed tax rate of 35% and 36%, respectively as follows:


                                                                                 2004             2003
                                                                              -----------       --------
        Other comprehensive income:
        Holding gain arising during period, net of tax                        $         -       $ 95,082
        Reclassification adjustment, net of tax                                         -        (91,800)
                                                                              -----------       --------
          Net gain recognized in other comprehensive income, net of tax       $         -       $  3,282
                                                                              ===========       ========

     (D) USE OF ESTIMATES

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

     (E) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments are principally non-derivative assets and non-derivative liabilities (non-derivative assets include cash and cash equivalents, deposits in banks and other financial institutions, marketable securities, trade accounts receivable, other assets; non-derivative liabilities include short-term debt, trade accounts payable, and other liabilities). Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in the consolidated financial statements. The carrying amount of the Company's long-term debt approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

     (F) CONCENTRATIONS OF CREDIT RISK

     At December 31, 2004 and 2003, the Company held cash and cash equivalents, in the aggregate amount of $556,513 and $784,026, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

     A significant portion of the Company's sales are made to government institutions and private industry in Israel. Consequently, the exposure to credit risks relating to these trade receivables is limited. Export sales are made primarily with a letter of credit by the buyer or under controlled credit with specific accredited customers, so the receivable is collectible. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     (G) CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     (H) INVESTMENTS IN MARKETABLE SECURITIES AND BANK DEPOSIT

     The Company invests in mutual funds and common stocks in Israel and in common stocks in the United States and has a term bank deposit with a maturity of greater than three months. Available-for-sale securities are carried at market value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method. The Company reviews each marketable security to determine whether a decline in fair market value is other than temporary. If the decline is deemed other than temporary, the cost basis of the individual security is written down to fair market value as a new cost basis and the amount written down is included in operations as a realized loss.

     During the fourth quarter of 2003, the Company sold substantially all of its investments in marketable securities that were available for sale and purchased different marketable securities deemed to be trading securities. Prospectively, all investments in marketable securities were classified as trading securities. Accordingly, all securities as of December 31, 2004 and 2003 are carried at their fair market value based upon quoted market prices of those investments at year end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income for the years ended December 31, 2004 and 2003. Accordingly, there is no unrealized gain or loss in marketable securities included in accumulated other comprehensive income (loss) as of December 31, 2004 and 2003.

     (I) INVENTORIES

     Inventories are valued at the lower of cost or market value using the first-in first-out method for raw materials. The cost includes expenses for freight-in transportation. The specific identification method is used for finished goods since all orders are custom orders for customers.

     (J) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. Under Statement of Financial Accounting Standards ("SFAS) No.144, these long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, the Company reviews its long-lived assets for impairment based on estimated future non-discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. There has been no impairment loss recorded for the years ended December 31, 2004 and 2003.

     (K) INTANGIBLE ASSETS

     Intangible assets represent purchased manufacturing knowledge and are being amortized using the straight-line method over the estimated useful life of eight years.

     (L) REVENUE RECOGNITION

     Revenues from sales of products are recognized upon shipment to customers. In accordance with Staff Accounting Bulletin ("SAB") No.101 "Revenue Recognition in Financial Statement" (as updated by SAB 104) revenue is recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable.

     The Company provides a warranty on goods ranging from three to four years. The Company's policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, the Company has not established a reserve at December 31, 2004 and 2003.

     (M) SEGMENTS

     During 2004 and 2003, the Company operated and managed two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical (See Note 15(A) for segment information).

     (N) INCOME TAXES

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

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     (O) PER SHARE DATA

     Basic net income per common share is computed based on the weighted average common shares outstanding during the year. Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year. There were no common stock equivalents outstanding at December 31, 2004 and 2003.

     (P) SHIPPING AND HANDLING FEES

     The Company includes shipping and handling fees billed to customers as revenues and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of income are shipping and handling fees of $17,474 and $11,187 for the years ended December 31, 2004 and 2003, respectively.

     (Q) ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expenses included in selling expenses were $66,996 and $36,342 for the years ended December 31, 2004 and 2003, respectively.

     (R) RESEARCH AND DEVELOPMENT COSTS

     Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $121,345 and $124,435 for the years ended December 31, 2004 and 2003.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     (S) RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No 151, "Inventory Costs". SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. SFAS No. 151 will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows. In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets", an amendment of Accounting Principles Bpard ("APB") Opinion No. 29. The guidance in APB Opinion No.29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on value of the assets exchanged. APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a material effect on its financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

NOTE 3 INVESTMENT IN MARKETABLE SECURITIES

     During the first three quarters of 2003, the Company classified its investments in marketable securities as available for sale, and those that it intended to hold for more than one year as non-current. Unrealized holding gains and losses were reported as a separate component of shareholders' equity as part of other comprehensive income (loss), until realized. During the fourth quarter of 2003, the Company reclassified its investment in marketable securities from available for sale to trading. A reconciliation of original cost to market value for securities held at December 31, 2004 and 2003 follows:

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

                                                                     2004           2003
                                                                   --------       --------
Investment in marketable securities, at cost                       $687,262       $560,610
Unrealized gain on trading securities                                69,340        102,365
Net unrealized holding gain on available for sale securities              -         41,071
                                                                   --------       --------
Investment in marketable securities at fair market value           $756,602       $704,046
                                                                   ========       ========

     In July 2004 the Company invested $51,500 in a term bank deposit, bearing 2% of annual interest and matures in August 2006.

NOTE 4 INVENTORIES

     Inventories as of December 31, 2004 and 2003 consisted of the following:

                                 2004             2003
                              ----------       ----------
       Raw materials          $1,639,456       $1,175,453
       Work in progress          837,836          796,100
       Finished goods            331,727          144,272
                              ----------       ----------

                              $2,809,019       $2,115,825
                              ==========       ==========

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2004 and 2003 consisted of the following:

                                                                             ESTIMATED
                                          2004               2003           USEFUL LIFE
                                   -----------------  ----------------  ------------------
Buildings                            $   178,797        $   157,337        15-25 Years
Leasehold improvements                   254,566            248,609           10 Years
Motor vehicles                           374,285            368,213          5-7 Years
Office equipment and furniture           315,769            284,943         3-14 Years
Equipment                              2,795,513          2,459,745            5 Years
                                     -----------        ------------
                                       3,918,930          3,518,847
Less: Accumulated depreciation        (2,157,088)        (1,855,945)
                                     -----------        ------------

                                     $ 1,761,842        $ 1,662,902
                                     ===========        ============

     Depreciation expense for the years ended December 31, 2004 and 2003 was $276,243 and $292,238, respectively.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


     During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where some of the operations of the Company are located. The Company owns facilities and maintains equipment within this area. The Company moved its "light cut and sew" operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. The Erez Industrial Zone operation will continue until the evacuation occurs.

     Due to the Company's anticipation of being reimbursed for all costs related to the evacuation of the Erez Industrial Zone, and the fact that the facility is still operating and the equipment will be relocated, no impairment or accrued liabilities have been recorded at December 31, 2004.

NOTE 6 INTANGIBLE ASSETS

     In October 2000, the Company purchased the knowledge to manufacture ceramic plates with a ballistic cloth covering for $89,100. This amount is being amortized over the estimated useful life of eight years.

     Intangible assets as of December 31, 2004 and 2003 consisted of the following:

                                                  2004            2003
                                                --------        --------
        Purchased manufacturing knowledge       $ 89,100        $ 89,100
        Less accumulated amortization            (57,763)        (47,995)
                                                --------        --------

                                                $ 31,337        $ 41,105
                                                ========        ========

     Amortization expense for the years ended December 31, 2004 and 2003 was $9,768 and $6,370, respectively.

NOTE 7 SHORT-TERM DEBT

     Short-term debt as of December 31, 2004 and 2003 consisted of the following:

                                                           INTEREST RATES              2004               2003
                                                         --------------------     ---------------    ----------------
        Overdraft credit                                      7% - 12%            $       518,279     $       696,806
        Short-term bank loans                                 2% - 6%                     134,634              22,836
                                                                                  ---------------    ----------------

                                                                                  $       652,913     $       719,642
                                                                                  ===============    ================

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


     The overdraft credit is a revolving credit facility due on demand. The short-term bank loans include one loan due in twelve monthly installments of $1,548 per installment and a second loan of $116,058 due on demand.

     To secure its short-term liabilities and long-term loans (See Note 9), the Company has registered unlimited charges on its assets in favor of several Israeli banks on all assets, securities, notes and other trade instruments that are deposited with the banks.

NOTE 8 OTHER CURRENT LIABILITIES

     Other current liabilities as of December 31, 2004 and 2003 consisted of the following:

                                                      2004            2003
                                                  ----------       ----------
        Government                                $  103,410       $   79,686
        Employees and institutions for wage          197,120          269,419
        Shareholder loans payable                     12,181           17,358
        Advances from customers                      197,885           30,686
        Accrued expenses                             489,535          199,540
        Taxes                                          6,828            6,825
                                                  ----------       ----------

                                                  $1,006,959       $  603,514
                                                  ==========       ==========

NOTE 9 LONG-TERM DEBT

     On June 18, 2001 the Company borrowed $455,200 at an interest rate of 10%. The terms are 60 monthly payments commencing July 18, 2001 with each payment consisting of principal along with accrued interest. On May 21, 2003, this loan was amended whereby all amounts would be repaid as of February 18, 2005. As of December 31, 2004, the balance of the loan was $19,256 which amount is included in current portion of long-term debt. The balance was paid on the due date.

     On November 4, 2001, the Company borrowed $1,138,000 at an interest rate of 7.3%. The terms are 60 monthly payments commencing December 4, 2001 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2004, the balance of the loan was $421,854, of which $219,061 is included in current portion of long-term debt.

     On December 24, 2003, the Company borrowed $388,216 at an interest rate of 7%. The terms are 60 monthly payments commencing January 24, 2004 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2004, the balance of the loan was $315,977, of which $78,923 is included in current portion of long-term debt.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


     On May 31, 2004, the Company obtained two loans of $92,850 each at an interest rate of 7.02%. The terms are 56 monthly payments commencing June 1, 2004 with each payment consisting of a fixed principal along with accrued interest. As of December 31, 2004 the balance of the loan was $165,576 of which $36,413, is included in current portion of long-term debt.

     On August 6, 2004, the Company borrowed $232,126 at an interest rate of libor +1%. The terms are 38 monthly payments commencing September 6, 2004 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2004, the balance of the loan was $216,006, of which $53,573 is included in current portion of long-term debt.

     All of the Company's long-term debt is collateralized by a floating guarantee on essentially all of the Company's assets (See Note 7).

     Required principal payments (including current maturities) on long-term debt as of December 31, 2004 was as follows:


        YEAR                       AMOUNT
        ----                       ------
        2005                       407,227
        2006                       351,589
        2007                       196,745
        2008                        91,554
        2009                        91,554
                                ----------
                                 1,138,669

Less: current portion              407,227
                                ----------

Long-term portion of debt       $  731,442
                                ==========


NOTE 10 DEPOSITS AND PROVISIONS FOR THE SEVERANCE OF EMPLOYER-EMPLOYEE RELATIONS

                                                                   2004           2003
                                                                 --------       --------
Deposits for the severance of employer-employee relations        $483,334       $437,963
Provision for the severance of employer-employee relations       $336,101       $290,573

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     Under the Israeli Severance Pay Law, the Company is required to make severance payments to terminated employees who have been employed at least one year. The calculation is based on the employee's latest salary and the period employed whereby the employee is entitled to one month of severance pay for each year employed based on the last month's salary. For certain employees, including officers, the obligation for severance pay is discharged by payment of premiums to insurance companies under approved plans. Certain classes of the Company's employees are included in a comprehensive defined contribution pension plan for industrial workers and the Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 6% to 13% of the employee's salary each month to the pension fund. Contributions charged to operations were approximately $112,000 and $53,000 in 2004 and 2003, respectively. Part of the Company's contributions relate to the Company's liability for severance pay for the period commencing from the date when the employee joined the program. The amount required to cover the liability of the Company for severance pay to such employees prior to their joining the program was deposited with a severance pay fund. For employees other than those referred to above, the Company's liability is covered by regular payments to severance pay funds.

     The amounts maintained with insurance companies and the pension funds are not under control of the Company and therefore are not reflected in the financial statements. The deposits presented in the balance sheet include profits and interest in the fund accumulated to the balance sheet date. The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Pay Law as discussed above.

NOTE 11 INCOME TAXES

     The United States parent company, its United States subsidiary and the Israeli subsidiaries file separate tax returns. The Israeli companies are taxed in Israel at a flat rate of 35% and are subject to the Israel Income Tax Law (Inflation Adjustment) of 1985. Under this law, results of operations for income tax purposes are measured in real terms in accordance with the changes in the Israeli Consumer Price Index. The inflation adjustment is expressed as financing costs or income and is applied as an adjustment to book income for purposes of computing income taxes. The Company's plant expansions were granted an approved status under the law for the encouragement of capital investments and the income for the approved part will be taxed at 25%.

     Income tax expense in United States Dollars for the years ended December 31, 2004 and 2003 was as follows:

                                                  2004           2003
                                                --------       --------
        Current United States                   $      -       $ 21,639
        Current Israel                           164,054         38,933
        Deferred Israel and United States        174,691         33,982
                                                --------       --------

        Income tax expense                      $338,745       $ 94,554
                                                ========       ========

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


     The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 (computed by applying United States statutory rates and the Israeli tax rates to income before taxes) as follows:


                                                         2004              2003
                                                       ---------        ---------
Computed "expected" tax expense                        $ 320,579        $  83,030
Non-tax deductible expenses                               20,490           28,347
Inflationary adjustment                                  (15,896)          (5,714)
Tax exempt revenues or taxable at different rate         (17,490)           9,078
Prior year's taxes                                        31,062          (20,187)
                                                       ---------        ---------

                                                       $ 338,745        $  94,554
                                                       =========        =========


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:



                                                           2004              2003
                                                         ---------        ---------
Deferred taxes asset - current:
  Allowance for doubtful accounts                        $  36,014        $  24,604
  Marketable securities                                    (12,847)               -
  Provision for vacation and supplementary holiday          19,882           20,749
                                                         ---------        ---------
  Total deferred tax assets, current                     $  43,049        $  45,353
                                                         =========        =========

Deferred taxes asset, net - non current:
  Depreciable fixed assets                               $  (8,353)       $ (11,084)
  Shares issued for employee services                            -           51,128
  Net operating loss carry forward                          75,689          194,080
  Severance of employer/employee relations                  (7,010)          (1,411)
                                                         ---------        ---------
  Total deferred tax assets, non-current                 $  60,326        $ 232,713
                                                         =========        =========

     At December 31, 2004, the United States parent company and its United States subsidiary had net operating loss carry forwards of approximately $264,112 for income tax purposes, available to offset future taxable income expiring in 2023, which resulted in a deferred tax asset of $75,689. The United States parent company and its United States subsidiary did not record a valuation allowance at December 31, 2004 because it was more likely than not that they would avail themselves of the tax benefit generated by the net operating loss carry forwards.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

NOTE 12 COMMITMENTS AND CONTINGENCIES

     (A) OPERATING LEASE AGREEMENTS

     1. Under a lease agreement dated January 1, 1998, between the Company and a principal shareholder of the Company, the Company leases an industrial building located in the Erez Industrial Zone (See Note 14(A)). The lease term is for one year and is renewable for an additional period of one year at the end of each term. The annual rental payments are approximately $85,500. The Company is subleasing one-third of the building to its wholly-owned subsidiary, Mayotex Ltd. The sublease terms are identical to the Company's and the annual proceeds from rental payments are approximately $14,400. During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where some of the operations of the Company are located. As a consequence the Company started to prepare for the eventual evacuation by merging existing production facilities. The Company moved its "light cut and sew" operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. Commencing in 2005 the Company leases only 2,000 square meters of this industrial building compared to 2,500 square meters in previous years, and the annual rental payment was reduced to $68,400.

     2. Under a lease agreement effective January 1, 1998, the Company leases an industrial building located near the city of Netivot. The annual rental payments are approximately $10,000. The lease expired on December 31, 2004 and was not renewed.

     3. Under a lease agreement effective January 1, 2002, the Company leases an industrial building located in the Erez Industrial Zone. The lease term is for one year and is renewable for additional one-year periods at the end of each term. The annual rental payments totaled approximately $19,200.

     4. Under a lease agreement effective January 1, 2002, the Company leases an industrial building located in the Ashdod Industrial Zone. The lease term is for one year and is renewable for additional one-year periods at the end of each term. The annual rental payments totaled approximately $12,000.

     5. Under a lease agreement effective January 1, 2001, the Company leases an industrial building located in the Nazareth Industrial Zone. The lease term is for four years expiring December 31, 2004. The annual rental payments are approximately $180,000. This building is owned by a related party (See Note 14(A)). The lease was renewed in January 1, 2005 for an additional three years under the same lease terms.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


     6. Under a lease agreement effective January 1, 2001, the Company leases an industrial building located in the Petach Tikva Industrial Zone. The lease term is for five years expiring December 31, 2005. The annual rental payments are approximately $21,600.

     7. The Company also owns and occupies an industrial building in the Erez Industrial Zone. No mortgage or lien exists on this building.

     Future minimum lease payments for the operating leases were follows as of December 31, 2004:


                                                YEAR        AMOUNT
                                                ----       --------

                                                2005        201,600
                                                2006        180,000
                                                2007        180,000
                                                           --------

                                                           $561,600
                                                           ========

     Rent expense under the operating leases for the years ended December 31, 2004 and 2003 was $328,300 and $325,355, respectively.

     (B) CONSULTING AGREEMENTS

     On October 24, 2002, the Company entered into a consulting agreement with a consultant whereby the consultant agreed to act as the Company's exclusive financial advisor and private placement agent. The consultant was entitled to an engagement fee of $25,000 (paid in 2002) upon execution of the agreement and an additional $25,000 (paid in 2003) for a retainer fee upon completion of a private placement memorandum. The agreement expired on December 31, 2003. The Company has no further obligation under this agreement.

     On April 8, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 100,000 shares of common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. The remaining consulting expense of $43,000 was recognized for the year ended December 31, 2003.

     (C) OTHER AGREEMENTS

     On May 20, 2003, the Company entered into a joint venture with a South American company to supply bulletproof vests to a local police authority. Under the terms of the agreement, the parties agreed to collaborate on the development, manufacture and supply of products for an initial period of fifteen months. During the year ended December 31, 2003, the Company received an order for approximately $540,000, which was delivered in the fourth quarter. In the first quarter of 2004, the Company received an additional order for $600,000, which was delivered in the second quarter of 2004.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     Effective January 1, 2003, the Company entered into a licensing agreement with a firearms manufacturer to use the manufacturer's trademarks in connection with the manufacture and sale of the Company's armored vests and apparel and armored wall fabric products worldwide. The agreement was to expire June 30, 2006, but could have been extended upon mutual agreement for an additional three-year term. The agreement required the Company to pay a royalty of 5% of net sales of products with the licensee's trademarks. No royalties were paid nor are any royalties due under this agreement for the year ended December 31, 2003. On July 22, 2003, the Company assigned this licensing agreement to an unrelated corporation. The Company will still be able to provide certain products to the assignee to be sold and marketed under the firearms manufacturer's name. Under the assignment, the Company is relieved of certain real and contingent liabilities associated with the agreement including minimum royalties, the cost of securing and maintaining product liability insurance, and allotment of a marketing budget.

     (D) CONTINGENCIES

     1. The Company's subsidiary, Achidatex, received grants in the past from the Fund for Encouragement of Foreign Sales of the Ministry of Industry and Trade. Achidatex is required to pay royalties of 3% from the additional export sales each year through 1999 compared with the calendar year in which its plan was submitted. The grants received were recorded as a liability to which future royalties would be applied against. The remaining liability was extinguished and recognized as revenue during 2003.

     2. Liens existed on the assets of the Company's subsidiary, Achidatex, in favor of the State of Israel in respect of grants that the Company received in the past and for which the Company received final implementation approval in 1996. These liens were removed in 2003. No royalties were paid nor are any royalties due under this agreement for the years ended December 31, 2004 and 2003.

     3. The Company has an employment agreement with the President of the Company, pursuant to which the President is entitled to additional compensation of 1.5% of the growth in the Company's total sales since 2002. The President, at his option, may receive shares of common stock in lieu of cash. As of December 31, 2004, the President was entitled to bonus compensation in the amount of $21,102, or 42,204 shares of the Company's common stock in lieu of such compensation (having a fair value of $48,957), which was accrued and included in other current liabilities. As of March 23, 2005, the President had not received such compensation.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     (E) OTHER MATTERS

     During 2003, the Company discovered that a competitor had allegedly sold products using the Company's name and logo without the Company's permission to a customer located in Mexico. The Company engaged counsel in Mexico and also reported the incident to Israeli authorities. In 2004, several of the managers and key personnel of the competitor were arrested and/or held for investigation. The Company has not determined what further actions, if any, it will take regarding this matter.

NOTE 13 SHAREHOLDERS' EQUITY

     (A) ISSUANCES OF COMMON STOCK

     On April 8, 2002, the Company entered into a one-year agreement with a consultant whereby the Company issued 100,000 shares of common stock in return for future consulting services. The 100,000 shares were valued at $172,000, the fair market value of the common stock on the grant date based on the prevailing market price. Consulting expense of $43,000 was recognized during 2003.

     On November 29, 2001, the Company entered into a one-year agreement with a consultant whereby the consultant would assist the Company to acquire public listing on a stock exchange, to raise capital and to settle disputes the Company had with other companies. In return, the Company agreed to issue 10,000 shares of the Company's common stock monthly and to reimburse the consultant for out-of-pocket expenses. For settling the disputes, the consultant was also entitled to additional equity compensation. The agreement with the consultant was itself disputed during 2002 and a settlement was signed on May 1, 2003. Under the terms of the settlement, the Company in 2003 issued 100,000 shares (shown as to be issued as of December 31, 2002) valued at $60,000 (based on the fair market value of the services provided since the Company's stock had not yet begun trading at the time the agreement was executed) and paid $51,069 for reimbursement of out-of-pocket expenses.

NOTE 14 RELATED PARTIES

     (A) TRANSACTIONS WITH RELATED PARTIES

     The Company has signed lease agreements with the principal shareholder of the Company and a sublease agreement with its wholly owned subsidiary, Mayotex Ltd. (See Note 12(A)(1) and Note 14 (C) (ii)). The Company's subsidiary, Achidatex, has signed lease agreements with a company owned by minority shareholders of Achidatex (See Note 12(A)(5)).

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003


     (B) INCOME AND (EXPENSES) FROM TRANSACTIONS WITH RELATED PARTIES

                                                     2004             2003
                                                  ---------        ---------
Salaries and related expenses (See Note 16)       $(167,935)       $(167,456)
Lease and rent expenses                            (232,252)        (253,576)
Sales to affiliate company**                         84,104          112,510



     (C) BALANCES WITH RELATED PARTIES

     (I) ACCOUNTS RECEIVABLE

                                     2004           2003
                                   --------       --------
         Customers in Israel
         Affiliate company*        $ 69,193       $ 66,375
         Affiliate company**        305,265        255,998
                                   --------       --------

                                   $374,458       $322,373
                                   ========       ========

     *The principal shareholder of the Company is a principal shareholder of this affiliate. The receivable resulted from the sale of products in the ordinary course of business.

     **Some of the shareholders of this affiliate are the minority shareholders in Achidatex. The receivable resulted from the sale of products in the ordinary course of business.

     (II) NOTE RECEIVABLE - OFFICER

     On January 15, 2002, the Company made an advance of $400,000 on behalf of the Company's controlling shareholder who is also an officer of the Company. The note was for a term of eleven months and matured December 15, 2002, bore interest of 8% and required quarterly prepaid interest payments only. During 2002, the Company recognized $31,300 in interest income on the note receivable. In 2002, the officer paid $50,314 0f expenses on behalf of the Company, which satisfied the $31,300 interest due from the officer and $19,014 was accounted for as a reduction in the principal balance. Accordingly, the balance of the note receivable as of December 31, 2002 was $380,986. In 2003, the officer settled the note by abating one year of lease payments amounting to $85,500 and paying the remaining balance in cash including interest of $1,795 (See Note 14(A)(1)).

     For additional related party transactions, see Notes 9 and 10.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

NOTE 15 SEGMENT INFORMATION AND CONCENTRATIONS

     (A) SALES AND INCOME FROM OPERATIONS:

                            CIVILIAN LOCAL    MILITARY LOCAL   MILITARY EXPORT     CONSOLIDATED
                            ---------------   ---------------  ----------------  -----------------
December 31, 2004
 Net sales                    $ 1,636,027       $ 2,094,590       $ 8,305,787       $12,036,404
 Income from operations            81,015           149,972           641,755           872,742

December 31, 2003
 Net sales                    $ 2,286,137       $ 2,715,688       $ 4,030,138       $ 9,031,963
 Income from operations            85,591            93,815           120,556           299,962

     (B) SINGLE CUSTOMERS EXCEEDING 10% OF SALES:

                                                                           2004             2003
                                                                        ----------       ----------
Customer A (Israeli Ministry of Defense and Government of Israel)       $1,250,695       $2,079,592
Customer B (Military Export)                                            $4,003,684       $1,379,735

Accounts receivable balance
Customer A (Israeli Ministry of Defense and Government of Israel)       $  160,210       $  663,583
  Customer B (Military Export)                                          $  529,704       $        -

NOTE 16 SUBSEQUENT EVENTS

     In March 2005, the Company signed a definitive agreement to acquire all of the outstanding shares of Rizzo Inc. doing business as Owen Mills Company, a LosAngeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products.

     Under the terms of the agreement, the Company will purchase all of Rizzo Inc. outstanding stock in consideration for $200,000 in cash and shares of the Company's common stock having a value of $200,000, based on the average closing price per share of the Company's common stock for the ten trading days preceding the issuance of such shares.

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

     The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2004, assuming the acquisition had occurred at the beginning of 2004.


     Revenue                                        $13,182,599
     Net income                                     $   335,901
     Net income per share - basic and diluted       $      0.01

     During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where some of the operations of the Company are located. Consequently, the Company started to prepare for the eventual evacuation by merging existing production facilities. The Company moved its "light cut and sew" operation from the Industrial Zone Erez to Sderot as well as some of its webbing equipment to Nazareth. Under a lease agreement dated January 1, 2005 between the Company and a principal shareholder of the Company, the Company leases an industrial building located in the Sderot. The lease term is for one year and is renewable for additional one-year periods at the end of each term. The annual rental payments will total approximately $43,884 based on the average exchange rate for the latest period presented.