Form 10QSB
period 2005-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2005-05-23
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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


           8 BRUSSELS ST. SDEROT, P.O. BOX 779, ASHKELON 78101, ISRAEL
                    (Address of Principal Executive Offices)

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

                               Yes [X]     No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 23, 2005 the Issuer had 25,386,463 shares of Common Stock, $.0001 par value per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                               Yes [_]   No [X]

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION:

Item 1.           Condensed Consolidated Balance Sheets as of March 31, 2005
                  (Unaudited) and December 31, 2004                                           1-2

                  Condensed Consolidated Statements of Operations and
                  Comprehensive Income for the Three Months
                  Ended March 31, 2005 and 2004 (Unaudited)                                    3

                  Condensed Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 2005
                  and 2004 (Unaudited)                                                         4

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                                 5-9

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   10

Item 3.           Controls and Procedures                                                     18

PART II - OTHER INFORMATION:

Item 1.           Legal Proceedings

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.           Default Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Shareholders

Item 6.           Exhibits and Reports on Form 8-K

Signatures

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         PART I - FINANCIAL INFORMATION

ITEM 1.

                                     ASSETS

                                                                     March 31, 2005        December 31,
                                                                      (Unaudited)              2004
                                                                      -----------          -----------
CURRENT ASSETS
 Cash and cash equivalents                                            $   528,578          $   505,013
 Accounts receivable, net of allowance for doubtful accounts
    of $117,821and $105,927, respectively                               3,907,328            2,495,861
 Accounts receivable - related parties, net                               443,834              374,458
 Inventories                                                            3,178,061            2,809,019
 Investments in marketable securities                                     851,032              808,102
 Deferred taxes                                                            38,762               43,049
 Other current assets                                                     658,315              402,325
                                                                      -----------          -----------
       Total Current Assets                                             9,605,910            7,437,827
                                                                      -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                      2,000,252            1,761,842
                                                                      -----------          -----------

OTHER ASSETS
 Deposits for the severance of employer-employee relations                485,863              483,334
 Deferred taxes, long-term                                                 70,718               60,326
 Intangible assets, net                                                    28,376               31,337

 Goodwill                                                                  80,900                    -
                                                                      -----------          -----------
         Total Other Assets                                               665,857              574,997
                                                                      -----------          -----------

TOTAL ASSETS                                                          $12,272,019          $ 9,774,666
                                                                      ===========          ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               March 31, 2005          December 31,
                                                                                                (Unaudited)               2004
                                                                                               ------------           ------------
CURRENT LIABILITIES
 Accounts payable                                                                              $  1,154,688           $  1,026,162
 Accrued expenses                                                                                 1,746,710                490,236
 Short-term debt                                                                                  1,440,266                652,913
 Current portion of long-term debt                                                                  422,287                407,227
 Common stock to be issued                                                                           80,000                      -
 Other current liabilities                                                                          486,333                516,723
                                                                                               ------------           ------------
       Total Current Liabilities                                                                  5,330,284              3,093,261
                                                                                               ------------           ------------

LONG-TERM LIABILITIES
 Long-term portion of debt                                                                          810,213                731,442
 Provision for the severance of employer-employee relations                                         351,119                336,101
 Common stock to be issued                                                                          120,000                      -
 Minority interest                                                                                  915,130                902,771
                                                                                               ------------           ------------
       Total long-term Liabilities                                                                2,196,462              1,970,314
                                                                                               ------------           ------------

TOTAL LIABILITIES                                                                                 7,526,746              5,063,575
                                                                                               ------------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 50,000,000 shares authorized, none issued and
  outstanding                                                                                             -                      -
 Common stock, $.0001 par value, 250,000,000 shares authorized, 25,350,000 issued and
   outstanding                                                                                        2,535                  2,535
 Additional paid-in capital                                                                       1,711,450              1,711,450
 Retained earnings                                                                                3,232,186              3,148,950
 Accumulated other comprehensive loss                                                              (200,898)              (151,844)
                                                                                               ------------           ------------
       Total Shareholders' Equity                                                                 4,745,273              4,711,091
                                                                                               ------------           ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 12,272,019           $  9,774,666
                                                                                               ============           ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
         COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                    AND 2004
                                   (UNAUDITED)



                                                                             For the Three          For the Three
                                                                              Months Ended          Months Ended
                                                                             March 31, 2005         March 31, 2004
                                                                             ------------           ------------
NET REVENUES                                                                 $  3,684,480           $  3,746,079
COST OF SALES                                                                   3,029,383              2,779,840
                                                                             ------------           ------------
GROSS PROFIT                                                                      655,097                966,239
                                                                             ------------           ------------

OPERATING EXPENSES
Selling                                                                           144,081                120,919
General and administrative                                                        397,096                306,697
                                                                             ------------           ------------

TOTAL OPERATING EXPENSES                                                          541,177                427,616
                                                                             ------------           ------------

INCOME FROM OPERATIONS                                                            113,920                538,623
                                                                             ------------           ------------

OTHER INCOME (EXPENSE)
Financial expense, net                                                            (44,169)               (24,482)
Other income, net                                                                  80,226                 27,198
                                                                             ------------           ------------

Total Other Income, net                                                            36,057                  2,716
                                                                             ------------           ------------

INCOME BEFORE INCOME TAXES                                                        149,977                541,339
Less:  income tax expense                                                          49,014                194,338
                                                                             ------------           ------------

INCOME BEFORE MINORITY INTEREST
                                                                                  100,963                347,001
Minority interest (income) loss                                                   (17,725)                 2,223
                                                                             ------------           ------------

NET INCOME                                                                         83,238                349,224
                                                                             ------------           ------------

OTHER COMPREHENSIVE INCOME
Foreign currency translation loss, net of minority interest portion               (41,284)              (118,481)
                                                                             ------------           ------------

Other comprehensive income before tax                                             (41,284)              (118,481)
Income tax benefit related to items of other comprehensive income                  16,679                 42,653
                                                                             ------------           ------------

TOTAL OTHER COMPREHENSIVE (LOSS), NET OF TAX                                      (24,605)               (75,828)
                                                                             ------------           ------------
COMPREHENSIVE INCOME                                                         $     58,633           $    273,396
                                                                             ============           ============

Net income per share - basic and diluted                                     $       0.00           $       0.01
                                                                             ============           ============

Weighted average number of shares outstanding - basic and diluted              25,350,000             25,350,000
                                                                             ============           ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                                                 For The Three     For The Three
                                                                                                  Months Ended      Months Ended
                                                                                                 March 31, 2005    March 31, 2004
                                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                      $    83,238      $   349,224
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                                        44,376           71,317
   Gain from sale of property, plant and equipment                                                     (17,725)               -
   Provision for doubtful accounts                                                                       4,779            3,388
   Net realized and unrealized (gain) loss on marketable securities                                    (59,281)          24,455
   Minority interest in income (loss) of subsidiary                                                     17,725           (2,223)
   Changes in operating assets and liabilities, net of effects of acquisition:
   (Increase) decrease in deposits for employee severance                                               (2,529)           6,055
   (Increase) decrease in deferred taxes                                                                (6,105)           3,846
   Increase in accounts receivable                                                                  (1,253,398)        (282,551)
   Increase in other current assets                                                                   (252,125)         (36,883)
   (Increase) decrease in inventories                                                                 (189,736)         153,318
   Increase in accounts payable                                                                         97,553          156,392
   Increase in accrued expenses                                                                      1,256,474          718,070
   Decrease in other current liabilities                                                              (190,436)        (159,909)
   Increase (decrease) in provision for the severance of employer-employee relations                    15,018             (563)
                                                                                                   -----------      -----------
         Net Cash (Used in) Provided By Operating Activities                                          (452,172)       1,003,936
                                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                         (186,128)        (118,404)
   Proceeds from sale of property, plant and equipment                                                  17,794                -
   Proceeds from sale of marketable securities                                                         111,743           48,999
   Cash acquired in acquisition of Owen Mills Company                                                   20,415                -
   Purchases of marketable securities                                                                 (105,242)         (36,571)
                                                                                                   -----------      -----------
         Net Cash Used in Investing Activities                                                        (141,418)        (105,976)
                                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term debt, net                                                                                787,353         (285,900)
   Payments on long-term debt                                                                         (158,425)        (160,019)
                                                                                                   -----------      -----------
         Net Cash Provided By (Used In) Financing Activities                                           628,928         (445,919)
                                                                                                   -----------      -----------

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH                                                            (11,773)        (140,044)
                                                                                                   -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               23,565          311,997
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                        505,013          784,026
                                                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                          $   528,578      $ 1,096,023
                                                                                                   ===========      ===========
INTEREST PAID                                                                                      $    28,449      $    26,225
                                                                                                   ===========      ===========
TAXES PAID                                                                                         $    54,752      $    49,489
                                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On February 28, 2005, the Company acquired all the outstanding shares of Owen Mills Company for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in common stock of the Company, both of which are to be paid over five years. (See Note 2 for assets and liabilities acquired).


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

     (B) PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite for all periods presented and Rizzo, Inc. (doing business as Owen Mills Company) since February 28, 2005 (the acquisition date) (collectively, the "Company"). The minority interest represents the minority shareholders' proportionate share of Achidatex and Owen Mills Company.

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

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

     (E) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

     (F) GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

NOTE 2 BUSINESS COMBINATION

     Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, the Company purchased all of the outstanding stock of Owen Mills Company in consideration for a $200,000 note payable and shares of the Company's common stock having a value of $200,000, based on the average closing price per share of the Company's common stock for the ten trading days preceding the issuance of such shares. The Company shall pay the $400,000 of consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company has paid the former shareholder of Owen Mills Company a total of $200,000; the present value of the payments is $172,401 (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the Agreement; and (iii) $40,000 in the form of the Company's common stock paid to the former shareholder of Owen Mills Company on each of the last business days of February 2006, February 2007, February 2008, and of February 2009. The Company acquired assets totaling $576,190 (consisting of cash of $20,415, accounts receivable, net of $232,224, inventory of $179,306, property, plant and equipment, net of $140,380, and other current assets of $3,865) and assumed liabilities of $284,689 (consisting of accounts payable of $30,973, other current liabilities of $160,046, and long-term debt of $93,670), which resulted in the recording of $80,900 in goodwill.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

       The acquisition of Owen Mills Company was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Owen Mills Company have been included in the consolidated statements of income after the acquisition date of February 28, 2005. The following table reflects the unaudited pro forma combined results of operations for the three months ended March 31, 2005 and 2004, assuming the acquisition had occurred at the beginning of 2004.

                                           For the Three   For the Three
                                            Months Ended   Months Ended
                                           March 31, 2005  March 31, 2004
                                             ----------     ----------

Revenue                                      $3,844,061     $4,017,093
Net income                                   $   80,681     $  353,652
Net income per share - basic and diluted     $     0.00     $     0.01

NOTE 3 INVENTORIES

     Inventories consisted of the following:

                  March 31, 2005  December 31, 2004
                    ----------      ----------

Raw materials       $1,772,702      $1,639,456
Work in process      1,149,010         837,836
Finished goods         256,349         331,727
                    ----------      ----------
                    $3,178,061      $2,809,019
                    ==========      ==========

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

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

     (A) SALES AND INCOME FROM OPERATIONS:

                             Civilian                      Military
                               Local     Military Local     Export      Consolidated
                            ----------     ----------     ----------     ----------
March 31, 2005
Net Sales                   $  459,020     $  581,467     $2,643,993     $3,684,480
Income from
 operations                     10,297         34,786         68,837        113,920

March 31, 2004
Net Sales                   $  257,087     $  442,017     $3,046,975     $3,746,079
Income from  operations         40,669         99,178        398,776        538,623

     (B) SINGLE CUSTOMERS EXCEEDING 10% OF SALES:

                               For the Three    For the Three
                                Months Ended    Months Ended
                               March 31, 2005  March 31, 2004
                                 ----------     ----------
Sales

Customer A (Military Export)              -     $1,731,656
Customer B (Military Export)     $  795,168              -
Customer C (Military Export)     $  540,428              -
Customer D (Military Export)     $  515,392              -

NOTE 5 COMMITMENTS AND CONTINGENCIES

     During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of operations were located. The Company owns facilities, leases other facilities and maintains equipment and inventory within this area. In 2005, the Company moved its "light cut and sew" operation from the Industrial Zone Erez to Sderot as well as some of its webbing equipment to Nazareth. The Israeli Government's initial decision to evacuate the Gaza Strip was backed by resolutions to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. While the Israeli Government has not yet decided on the date of the evacuation, there is no doubt that it will evacuate the area, or that it will come to an agreement with the business and property owners for their compensation. The compensation is mentioned in the "Evacuation Law" resolution that was adopted by the Israeli Parliament, however, the amount of the compensation will be negotiable.

                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENDED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

     The Company believes that, at a minimum, it will be compensated for the actual expenses incurred in connection with the potential relocation.

NOTE 6 SUBSEQUENT EVENTS

     On April 27, 2005, the Company issued 36,463 common shares having a fair value of $40,000 to the former shareholder of Owen Mills Company according to the business combination agreement signed on February 28, 2005. Also see
     Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS O F FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES INCLUDED IN ITEM 1 OF PART I OF THIS QUARTERLY REPORT AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 CONTAINED IN OUR 2004 ANNUAL REPORT ON FORM 10-KSB. THE DISCUSSION AND ANALYSIS WHICH FOLLOWS MAY CONTAIN TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL RESULTS. THESE INCLUDE STATEMENTS REGARDING OUR EARNINGS, PROJECTED GROWTH AND FORECASTS, AND SIMILAR MATTERS THAT ARE NOT HISTORICAL FACTS.

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

     REVENUES AND REVENUE RECOGNITION. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, we have not established a reserve at March 31, 2005 and March 31, 2004. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

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

     PROPERTY AND EQUIPMENT. Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, we review our long-lived assets for impairment based on estimated future non discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The use of different assumptions with respect to the expected cash flows from our assets and other economic variables, primarily the discount rate, may lead to different conclusions regarding the recoverability of our assets' carrying values and to the potential need to recordan impairment loss for our long lived assets.

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

OPERATIONS IN EREZ INDUSTRIAL ZONE

     During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of our operations are located. We own facilities, lease other facilities and maintain equipment and inventory within this area. The Israeli Government's initial decision to evacuate the Gaza Strip was backed by resolutions to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. While the Israeli Government has not yet decided on the date of the evacuation, there is no doubt that it will evacuate the area, or that it will come to an agreement with the business and property owners for their compensation. The compensation is mentioned in the "Evacuation Law" resolution that was adopted by the Israeli Parliament, however, the amount of the compensation will be negotiable.

     During the last half of 2004, we prepared for the eventual evacuation by merging existing production facilities. We moved a "light cut and sew" operation from the Erez Industrial Zone to Sderot as well as some of our webbing equipment to Nazareth. The Erez Industrial Zone activity will continue operating and inventories will continue to be maintained there until the evacuation occurs.

     Due to the Company's anticipation that it will be reimbursed for all costs related to the evacuation of the Erez Industrial Zone and the fact that the facility is still operating and the equipment will be relocated, no impairment or accrued liabilities have been recorded at March 31, 2005.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004

RESULTS OF OPERATIONS

     NET REVENUES AND GROSS PROFIT MARGIN. Net revenues for the three months ended March 31, 2005 decreased to $3,684,480 from $3,746,079 in the same period in 2004, a decrease of 1.6%. The decrease is attributable to a decrease in export sales. We attribute this decrease in export sales to the fact that a major export customer in 2004 did not contribute to the export sales during the three months ended March 31, 2005. This decrease was partially offset by the continued successful implementation of our growth plan with our focus on the international markets and increased sales to the local markets.

     The following table sets forth the breakdown of sales by segment for the three months ended March 31, 2005 and 2004.

                                   Three Months Ended March 31,
                                     -----------------------
                                        2005         2004
                                     ----------   ----------
Sales to the local civilian market   $  459,020   $  257,087
Sales to the local military market      581,467      442,017
Export military sales                 2,643,993    3,046,975
                                     ----------   ----------
                        Total        $3,684,480   $3,746,079
                                     ----------   ----------

     The dominance of export sales is expected to continue into the second quarter of 2005. This expectation is based, among other things, on the fact that we have broadened our export customers base.


     We anticipate that our revenues for the remainder of 2005 will exceed our sales results in the same period in 2004.

     Gross profit for the three months ended March 31, 2005 was $655,097 compared to $966,239 for the same period in 2004. This decrease in gross profit is principally attributable to the change in the mix of products sold, which products were characterized by low profit margins, and the temporary lower operating efficiency resulting from the partial relocation of certain manufacturing lines from Erez Industrial Zone to Sderot. As a result, our gross profit margin for the three months ended March 31, 2005 was 17.8% compared to 25.8% for the same period in 2004. We anticipate an increase in our gross profit margin in the second quarter of 2005. Also affecting our gross profits in the three months ended March 31, 2005 was the approximate 5.9% increase in the ratio between the Euro (which is the currency used for the majority of our raw material purchases) and the US Dollar (which is the principal currency for our sales). We believe that the second quarter of 2005 will be characterized by an increased demand worldwide for raw materials, that may result in significant extensions in the regular delivery schedules and an increase in raw material prices which will likely effect our cost of production.

     SELLING EXPENSES. Selling expenses for the three months ended March 31, 2005 increased to $144,081 from $120,919 for the same the same period in 2004. The increase in our selling expenses was attributable to higher commission payments on sales to a major export customer.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for three months ended March 31, 2005 increased to $397,096 from $306,697 for the same period in 2004. This increase is mainly a result of our activity to expand our presence in the United States and costs associated with the partial relocation of certain manufacturing lines from Erez Industrial Zone to Sderot. We do not anticipate any material change in our general and administrative expenses in the second quarter of 2005.

     INCOME TAX EXPENSE. Our income tax expense for the three months ended March 31, 2005 was $49,014 as compared to a tax expense of $194,338 for the comparable period in 2004, reflecting the lower level of earnings in the first quarter of 2005. Our effective tax rate was 32.7 % in the 2005 period, compared to 35.9% in the 2004 period.

     FINANCIAL EXPENSES. We had financial expenses, net of $44,169 for the three months ended March 31, 2005 as compared to $24,482 for the same period in 2004. This increase is attributed mainly to the increase in the rate of exchange between the U.S. Dollar ($) and the New Israeli Shekel (NIS).

     OTHER INCOME, NET. We had other income, net for the three months ended March 31, 2005 of $80,226 as compared to other income of $27,198 for the same period in 2004. The increase in other income, net is attributable to income from our marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, we had $528,578 in cash and cash equivalents, $851,032 in marketable securities and working capital of $4,275,626 as compared to $505,013 in cash and cash equivalents, $808,102 in marketable securities and $4,344,566 in working capital on December 31, 2004. The decrease in working capital is mainly due to our acquisition of Owen Mills Company in March 2005 and purchase of fixed assets.

     Net cash used by operating activities was $452,172 for the three months ended March 31, 2005. This was primarily attributable to a $1,253,398 increase in accounts receivable due to an increase in export sales from the forth quarter of 2004, a $252,125 increase in other current assets, a $190,435 increase in other current liabilities and a $ 189,736 increase in inventories, which was offset by, among other things, $83,238 of net income, and a $97,553 increase in accounts payable.

     Net cash used for investing activities was $141,418 for the three months ended March 31, 2005. During the three months ended March 31, 2005, $186,128 was used to purchase property, plant and equipment, while $17,794 was provided from sales of fixed assets, and $20,415 was obtained in connection with the acquisition of Owen Mills in February 2005.

     Net cash provided from financing activities was $628,928 for the three months ended March 31, 2005. During the three months ended March 31, 2005, we increased our short-term debt by $787,353, net and we repaid long term debt of $158,425.

     We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

     We anticipate that our research and development expenses for the remainder of 2005 and for 2006 will reflect annualized spending of approximately $250,000 per year. If we are unable to affect a financing that will provide for research and development and other corporate purposes, we will fund our research and development through our operating funds. In such event, the pace of our anticipated research and development and subsequent production schedule would be delayed.


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

     During 2004, the NIS appreciated in value in relation to the dollar by approximately 2.35% against the U.S. dollar. In the first quarter of 2005 the NIS appreciated in value in relation to the dollar by approximately 1.28 % against the U.S. dollar. Among the factors contributing to the appreciation in NIS value in relation to the dollar is the low interest rate for US investments compared to the higher interest rate for Israeli investments. The deflation in Israel was approximately 0.6% for the three months ended March 31, 2005 compared to an annual deflation of 1.2% in 2004.

     Since most of our sales are quoted in U.S. dollars, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the U.S. dollar and other foreign currencies. We will also be adversely affected if the U.S. dollar continues to depreciate against the Euro, the currency used for many of our purchases of raw material.

     We did not enter into any foreign exchange contracts in 2004 or the first three months of 2005.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual obligations and commercial commitments as of March 31, 2005.

Contractual Obligations                                        Payments due by Period
-----------------------                 ----------------------------------------------------------
                                                     less than                              more than 5
                                          Total        1 year       2-3 years     4-5 years   years
                                        ---------     ---------     ---------     ---------     --
Long-term debt obligations              1,232,500       422,287       602,972       207,241      -
Capital (finance) lease obligations             -             -             -             -      -
Operating lease obligations               736,100       255,600       468,000        12,500      -
Purchase obligations                            -             -             -             -      -
Other long-term liabilities
   reflected on the Company's
   balance sheet under  U.S. GAAP               -             -             -             -      -
                                        ---------     ---------     ---------     ---------     --
Total                                   1,968,600       677,887     1,070,972       219,741      -
                                        =========     =========     =========     =========     ==


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

o    Our common stock is thinly traded.

o We are subject to the penny stock rules. These rules may adversely effect trading in our common shares.

o    We do not intend to pay dividends.

ITEM 3. CONTROLS AND PROCEDURES

     Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file or submit under the U.S. Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes to our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


                           PART II - OTHER INFORMATION

             DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

     We are not a party to any pending or to the best of our knowledge, any threatening legal proceedings. None of our directors, officers or affiliates, or owner of record of more than five percent (5%) of our shares, or any affiliate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to a pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 28, 2005 we entered into an agreement of purchase and sale of stock with Owen Mills Company, a Los Angeles based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, we purchased all of Owen Mills Company's outstanding stock in consideration for $200,000 in cash and shares of our common stock having a value of $200,000, based on the average closing price per share of our shares of common stock for the ten trading days preceding the issuance of such shares. The issuance of shares was made pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

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

                                          DEFENSE INDUSTRIES INTERNATIONAL, INC.
                                          (Registrant)



                                          /S/ Joseph Postbinder
                                          ---------------------
                                          Joseph Postbinder
                                          Chief Executive Officer

                                          /S/ Tsippy Moldovan
                                          -------------------
                                          Tsippy Moldovan
                                          Chief Accounting and Financial Officer

Date: May 23, 2005