Form 10QSB
period 2005-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2005-08-15
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

Commission file number: 1-9009

Defense Industries International, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1421483
(State of Incorporation)	(I.R.S. Employer Identification No.)

8 Brussels St. Sderot, P.O. Box 779, Ashkelon 78101, Israel

(Address of Principal Executive Offices)

(011) 972-8-689-1611

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of August 12, 2005 the Issuer had 25,386,463 shares of Common Stock, $.0001 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒