Form 10KSB/A
period 2004-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2005-11-02
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-KSB /A

Amendment No. 1

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

Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

        Issuer’s revenue for its most recent fiscal year: $12,036,404

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such stock as reported by OTC.BB on April 15, 2005 $4,800,195.

        As of March 23, 2005 the Registrant had 25,350,000 shares of Common Stock, par value 0.0001 outstanding.

        Transitional Small Business Disclosure Format

Yes ☐ No ☒

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A hereby amends Item 1. Description of Business – Risk Factors, Item 5. Market for Company’s Common Equity and Related Stockholder Matters, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8A. Controls and Procedures and Item 13. Exhibits of Defense Industry International Inc.‘s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was filed on April 14, 2005. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report pursuant to comments we received from the Staff of the U.S. Securities and Exchange Commission in connection with its review of our Form 10-KSB for the year ended December 31, 2004 and our Forms 10-QSB for the quarterly periods ended March 31, 2005 and June 30, 2005. This Amendment No. 1 is not intended to revise other information presented in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 as originally filed and all such other information in the original filing, which remains unchanged.

This Amendment No. 1 on Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above, except with respect to disclosure relating to our evacuation of the Erez Industrial Zone. As a result, this Amendment No. 1 to the Annual Report on Form 10-KSB continues to speak as of April 14, 2005, except with respect to discussion relating to our evacuation of the Erez Industrial Zone.

3

Defense Industries International, Inc.
FORM 10-KSB /A
INDEX

PART I

        This Annual Report on Form 10-KSB contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” projects,” “understands” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

        We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factor section which appears in Item 1. Business.

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

Strategy

        Our strategy is to capitalize on our significant research and development capabilities and the strength of our brand identity and achieve greater economies of scale. Due to ever-present international tensions we believe that the demand for our products will continue to grow. We expect to address this growth by offering a comprehensive array of high quality branded security products to meet the needs of our customers around the world. We intend to enhance our leadership position in the industry through additional strategic acquisitions and by creating a broad portfolio of products and services to satisfy all of our customers’ increasingly complex security products needs. The following elements define our growth strategy.

—	Capitalize on Exposure to Military Problems. We believe that the events of September 11, 2001, the subsequent “War on Terrorism,” the continuing conflict in Iraq, the increasing likelihood of military conflicts abroad, and recent events where lives have been saved due to the performance of armor systems, are all likely to result in additional interest in our products.

—	Expand Distribution, Networks and Product Offerings. We expect to continue to leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of niche defensive security products manufacturers and by investing in the development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

—	Pursue Strategic Acquisitions. In addition to our recent acquisition of Owen Mills, we intend to continue selectively pursue strategic acquisitions that complement and/or expand our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

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

        The following table details our current product line and target markets:

Product description	Target markets	Geographical market

Dust protectors and various covers	Military	International
Padded coats	Military, civilian	International
Protective vests and flak jackets	Military, civilian	International
Cooling jackets	Military	International
Overalls	Military	International
Vests	Military, civilian	International
Sleeping bags	Military, civilian	International
Carriers for grenade launchers	Military	International
Bags and totes	Military	International

Product description	Target markets	Geographical market

Tents	Military, civilian	International
Camp beds	Military, civilian	International
Collapsible storage containers	Military, civilian	International
Evacuation stretchers	Military, civilian	International
Personal belts and weapon straps	Military	International
Woven fabrics: canvas, corduroy, nylon, aramid	Military, civilian, industrial	International
Ballistic wall coverings	Military, civilian, industrial	International
Ballistic plates and panels	Military, civilian	International
Car armor	Civilian	Israel
Lightweight vehicle armor kits	Military, civilian	International
Range of woven tapes	Military, civilian, industrial	International
Bags for horseback riders	Civilian	International
Horse blankets and saddles	Civilian	International
Collars, harnesses and leads	Civilian	International
Protective vests for horseback riders	Civilian	International
Leg protectors	Civilian	International
Long term storage systems	Military, industrial	International
Regular/digital colored printed truck coverings	Civilian	International

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

Product Quality

        We have established a reputation for producing premium quality products that represent the cutting-edge in design and technological development. Through on going research and development efforts we believe that we are setting the standards for personal defense related products. Our manufacturing facilities meet American EQNET and the International ISO 9001; the United States Armed Forces MIL-STD-105D and MIL-I-45208A standards; the German Armed Forces and NATO AQAP standards; and the NIJ standards, NIJ 0101.03 and NIJ 0101.04, for “Ballistic Resistance of Personal Body Armor” that are accepted worldwide.

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

        During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of our operations were located. We own facilities, lease other facilities and maintain equipment and inventory within this area. The Israeli Government’s initial decision to evacuate the Gaza Strip was backed by resolutions to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. While the Israeli Government has not yet decided on the date of the evacuation, there is no doubt that it will evacuate the area, or that it will come to an agreement with the business and property owners for their compensation. The compensation is mentioned in the “Evacuation Law” resolution that was adopted by the Israeli Parliament, however, the amount of the compensation will be negotiable.

        During the last half of 2004, we prepared for the eventual evacuation by merging existing production facilities. We moved a “light cut and sew” operation from the Erez Industrial Zone to Sderot as well as some of our webbing equipment to Nazareth. The Erez Industrial Zone activity will continue in operation and inventories will continue to be maintained there until the evacuation occurs.

        Due to the Company’s anticipation that it will be reimbursed for all costs related to the evacuation of the Erez Industrial Zone and the fact that the facility is still operating and the equipment will be relocated, no impairment or accrued liabilities have been recorded at December 31, 2004.

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

Transportation and Distribution

        Our manufacturing plants are located in Israel and in the State of California. Israel’s marine transportation routes are well-developed, accordingly, we have no logistic difficulty in distributing our products and in most cases our products reach their destination within two to three weeks, depending on the arrangements with the customer. Products for export are shipped as F.O.B. or C.I.F. Consignments are sent by sea or air, depending on the nature of the order and the urgency of supply.

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

        Barriers to entry for new companies entering the body armor industry are low, consequently, creating fierce competition. We believe that establishing a good reputation significantly enhances the competitive position of the industry’s long-standing manufacturers. However, name and product reputation take many years to develop. In the U.S. civilian market, (law enforcement, border patrol forces, prison forces and specialty forces) our products are less known than that of our competitors. We intend to use our highly regarded reputation in the international markets coupled with the reputation and the US manufacturing facilities of our recently acquired U.S.- based subsidiary, Owen Mills, to expand our U.S. presence and to achieve greater market penetration.

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

        Our products are made from raw materials produced in Israel and abroad including, specialized composite materials such as Kevlar® produced by DuPont Company, Twaron® produced by Twaron Teijn Ltd., Dyneema® produced by D.S.M. Ltd. and Spectra® and Gold Flex® produced by Honeywell. We also use other specialized materials produced by different manufacturers such as specialized glass mixed with polycarbonate and various resins.

        DuPont’s Kevlar® brand fiber was initially introduced in 1965 and was the first material identified for use in the modern generation of concealable body armor. Kevlar® is a man-made organic fiber, with a combination of properties allowing high strength, low weight and high chemical and flame resistant. Through the years DuPont has continued to develop and design new generations of this high-performance fabric.

        Spectra® fiber, manufactured by Honeywell, is an ultra-high-strength polyethylene fiber. It has one of the highest strength-to-weight ratios of any man-made fiber. Honeywell uses its Spectra® fiber to make its patented Spectra Shield®. Additional fibers that we use in the manufacture of body armor are Goldflex®, Twaron®, and Dyneema®,. These state-of-the-art fibers are continuously being improved and advanced, which increases the possibility of superior new products entering the market.

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

        Below are some of the steps we are taking in order to penetrate new markets with our next generation of products:

—	Locate domestic entities to market our products.

—	Actively participate in tenders and bids for contracts in military, police and civilian markets worldwide. We are currently negotiating for contract bids with the governments and governmental agencies in Turkey, Mexico, Ecuador, Paraguay, Uruguay, Guatemala, Cyprus, Bulgaria and the USA and with the United Nations.

—	Actively participate in international exhibitions of military and police security equipment. We have participated in the FIDAE 2004 Air Show in Chile and the 2005 Law Enforcement Exhibition in Mexico, and will participate in the Milipol 2005 Exhibition in Paris.

—	Advertise on the Internet.

—	Advertise in professional publications.

—	Appear in international databases, such as Kompass, various “yellow page”directories and other directories.

—	Distribute brochures describing procedures and product offerings.

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

        Military Defense and Security Forces. We provide this group with personal military and protective equipment such as body armor, bomb disposal suits, bullet proof vests and jackets, ballistic helmets and plates, battle pouch and combat harness units, backpacks, dry storage systems, liquid logistics systems, clothing, tents, vehicle covers and sleeping bags. These items must meet certain “human engineering” requirements to provide comfort as well as maximum protection, to prevent penetration by bullets and knives, and to protect from fire, collisions and other hazards.

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

Patents and Trademarks

        We hold several patents from various countries for our ballistic wall coverings, dry storage systems and mine protective shoes. Achidatex holds the following patents and trademarks as follows:

—	U.S. patent No. 6,212,840 - Retrofit Blast Protection for walls and windows frames of a structure.

—	U.S. patent No. 5,309,684 - Multipurpose Dry Storage System.

—	German patent No. 94 11 142.1 correlated to the U.S. patent No. 5,309,684 - Multipurpose Dry Storage System.

—	U.S. patent application No. 10/098,344 - Minefield shoe.

—	German patent application No. 03005442.3 - Minefield shoe and methods for manufacture thereof.

—	U.S. trade name registration - "ergonatic - anatomic and ergonomic design", for bulletproof vests.

—	U.S. trade name registration - "ACHIDATEX", for the Retrofit Blast Protection for the walls and window frames of a structure.

Regulation

        Our operations are subject to extensive regulation by the U.S. and Israeli authorities and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.

        The U.S. National Institute of Justice (NIJ) established standards for “Ballistic Resistance of Personal Body Armor” that are accepted worldwide. The NIJ issues performance standards that clearly specify a minimum performance level for each attribute that is critical for the equipment’s intended use. This coveted compliance standard has gained global acceptance as a benchmark for evaluation of the effectiveness of a given body armor model. The NIJ body armor-testing program relies on voluntary participation by manufacturers. However, many police departments require that armor be tested and be found to be in compliance with NIJ standards before they purchase the armor. Four of our ballistic material combinations have been tested by NIJ certified ballistic laboratories and were found to comply with NIJ Standard 0101.03 and 0101.04. As a result, these four ballistic combinations have been approved to carry NIJ labels.

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

        Other quality control standards pertaining to our manufacturing facilities consist of the following:

—	MIL-STD-105D, MIL-I-45208A (for the United States Armed Forces); and

—	AQAP (for the German Armed Forces and NATO)

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

        The manufacture and sale of certain of our products may be the subject of product liability claims arising from the design, manufacture or use of such goods. If we are found to be liable in such claim, we may be required to pay substantial damages and our insurance costs may increase significantly as a result. Also, a significant or extended lawsuit, such as a class action, could also divert significant amounts of management’s time and attention. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers since, at present, many bids from governmental entities require such coverage, and any such inability would have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

        We are subject to extensive regulation by governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. The Israeli Ministry of Defense accounted for $2,094,590 of our sales in the year ended December 31, 2004 and $2,715688 of our sales in the year ended December 31, 2003. We are also subject to routine audits to assure our compliance with these requirements. In addition, a number of our employees are required to obtain specified levels of security classification. Our business may suffer if we or our employees are unable to obtain the security classifications that are needed to perform services contracted for the Israeli Ministry of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a government contractor of certain governments.

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

        In pursuing our international expansion strategy, we face several additional risks, including:

—	reduced protection of intellectual property rights in some countries;

—	licenses, tariffs and other trade barriers;

—	longer sales and payment cycles;

—	greater difficulties in collecting accounts receivable;

—	potential adverse tax consequences;

—	laws and business practices favoring local competition;

—	costs and difficulties of doing business and customizing products for foreign countries;

—	compliance with a wide variety of complex foreign laws and treaties;

—	political and economic instability; and

—	variance and unexpected changes in local laws and regulations

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

Sales of our products are subject to governmental procurement procedures and practices; termination, reduction or modification of contracts with our customers, and especially with the government of Israel, or a substantial decrease in our customers’ budgets may adversely affect our business, operating results and financial condition.

        Our military products are sold primarily to government agencies and authorities, many of which have complex and time-consuming procurement procedures. A long period of time often elapses from the time we begin marketing a product until we actually sell that product to a particular customer. In addition, our sales to government agencies, authorities and companies are directly affected by those customers’ budgetary constraints and the priority given in their budgets to the procurement of our products.

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

        The raw materials that we use in manufacturing ballistic resistant garments and cars armoring include: Kevlar® produced by Dupont Ltd., Twaron® produced by Twaron Teijn Ltd., Dyneema® produced by DSM Ltd. and Spectra® and Gold Flex® produced by Honeywell. We purchase these materials in the form of woven cloth from independent weaving companies. In the event DuPont or its licensee in Europe cease for any reason to produce or sell Kevlar® to us, we would utilize the other ballistic resistant materials as a substitute. However, none of them is expected to become a complete substitute for Kevlar® in the near future. We enjoy a good relationship with our suppliers for these materials. If our supply of any of these materials were materially reduced or cut off, or if there were a material increase in the prices of these materials, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition and results of operations would be materially adversely affected.

We may be unable to complete or integrate acquisitions effectively, if at all, and as a result may incur unanticipated costs or liabilities or operational difficulties.

        We intend to grow through the acquisition of businesses and assets that will complement our current businesses. In 2005, we acquired Owen Mills Company, but cannot be certain that we will be able to identify other attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Furthermore, we may have to divert our management’s attention and our financial and other resources from other areas of our business. Our inability to implement our acquisition strategy successfully may hinder the expansion of our business.

        Because we intend to acquire new businesses and assets to develop and offer new products, failure to implement our acquisition strategy may also adversely affect our ability to offer new products in line with industry trends.

        We may not be successful in integrating Owen Mills, or other acquired businesses, into our existing operations. Integration may result in unanticipated liabilities or unforeseen operational difficulties, which may be material, or require a disproportionate amount of management’s attention. Acquisitions may result in us incurring additional indebtedness or issuing preferred stock or additional common stock. Competition for acquisition opportunities in the industry may rise, thereby increasing our cost of making acquisitions or causing us to refrain from making further acquisitions.

Our resources may be insufficient to manage the demands imposed by any future growth.

        Expansion of our operations may place significant demands on our management, administrative, operating and financial resources. Although we believe that our management has sufficient resources to manage our current activity, growth of our customer base, the types products offered and the geographic markets served can place a significant strain on our resources. In addition, we believe that we may encounter difficulties in identifying and hiring personnel who are qualified both in the provision and marketing of our security services and products, based on our current compensation levels. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel, our ability to implement successful enhancements to our management, accounting and information technology systems, and our ability to adapt those systems, as necessary, to respond to growth in our business.

Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our operations unless we are able to adapt to the resulting change in conditions.

        Our future success and competitive position depend to a significant extent upon our proprietary technology. We must make significant investments to continue to develop and refine our technologies. We will be required to expend substantial funds for and commit significant resources to the conduct of continuing research and development activities, the engagement of additional engineering and other technical personnel, the purchase of advanced design, production and test equipment, and the enhancement of design and manufacturing processes and techniques. Our future operating results will depend to a significant extent on our ability to continue to provide design and manufacturing services for new products that compare favorably on the basis of time to market, cost and performance with the design and manufacturing capabilities. The success of new design and manufacturing services depends on various factors, including utilization of advances in technology, innovative development of new solutions for customer products, efficient and cost-effective services, timely completion and delivery of new product solutions and market acceptance of customers’ end products. Because of the complexity of some of our products, we may experience delays from time to time in completing the design and manufacture of new product solutions. In addition, there can be no assurance that any new product solutions will receive or maintain customer or market acceptance. If we were unable to design and manufacture solutions for new products of our customers on a timely and cost-effective basis, such inability could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future, which may not be available to us.

        We may need to raise additional funds for a number of uses, including:

—	maintaining and expanding research and development;

—	implementing marketing and sales activities for our products;

—	hiring additional qualified personnel; and

—	supporting an increased level of operations.

        We may not be able to obtain additional funds on acceptable terms or at all. If we cannot raise needed funds on acceptable terms, we may be required to delay, scale back or eliminate some aspects of our operations and we may not be able to:

—	develop new products;

—	enhance our existing products;

—	remain current with evolving industry standards;

—	take advantage of future opportunities; or

—	respond to competitive pressures or unanticipated requirements.

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

Risk Factors Related to Our Common Stock

Our shares of common stock are thinly traded, so you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

        Our shares of common stock are “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your holdings.

We are subject to the penny stock rules and these rules may adversely effect trading in our common stock.

        Until our shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. The definition of “Accredited Investors” includes among others, persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the our shareholders to sell their shares.

We do not intend to pay dividends.

        We have never paid cash dividends to our shareholders. Our policy has been and we currently intend to continue to retain future earnings, if any, to finance our operations and expand our business and, therefore, do not expect to pay any dividends in the foreseeable future. Any future dividend policy will be determined by the board of directors, subject to the applicable law, and will be based upon conditions then existing, including our results of operations, financial condition, current and anticipated cash needs, contractual restrictions and other conditions as the board of directors may deem relevant.

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

        Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza. There is no indication as to how long the current hostilities will last or whether there will be any further escalation. Any further escalation in these hostilities or any future armed conflict, political instability or violence in the region may have a negative effect on our business condition, harm our results of operations and adversely affect our share price. Furthermore, there are a number of countries that restrict business with Israel or Israeli companies. Restrictive laws or policies of those countries directed towards Israel or Israeli businesses has had, and may in the future continue to have, an adverse impact on our operations, our financial results or the expansion of our business. No predictions can be made as to whether or when a final resolution of the area’s problems will be achieved or the nature thereof and to what extent the situation will impact Israel’s economic development or our operations.

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

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

Market Information

        Our common stock is traded on the OTC Bulletin Board under the symbol “DFNS.OB”. The following table sets forth, for the periods indicated, the range of high and low prices of our common stock on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Price Range
Fiscal Year Ended December 31, 2004	High	Low

First Quarter	$0.33	$0.19
Second Quarter	0.80	0.22
Third Quarter	0.51	0.33
Fourth Quarter	1.32	0.42

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$0.870	$0.320
Second Quarter	0.430	0.190
Third Quarter	0.300	0.185
Fourth Quarter	0.270	0.170

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

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.

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

        Our strategy is to capitalize on our significant research and development capabilities and the strength of our brand identity and achieve greater economies of scale. Due to ever-present international tensions we believe that the demand for our products will continue to grow. We expect to address this growth by offering a comprehensive array of high quality branded security products to meet the needs of our customers around the world. We intend to enhance our leadership position in the industry through additional strategic acquisitions and by creating a broad portfolio of products and services to satisfy all of our customers’ increasingly complex security products needs. The following elements define our growth strategy.

—	Capitalize on Exposure to Military Problems. We believe that the events of September 11, 2001, the subsequent “War on Terrorism,” the continuing conflict in Iraq, the increasing likelihood of military conflicts abroad, and recent events where lives have been saved due to the performance of armor systems, are all likely to result in additional interest in our products.

—	Expand Distribution, Networks and Product Offerings. We expect to continue to leverage our distribution network by expanding our range of branded law enforcement equipment through the acquisition of niche defensive security products manufacturers and by investing in the development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

—	Pursue Strategic Acquisitions. In addition to our recent acquisition of Owen Mills Company, or Owen Mills, we intend to continue to selectively pursue strategic acquisitions that complement and/or expand our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

Material Trends

        Local Military Market. The Israeli Military defense budget has been subject to reductions since the second half of the 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level in 2004 and in the first six months of 2005. In 2003 and 2004 sales to the Israeli Ministry of Defense were $2,715,688 and $2,094,590, respectively, accounting for 30.1% and 17.4% of our sales.

        In the second half of 2005 the Israeli Government evacuated the Gaza strip. The evacuation process resulted in large expenses and caused a reduction in the funds that were initially budgeted for the procurement of new products. Additionally, as a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces have indicated that they will slightly reduce their size and that equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In light of these trends, we expect our local military business to remain stable at the existing levels in 2005 and to grow in 2006 as a result of an increase in the demand for our dry storage systems products.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America, Europe and Africa. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2003 and 2004, we had sales of $2,282,256 and $2,792,702 in South America, respectively, sales of $223,678 and $4,036,584 in North America, respectively, sales of $581,323 and $776,305 in Europe, respectively, sales of $72,061 and $473,217 in Africa, respectively, and sales of $787,719 and $193,380 in Asia, respectively.

        Since 2003, we have increased our export efforts and sales as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent “War on Terrorism” and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America and Europe. We believe that those markets are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

        As a result of the above, we expect that our export military business will be under pressure in the next year, but that it will experience growth in the next two to three years.

        Local Civilian Market. Our product offering to the civilian market are diversified. In 2004, our local market business grew, due to the improvement of the economic situation in Israel. We expect modest increase in this market in 2005 and in the future.

        Gross Profit Margins. Our pricing policy, although slightly different from one product to the other, is based on maintaining our existing overall gross margins. We do not expect a material change in our gross profit margins in the foreseeable in future.

        Backlog. We had approximately $3.7 million of unfilled customer orders at June 30, 2005, out of which approximately $2.5 million was attributable to orders from military customers in South America and Asia, approximately $300,000 was attributable to the local civilian market, approximately $100,000 was attributable to the U.S. civilian market and approximately $800,000 was attributable to the Israeli Military of Defense.

Operations in the Erez Industrial Zone

        During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of our operations were located. We evacuated our remaining operations from Erez Industrial Zone in August 2005. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions as well as the “Evacuation Law” that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone, however, the amount of the compensation has not been finalized.

        We owned facilities, leased other facilities and maintained equipment and inventory within this area. During the last half of 2004, we prepared for the eventual evacuation by merging existing production facilities. We moved one of our “light cut and sew” operations from the Erez Industrial Zone to Sderot and some of our webbing equipment to Nazareth. Due to our belief that we will be reimbursed for all the costs related to the evacuation of the Erez Industrial Zone, no impairment or accrued liabilities have been recorded at June 30, 2005.

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

        Property and Equipment. Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, we review our long-lived assets for impairment based on estimated future non discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The use of different assumptions with respect to the expected cash flows from our assets and other economic variables, primarily the discount rate, may lead to different conclusions regarding the recoverability of our assets’ carrying values and to the potential need to record an impairment loss for our long lived assets.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43 Chapter 4 Inventory Pricing, to require items such as idle facility costs, excessive spoilage, double freight and rehandling costs to be expensed in the current period, regardless if they are abnormal amounts or not. SFAS No. 151 will become effective for us in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

        In December 2004, the FASB issued SFAS No.153, Exchanges of Non-monetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No.29. The guidance in APB Opinion No.29, Accounting for Non-Monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measure based on value of the assets exchanged. APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005.

        We do not expect that the adoption of SFAS 153 will have a material effect on our financial position or results of operation.

        In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in this statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for issuers who are not small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Net Revenues and Gross Profit Margin. Net revenues in the year ended December 31, 2004 increased by 33.2% to $12,036,404 compared to $9,031,963 for the same period in 2003. Net sales to the local market in 2004 decreased by 25.5% to $3,730,617 from $5,001,825 in 2003. The increase in net revenues is attributable to the 106.1% increase in export sales in 2004 to $8,305,787 from $4,030,138 in 2003. We attribute the increase in export sales to the successful implementation of our growth plan with our focus on the international markets. The decrease in local sales was mainly due to the decrease in the annual military budget and the recession that affected the civilian market.

        The breakdown of net sales by segment for the years ended December 31, 2003 and 2004 is as follows:

	Year ended December 31,
Segment revenues	2004	2003

Local market-civilian	$1,636,027	$2,286,137
Local market-military	2,094,590	2,715,688
Export market-military	8,305,787	4,030,138

Total	$12,036,404	$9,031,963

	Year ended December 31,
Income from segment	2004	2003

Local market-civilian	$81,015	$85,591
Local market-military	149,972	93,815
Export market-military	641,755	120,556

Total	$872,742	$299,962

        The following table sets forth, for the years ended December 31, 2003 and 2004, the revenues and net income of each of our subsidiaries as a percentage of our revenues and net income.

2004	Achidatex	Export Erez

Revenues	60.0%	40.0%
Net Income	58.0%	42.0%

2003
Revenues	38.0%	62.0%
Net Income	9.0%	91.0%

        Gross profit for the year ended December 31, 2004 increased by 25.1% to $3,224,449 from $2,576,648 for the year ended December 31, 2003. This increase in gross profit is principally attributable to the increase in total sales. We do not anticipate any major changes to our gross profit margins in 2005.

        The cost of production in the year ended December 31, 2004 was $8,811,955 or 73.2% of the sales, compared to $6,455,315 or 71.5% of sales for the year ended December 31, 2003. This change in cost of production is explained by the increase in overseas sales, which generally consist of products that are more expensive to produce, the approximately 8% increase in the ratio between the Euro (which is the currency used for the majority of our raw material purchases) and the US Dollar (which is the principal currency for our sales), and the local market shrinkage, resulting in an increase in local competition and lower margins in that market. We believe that 2005 will be characterized by an increased demand worldwide for raw materials, that may result in significant extensions in the regular delivery schedules and an increase in raw material prices which will likely effect our cost of production. We cannot assure you that we will be able to increase our prices sufficiently to recover these additional costs

        Selling Expenses. Selling expenses for 2004 were $862,267, similar to $862,155 in 2003. The stability in our selling expenses was achieved due to lower commission payments on sales to a major export customer.

        General and Administrative Expenses. General and administrative costs for the year ended December 31, 2004 increased to $1,489,440 from $1,414,531 for the year ended December 31, 2003. This moderate increase is a result of our closely monitoring general and administrative expenses. We do not anticipate any material change in our general and administrative expenses in 2005.

        Financial Expense. Financial expense net for the year ended December 31, 2004 was $157,505 compared to $240,815 for the year ended December 31, 2003. This decrease is attributed mainly to the decrease the interest rates.

        Income Tax Expenses. Income tax expense for the year ended December 31, 2004 increased by 258.3% to $338,754 from $94,554 for the year ended December 31, 2003. Our effective income tax rate was 44.4% and 41.5% for the years ended December 31, 2004 and 2003, respectively. The increase in the effective income tax rate was due to prior year’s tax expenses of $31,062 that were presented in the prior year as a deferred tax asset, and in this year was recognized as a tax expenses.

Liquidity and Capital Resources

        At December 31, 2004, we had $505,103 in cash and cash equivalents, $808,102 in marketable securities and working capital of $4,344,566 as compared to $784,026 in cash and cash equivalents, $704,046 in marketable securities and $3,763,618 in working capital at December 31, 2003. The increase in working capital in 2004 is mainly due to our profitable operations in the year. Accounts receivable increased by $672,781, inventory increased by $693,194, trade accounts payable increased by $295,601 and other payables increased by $403,445.

        One of the principal factors affecting our working capital is the payment cycle on our sales. Payment for goods shipped is generally received from 60 to 90 days after shipment. Any material change in the aging of our accounts receivable could have an adverse effect on our working capital.

Net cash provided from operating activities was $226,378 for the year ended December 31, 2004, as compared to $833,543 used in operating activities in 2003. This was primarily attributable to net income of $381,169, a $295,601 increase in trade accounts payable, a $403,445 increase in other current liabilities, depreciation of $286,011, a decrease in deferred taxes of $174,691, and a decrease in other assets of $20,164. During the year ended December 31, 2004, cash was used mainly used to support our $672,781 increase in trade accounts receivable and 693,194 increase in inventory.

        Our revenues for the year ended December 31, 2004 increased substantially to $12.04 million from $9.03 million in 2003, resulting in an increase of our accounts receivable and inventory that was partially offset by an increase in accounts payable and in other current liabilities. In 2004, our net income was $381,169 and net cash provided from operating activities was $226,378. In 2004, we invested $355,211 in fixed assets (mainly in the expansion of our molding and dying operations) and repaid $158,999 of short and long term loans.

Net cash used in investing activities was $399,425 for the year ended December 31, 2004, as compared to $290,639 provided by investing activities in 2003.

Net cash used in financing activities was $158,999 for the year ended December 31, 2004, as compared to $313,962 provided from financing activities in 2003.

        All of our large contracts are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have historically achieved net profits on an annual basis, but our quarterly profits are not consistent on a quarter to quarter basis . Nevertheless we have striven to balance our accounts payable and account receivable. Subject to an unexpected growth in inventories as a result of a future growth in sales or a significant change in raw material prices, we intend to use our cash flow from operations for the acquisition of companies or equipment.

        During 2005 we decided to reduce our projected spending for research and development. We anticipate that our research and development expenses for the remainder of 2005 and for 2006 will reflect annualized spending of approximately $70,000 per year.

        On June 15, 2005, we executed a securities purchase agreement, with a group of investors for a $1.1 million private placement of our common stock. Pursuant to such agreement, we issued 1,833,334 shares of our common stock to the investors at a price of $0.60 per share. As of August 12, 2005, all cash, shares and warrants involved in the private placement transaction remained in escrow and had not been disbursed to the various parties. The escrow agent will transfer to us the amount of $1.1 million and to the investors 1,915,467 shares of our common stock as well as warrants to purchase 627,500 shares of common stock within three days form the receipt of a notice confirming the effectiveness of this registration statement prior to December 12, 2005. In such event, the remaining 1,368,191 shares of common stock will remain in escrow for the purpose of price protection, as defined in Section (g) of the securities purchase agreement. If the escrow agent has not received such notice prior to December 12, 2005 then, on the seventh business day thereafter the $1.1 million will be returned to the investors and the shares, the warrants and any interest yield with regards to the $1.1 million held by the escrow agent will be transferred to us. Notwithstanding the above, in the event that the registration statement will not be declared effective by December 12, 2005, the investors will be able to elect to receive the Shares and Warrants, and in such event we will receive the $1.1 million and any interest yield with regard to the $1.1 million. In addition, during until December 12, 2005, we may draw up to $550,000 from the escrowed funds for the purpose of purchasing fixed assets, in the sole discretion of our board of directors. In such event as a condition to the delivery of the funds, we have agreed to pledge all of the assets purchased with such funds to the investors. In the event that the $1.1 million, is returned to the investors, then within seven business days from December 12, 2005 we will return all the funds that have been drown from escrow account to the investors.

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

        During 2005, the NIS devalued approximately 6.2% against the dollar. Among the factors contributing to the devaluation were the increase in the interest rate for dollars investments compared to interest rate for NIS investments.

        Since most of our sales are quoted in dollars, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the dollar and other foreign currencies. We will also be adversely affected if the dollar depreciates against the Euro, the currency used for many of our purchases of raw material.

        We did not enter into any foreign exchange contracts in 2004.

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

        Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-KSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file or submit under the U.S. Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

        Changes in Internal Controls Over Financial Reporting

        In connection with the evaluation of the Company’s internal controls as of the end of the period covered by the annual report, our chief executive officer and chief financial officer have determined that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Exhibit Number	Description

3.1	Certificate of Incorporation, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2001.

3.2	Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference from the Filing on Schedule 14C, filed with the Commission on December 30, 2002.

4.1	Share Exchange Agreement, dated March 25, 2002, incorporated herein by reference from the filing on Form 8-K filed with the Commission on April 14, 2002.

Exhibit Number	Description

10.1	Form of Settlement and Release Agreement incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2003.

10.2	Translation of Employment Agreement with Mr. Tosh incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2003.

23.1	Subsidiaries of the Company.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2005	DEFENSE INDUSTRIES INTERNATIONAL, INC. BY: /S/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this Amended Report has been signed below on November 2, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

BY: /S/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

BY: /S/ Baruch Tosh —————————————— Baruch Tosh President

BY: /S/ Meira Postbinder —————————————— Meira Postbinder Vice President of Finance and Director

BY: /S/ Tsippy Moldovan —————————————— Tsippy Moldovan Chief Financial Officer and Director

BY: /S/ Avraham Hatzor —————————————— Avraham Hatzor Chief Operations Officer and Director

BY: /S/ Dan Zarchin —————————————— Dan Zarchin Director

BY: /S/ Motti Hassan —————————————— Motti Hassan Director