Form 10QSB/A
period 2005-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2005-11-02
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

Amendment No. 1

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

——————————————————————————
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

Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A hereby amends Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Controls and Procedures of Defense Industry International Inc.‘s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005, which was filed on May 23, 2005. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report pursuant to comments we received from the Staff of the U.S. Securities and Exchange Commission in connection with its review of our Form 10-KSB for the year ended December 31, 2004 and our Forms 10-QSB for the quarterly periods ended March 31, 2005 and June 30, 2005. This Amendment No. 1 is not intended to revise other information presented in our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 as originally filed and all such other information in the original filing, which remains unchanged.

This Amendment No. 1 on Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above. As a result, this Amendment No. 1 to the Quarterly Report on Form 10-QSB continues to speak as of May 23, 2005.

For the convenience of the reader the entire document is being refiled.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1.

ASSETS

	March 31, 2005 (Unaudited)	December 31, 2004

CURRENT ASSETS
Cash and cash equivalents	$528,578	$505,013
Accounts receivable, net of allowance for doubtful accounts
of $117,821 and $105,927, respectively	3,907,328	2,495,861
Accounts receivable - related parties, net	443,834	374,458
Inventories	3,178,061	2,809,019
Investments in marketable securities	851,032	808,102
Deferred taxes	38,762	43,049
Other current assets	658,315	402,325

Total Current Assets	9,605,910	7,437,827

PROPERTY, PLANT AND EQUIPMENT, NET	2,000,252	1,761,842

OTHER ASSETS
Deposits for the severance of employer-employee relations	485,863	483,334
Deferred taxes, long-term	70,718	60,326

Intangible assets, net	28,376	31,337
Goodwill	80,900	-

Total Other Assets	665,857	574,997

TOTAL ASSETS	$12,272,019	$9,774,666

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2005 (Unaudited)	December 31, 2004

CURRENT LIABILITIES
Accounts payable	$1,154,688	$1,026,162
Accrued expenses	1,746,710	490,236
Short-term debt	1,440,266	652,913
Current portion of long-term debt	422,287	407,227
Common stock to be issued	80,000	-
Other current liabilities	486,333	516,723

Total Current Liabilities	5,330,284	3,093,261

LONG-TERM LIABILITIES
Long-term portion of debt	810,213	731,442
Provision for the severance of employer-employee relations	351,119	336,101
Common stock to be issued	120,000	-
Minority interest	915,130	902,771

Total long-term Liabilities	2,196,462	1,970,314

TOTAL LIABILITIES	7,526,746	5,063,575

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 25,350,000
issued and outstanding	2,535	2,535
Additional paid-in capital	1,711,450	1,711,450
Retained earnings	3,232,186	3,148,950
Accumulated other comprehensive loss	(200,898)	(151,844)

Total Shareholders' Equity	4,745,273	4,711,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,272,019	$9,774,666

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2005
AND 2004
(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

NET REVENUES	$3,684,480	$3,746,079
COST OF SALES	3,029,383	2,779,840

GROSS PROFIT	655,097	966,239

OPERATING EXPENSES
Selling	144,081	120,919
General and administrative	397,096	306,697

TOTAL OPERATING EXPENSES	541,177	427,616

INCOME FROM OPERATIONS	113,920	538,623

OTHER INCOME (EXPENSE)
Financial expense, net	(44,169)	(24,482)
Other income, net	80,226	27,198

Total Other Income, net	36,057	2,716

INCOME BEFORE INCOME TAXES	149,977	541,339
Less: income tax expense	49,014	194,338

INCOME BEFORE MINORITY INTEREST	100,963	347,001
Minority interest (income) loss	(17,725)	2,223

NET INCOME	83,238	349,224

OTHER COMPREHENSIVE INCOME
Foreign currency translation loss, net of minority interest
portion	(41,284)	(118,481)

Other comprehensive income before tax	(41,284)	(118,481)
Income tax benefit related to items of other comprehensive
income	16,679	42,653

TOTAL OTHER COMPREHENSIVE (LOSS), NET OF TAX	(24,605)	(75,828)
COMPREHENSIVE INCOME	$58,633	$273,396

Net income per share - basic and diluted	$0.00	$0.01

Weighted average number of shares outstanding - basic and
diluted	25,350,000	25,350,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	For The Three Months Ended March 31, 2005	For The Three Months Ended March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,238	$349,224
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	44,376	71,317
Gain from sale of property, plant and equipment	(17,725)	---
Provision for doubtful accounts	4,779	3,388
Net realized and unrealized (gain) loss on marketable securities	(59,281)	24,455
Minority interest in income (loss) of subsidiary	17,725	(2,223)
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in deposits for employee severance	(2,529)	6,055
(Increase) decrease in deferred taxes	(6,105)	3,846
Increase in accounts receivable	(1,253,398)	(282,551)
Increase in other current assets	(252,125)	(36,883)
(Increase) decrease in inventories	(189,736)	153,318
Increase in accounts payable	97,553	156,392
Increase in accrued expenses	1,256,474	718,070
Decrease in other current liabilities	(190,436)	(159,909)
Increase (decrease) in provision for the severance of employer-employee relations	15,018	(563)

Net Cash (Used in) Provided By Operating Activities	(452,172)	1,003,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(186,128)	(118,404)
Proceeds from sale of property, plant and equipment	17,794	---
Proceeds from sale of marketable securities	111,743	48,999
Cash acquired in acquisition of Owen Mills Company	20,415	---
Purchases of marketable securities	(105,242)	(36,571)

Net Cash Used in Investing Activities	(141,418)	(105,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	787,353	(285,900)
Payments on long-term debt	(158,425)	(160,019)

Net Cash Provided By (Used In) Financing Activities	628,928	(445,919)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(11,773)	(140,044)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,565	311,997
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	505,013	784,026

CASH AND CASH EQUIVALENTS - END OF PERIOD	$528,578	$1,096,023

INTEREST PAID	$28,449	$26,225

TAXES PAID	$54,752	$49,489

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The condensed consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite for all periods presented and Rizzo, Inc. (doing business as Owen Mills Company) since February 28, 2005 (the acquisition date) (collectively, the “Company”). The minority interest represents the minority shareholders’proportionate share of Achidatex and Owen Mills Company.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

(E) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(F) Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

NOTE 2	BUSINESS COMBINATION

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, the Company purchased all of the outstanding stock of Owen Mills Company in consideration for a $200,000 note payable and shares of the Company’s common stock having a value of $200,000, based on the average closing price per share of the Company’s common stock for the ten trading days preceding the issuance of such shares. The Company shall pay the $400,000 of consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company has paid the former shareholder of Owen Mills Company a total of $200,000; the present value of the payments is $172,401 (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the Agreement; and (iii) $40,000 in the form of the Company’s common stock paid to the former shareholder of Owen Mills Company on each of the last business days of February 2006, February 2007, February 2008, and of February 2009. The Company acquired assets totaling $576,190 (consisting of cash of $20,415, accounts receivable, net of $232,224, inventory of $179,306, property, plant and equipment, net of $140,380, and other current assets of $3,865) and assumed liabilities of $284,689 (consisting of accounts payable of $30,973, other current liabilities of $160,046, and long-term debt of $93,670), which resulted in the recording of $80,900 in goodwill.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Revenue	$3,844,061	$4,017,093
Net income	$80,681	$353,652
Net income per share - basic and diluted	$0.00	$0.01

NOTE 3	INVENTORIES

Inventories consisted of the following:

	March 31, 2005	December 31, 2004

Raw materials	$1,772,702	$1,639,456
Work in process	1,149,010	837,836
Finished goods	256,349	331,727

	$3,178,061	$2,809,019

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

(A) Sales and Income from Operations:

	Civilian Local	Military Local	Military Export	Consolidated

March 31, 2005
Net Sales	$459,020	$581,467	$2,643,993	$3,684,480
Income from operations	10,297	34,786	68,837	113,920

March 31, 2004
Net Sales	$257,087	$442,017	$3,046,975	$3,746,079
Income from operations	40,669	99,178	398,776	538,623

(B) Single Customers Exceeding 10% of Sales:

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Sales

Customer A (Military Export)	$-	$1,731,656
Customer B (Military Export)	$795,168	-
Customer C (Military Export)	$540,428	-
Customer D (Military Export)	$515,392	-

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 5	COMMITMENTS AND CONTINGENCIES

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of operations were located. The Company owns facilities, leases other facilities and maintains equipment and inventory within this area. In 2005, the Company moved its “light cut and sew” operation from the Industrial Zone Erez to Sderot as well as some of its webbing equipment to Nazareth. The Israeli Government’s initial decision to evacuate the Gaza Strip was backed by resolutions to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. While the Israeli Government has not yet decided on the date of the evacuation, there is no doubt that it will evacuate the area, or that it will come to an agreement with the business and property owners for their compensation. The compensation is mentioned in the “Evacuation Law” resolution that was adopted by the Israeli Parliament, however, the amount of the compensation will be negotiable.

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

        This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 contained in our 2004 Annual Report on Form 10-KSB. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

        Property and Equipment. Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, we review our long-lived assets for impairment based on estimated future non discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The use of different assumptions with respect to the expected cash flows from our assets and other economic variables, primarily the discount rate, may lead to different conclusions regarding the recoverability of our assets’ carrying values and to the potential need to recordan impairment loss for our long lived assets.

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

Material Trends

        Local Military Market. The Israeli Military defense budget has been subject to reductions since the second half of 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level in 2004 and in the first three months of 2005. In 2004 and in the first three months of 2005, sales to the Israeli Ministry of Defense were $2,094,590 and $581,467, accounting for 17.4% and 15.8% of our sales.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets are fluctuating and as a result we cannot identify definite trends in these markets. In 2004 and in the first three months of 2005, we had sales of $2,792,702 and $212,900 in South America, sales of $4,036,584 and $229,681 in North America, and sales of $776,305 and $1,961,357 in Europe.

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

        As a result of the above, we expect instability in that our export military business will be under pressure in the next year, and that we will experience growth in the next two to three years.

        Local Civilian Market. Our product range to the civilian market is diversified. In 2004 our local market business grew, due to the improvement of the economic situation in Israel. We expect modest increase in this market in 2005 and in the future.

        Gross Profit Margins. Our pricing policy, although slightly different from one product to the other, is based on our existing overall gross margin. We do not expect a material change in our gross profit margins in the foreseeable in future.

        Backlog. We had approximately $3.1 million of unfilled customer orders at March 31, 2005, out of which approximately $1.6 million was attributable to orders from military customers in South America, North America, Europe and Africa, approximately $380,000 was attributable to the local civilian market, approximately $220,000 was attributable to the U.S. civilian market and approximately $900,000 was attributable to the Israeli Military of Defense.

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

        We owned facilities, leased other facilities and maintained equipment and inventory within this area. During the last half of 2004, we prepared for the eventual evacuation by merging existing production facilities. We moved one of our “light cut and sew” operations from the Erez Industrial Zone to Sderot and some of our webbing equipment to Nazareth. Due to our belief that we will be reimbursed for all the costs related to the evacuation of the Erez Industrial Zone, no impairment or accrued liabilities have been recorded at March 31, 2005.

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

        On February 28, 2005, we acquired all of the outstanding shares of Owen Mills, a company that specializes in military and industrial sewing of marine and ballistic fabric products. For the first three months of 2005, Owen Mills had revenues of $241,695.

        The following table sets forth the breakdown of sales by segment for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004

Sales to the local civilian market	$459,020	$257,087
Sales to the local military market	581,467	442,017
Export military sales	2,643,993	3,046,975

Total	$3,684,480	$3,746,079

        The following table sets forth, for the three months ended March 31, 2005, the revenues and net income of each of our subsidiaries as a percentage of our total revenues and net income.

	For the three months ended March 31, 2005
	Achidatex	Export Erez	Owen Mills

Revenues	44.1%	53.7%	2.2%
Net Income	58.0%	42.0%	*

**Owen Mills recorded a loss of $9,325.

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

Liquidity and Capital Resources

        As of March 31, 2005, we had $528,578 in cash and cash equivalents, $851,032 in marketable securities and working capital of $4,275,626 as compared to $505,013 in cash and cash equivalents, $808,102 in marketable securities and $4,344,566 in working capital at December 31, 2004. The decrease in working capital is mainly due to our acquisition of Owen Mills Company and the purchase of fixed assets.

        Net cash used in operating activities was $452,172 for the three months ended March 31, 2005 as compared to $1.0 million provided from operating activities for the same period in 2004. This was primarily attributable to net income of $83,238 in this period, a $1,256,434 increase in accrued expenses, a $189,736 increase in inventory, a decrease in other current assets of $252,125, depreciation of $44,376 and an increase in minority interest of $17,725, which was offset by a $1,253,398 decrease in accounts receivable.

        Our revenues for the three months ended March 31, 2005, decreased by approximately $60,000 compared to the same period in 2004, resulting in an increase in our accounts receivable that was partially offset by a decrease in inventory and in other current assets. In the first three months of 2005 we invested $384,393 in fixed assets (mainly in new molding equipment) and entered into $709,211 of short and long term loans.

        Net cash used in investing activities was $141,418 for the three months ended March 31, 2005 as compared to $105,976 in the three months ended March 31, 2004. During the three months ended March 31, 2005, $168,334 (net of sales of fixed assets) was used to purchase fixed assets, while $6,501 (net of purchases of marketable securities) was provided from sales of our marketable securities, and $20,415 was obtained in connection with our acquisition of Owen Mills.

        Net cash provided from financing activities was $186,128 for the three months ended March 31, 2005 as compared to $118,404 in the three months ended March 31, 2004. During the three months ended March 31, 2005, we increased our short-term debt by $787,353 and we repaid $158,423 (net of proceeds from new long term debt) of long term debt.

        All of our large contracts are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have historically achieved net profits on an annual basis, but our quarterly profits are not consistent on a quarter to quarter basis. Nevertheless, we have striven to balance our accounts payable and account receivable. Subject to an unexpected growth in inventories as a result of a future growth in sales or a significant change in raw material prices, we intend to use our cash flow from operations for the acquisition of companies or equipment.

        During 2005, we decided to reduce our projected spending for research and development. We anticipate that our research and development expenses for the remainder of 2005 and for 2006 will reflect annualized spending of approximately $70,000 per year.

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

        We did not enter into any foreign exchange contracts in 2004 or the first three months of 2005.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2005.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	1,232,500	422,287	602,972	207,241	-
Capital (finance) lease obligations	-	-	-	-	-
Operating lease obligations	736,100	255,600	468,000	12,500	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities
reflected on the Company's
balance sheet under U.S. GAAP	-	-	-	-	-

Total	1,968,600	677,887	1,070,972	219,741	-

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following:

—	Our significant international operations subject us to financial and regulatory risks.

—	Currency exchange rate fluctuations in the world markets in which we conduct business could have a material adverse effect on our business, results of operations and financial condition.

—	Sales of our products are subject to governmental procurement procedures and practices; termination, reduction or modification of contracts with our customers, and especially with the government of Israel, or a substantial decrease in our customers’ budgets may adversely affect on us.

—	The loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

—	Our markets are highly competitive. Inability to compete effectively will adversely affect us.

—	Limited sources for some of our raw materials may significantly curtail our manufacturing operations.

—	Our resources may be insufficient to manage the demands imposed by any future growth.

Item 3.	Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

        In connection with the evaluation of the Company’s internal controls as of the end of the period covered by this quarterly report, our chief executive officer and chief financial officer have determined that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

PART II – OTHER INFORMATION

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

        On February 28, 2005 we entered into an agreement of purchase and sale of stock with Owen Mills Company, a Los Angeles based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, we purchased all of Owen Mills Company’s outstanding stock in consideration for $200,000 in cash and shares of our common stock having a value of $200,000, based on the average closing price per share of our shares of common stock for the ten trading days preceding the issuance of such shares. The issuance of shares was made pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. (Registrant) BY: /S/ Joseph Postbinder —————————————— Joseph Postbinder Executive Officer

BY: /S/ Tsippy Moldovan —————————————— Tsippy Moldovan Chief Accounting and Financial Officer

Date: November 2 , 2005