Form 10QSB/A
period 2005-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2005-11-02
CIK 1069563

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

Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A hereby amends Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Controls and Procedures of Defense Industry International Inc.‘s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, which was filed on August 15, 2005. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report pursuant to comments we received from the Staff of the U.S. Securities and Exchange Commission in connection with its review of our Form 10-KSB for the year ended December 31, 2004 and our Forms 10-QSB for the quarterly periods ended March 31, 2005 and June 30, 2005. This Amendment No. 1 is not intended to revise other information presented in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 as originally filed and all such other information in the original filing, which remains unchanged.

This Amendment No. 1 on Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above, except with respect to disclosure relating to our evacuation of the Erez Industrial Zone. As a result, this Amendment No. 1 to the Quarterly Report on Form 10-QSB continues to speak as of August 15, 2005, except with respect to discussion relating to our evacuation of the Erez Industrial Zone.

For the convenience of the reader the entire document is being refiled.

i

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.

PART I – FINANCIAL INFORMATION

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005 (Unaudited)	December 31, 2004

CURRENT ASSETS
Cash and cash equivalents	$743,480	$505,013
Accounts receivable, net of allowance for doubtful accounts
of $128,150 and $105,927, respectively	3,360,282	2,495,861
Accounts receivable - related parties, net	464,186	374,458
Inventories	2,720,757	2,809,019
Investments in marketable securities	790,451	808,102
Deferred taxes	60,813	43,049
Other current assets	199,703	402,325

Total Current Assets	8,339,672	7,437,827

PROPERTY, PLANT AND EQUIPMENT, NET	2,058,625	1,761,842

OTHER ASSETS
Deposits for the severance of employer-employee relations	444,725	483,334
Deferred taxes, long-term	64,223	60,326
Intangible assets, net	24,596	31,337
Goodwill	80,900	-

Total Other Assets	614,444	574,997

TOTAL ASSETS	$11,012,741	$9,774,666

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2005 (Unaudited)	December 31, 2004

CURRENT LIABILITIES
Accounts payable	$1,075,685	$1,026,162
Accrued expenses	500,744	490,236
Short-term debt	1,566,021	652,913
Current portion of long-term debt	417,003	407,227
Common stock to be issued	40,000	-
Other current liabilities	650,694	516,723

Total Current Liabilities	4,250,147	3,093,261

LONG-TERM LIABILITIES
Long-term portion of debt	722,429	731,442
Provision for the severance of employer-employee relations	307,665	336,101
Common stock to be issued	120,000	-
Minority interest	926,214	902,771

Total long-term Liabilities	2,076,308	1,970,314

TOTAL LIABILITIES	6,326,455	5,063,575

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 25,386,463
and 25,350,000 issued and outstanding, respectively	2,538	2,535
Additional paid-in capital	1,751,447	1,711,450
Deferred private placement costs	(100,000)	-
Retained earnings	3,437,299	3,148,950
Accumulated other comprehensive loss	(404,998)	(151,844)

Total Shareholders' Equity	4,686,286	4,711,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,012,741	$9,774,666

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

NET REVENUES	$3,907,691	$2,826,725	$7,592,171	$6,572,804
COST OF SALES	2,733,221	1,972,198	5,762,604	4,752,038

GROSS PROFIT	1,174,470	854,527	1,829,567	1,820,766

OPERATING EXPENSES
Selling	234,729	270,437	378,810	391,356
General and administrative	560,951	376,892	958,047	683,589

TOTAL OPERATING EXPENSES	795,680	647,329	1,336,857	1,074,945

INCOME FROM OPERATIONS	378,790	207,198	492,710	745,821

OTHER INCOME (EXPENSE)
Financial income (expense), net	8,732	(38,313)	(35,437)	(62,795)
Other income (expense), net	(15,514)	31,709	64,712	58,907

Total Other Income (Expense)	(6,782)	(6,604)	29,275	(3,888)

INCOME BEFORE INCOME TAXES	372,008	200,594	521,985	741,933
Income tax	(133,015)	(89,363)	(182,029)	(283,701)

INCOME BEFORE MINORITY INTEREST	238,993	111,231	339,956	458,232
Minority interest	(33,880)	(28,121)	(51,605)	(25,898)

NET INCOME	$205,113	$83,110	$288,351	$432,334

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation gain (loss), net of
minority interest portion	(193,283)	29,588	(234,567)	(88,893)

Other comprehensive income (loss) before tax	(193,283)	29,588	(234,567)	(88,893)
Income tax (expense) benefit related to items of
other comprehensive income (loss)	69,393	(11,541)	86,072	31,112

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(123,890)	18,047	(148,495)	(57,781)

COMPREHENSIVE INCOME	$81,223	$101,157	$139,856	$374,553

Net income per share - basic and diluted	$.01	$-	$.01	$0.02

Weighted average number of shares outstanding -
basic and diluted	25,375,929	25,350,000	25,363,094	25,350,000

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30, 2005	For The Six Months Ended June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$288,351	$432,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,944	145,557
Gain from sale of property, plant and equipment	(17,772)
Provision for doubtful accounts	18,232	3,411
Net realized and unrealized gain on marketable securities	(46,940)	(59,024)
Minority interest in income of subsidiary	51,605	25,898
Change in operating assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(740,157)	(610,139)
Decrease (increase) in inventories	267,568	(86,810)
Increase in deferred taxes	(21,661)	(1,711)
Decrease in other current assets	206,487	9,450
Decrease in deposits for employee severance	38,609	5,559
Increase (decrease) in accounts payable	18,550	(93,634)
Increase (decrease) in accrued liabilities	10,508	567,027
Decrease (increase) in other current liabilities	(26,075)	(85,511)
Decrease in provision for the severance of employer-employee relations	(28,436)	(9,224)
Deferred private placement costs	(100,000)	-

Net Cash Provided By Operating Activities	89,811	243,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(384,393)	(131,906)
Proceeds from sale of property, plant and equipment	17,772	-
Cash acquired in acquisition of Owen Mills Company	20,415	-
Proceeds from sale of marketable securities	292,808	146,419
Purchases of marketable securities	(276,727)	(110,804)

Net Cash Used in Investing Activities	(330,125)	(96,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	913,108	46,015
Payments on long-term debt	(258,306)	(243,720)
Proceeds from long-term debt	54,409	177,896

Net Cash Provided By (Used In) Financing Activities	709,211	(19,809)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(230,430)	(102,319)

NET INCREASE IN CASH AND CASH EQUIVALENTS	238,467	24,764

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	505,013	784,026

CASH AND CASH EQUIVALENTS - END OF PERIOD	$743,480	$808,790

INTEREST PAID	$38,482	$71,341

TAXES PAID	$95,092	$72,257

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On February 28, 2005, the Company acquired all the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company) for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in common stock of the Company, both of which are to be paid over five years. Also, see Note 2.

On April 27, 2005 the Company issued 36,463 common shares having a fair value of $40,000. See Note 2.

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The condensed consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd., Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite for all periods presented and Owen Mills (see Note 2) since its acquisition on February 28, 2005 (collectively, the “Company”). The minority interest represents the minority shareholders’ proportionate share of Achidatex.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

(E) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of and for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 (“APB 20”) and FASB Statement No. 3” (“SFAS No. 154”) which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20‘s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

(G) Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

NOTE 2	BUSINESS COMBINATION

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, the Company purchased all of the outstanding stock of Owen Mills Company in consideration for a $200,000 note payable and shares of the Company’s common stock having a value of $200,000, based on the average closing price per share of the Company’s common stock for the ten trading days preceding the issuance of such shares. The Company shall pay the $400,000 of consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company has paid the former shareholder of Owen Mills Company a total of $200,000; the present value of the payments is $172,401 (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the Agreement; and (iii) $40,000 in the form of the Company’s common stock paid to the former shareholder of Owen Mills Company on each of the last business days of February 2006, February 2007, February 2008, and of February 2009. The Company acquired assets totaling $576,190 (consisting of cash of $20,415, accounts receivable, net of $232,224, inventories of $179,306, property, plant and equipment, net of $140,380, and other current assets of $3,865) and assumed liabilities of $284,689 (consisting of accounts payable of $30,973, other current liabilities of $160,046, and long-term debt of $93,670), which resulted in the recording of $80,900 in goodwill.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

The acquisition of Owen Mills Company was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Owen Mills Company have been included in the consolidated statements of income after the acquisition date of February 28, 2005. On April 27, 2005 the Company issued 36,463 common shares having a fair value of $40,000 to the former shareholder of Owen Mills Company according to the business combination agreement signed on February 28, 2005.

The following table reflects the unaudited pro forma combined results of operations for the three and six months ended June 30, 2005 and 2004, assuming the acquisition had occurred at the beginning of 2004.

	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

Revenue	$3,104,659	$7,751,751	$7,121,752

Net income	$93,812	$285,794	$447,464

Net income per share - basic
and diluted	$0.00	$0.01	$0.02

NOTE 3	INVENTORIES

Inventories consisted of the following:

	June 30, 2005	December 31, 2004

Raw materials	$1,935,702	$1,639,456
Work in process	596,767	837,836
Finished goods	188,288	331,727

	$2,720,757	$2,809,019

NOTE 4	SEGMENT INFORMATION AND CONCENTRATIONS

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

(A) Sales and Income from Operations:

	Civilian Local	Military Local	Military Export	Consolidated

June 30, 2005
Net Sales	$1,158,790	$1,717,138	$4,716,243	7,592,171
Income from operations	68,521	160,034	264,155	492,710

June 30, 2004
Net Sales	$539,195	$1,130,164	$4,903,445	$6,572,804
Income from operations	86,306	156,254	503,261	745,821

(B) Single Customers Exceeding 10% of Sales:

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

Customers

Customer A (Military Local)	$1,138,100	$-
Customer B (Military Export)	-	2,822,264
Customer C (Military Export)	1,172,166	-
Customer D (Military Export)	796,831	-

NOTE 5	COMMITMENTS AND CONTINGENCIES

(A) Israeli Gaza Strip Operations:

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of the Company’s operations were located. The Company owns facilities, leases other facilities and maintains equipment and inventory within this area. In 2005, the Company moved its “light cut and sew” operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. The evacuation of the Company’s remaining operations from Erez Industrial Zone is scheduled to begin on August 15, 2005 and is expected to be completed in about one month. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, as well as the “Evacuation Law” that was adopted by the Israeli Parliament, to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone, however, the amount of the compensation has not been finalized.

The Company believes that it will be reimbursed by the State of Israel for all costs related to the evacuation of its facilities in the Erez Industrial Zone. These costs include moving expenses, asset abandonment costs and various impairments. Therefore, no accrual for evacuation costs has been recorded as a liability of the Company as of June 30, 2005.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

(B) Securities Purchase Agreement:

On June 15, 2005, the Company executed a Securities Purchase Agreement (the “Agreement”) with a group of investors for a $1.1 million private placement of its common stock. Pursuant to the Agreement, the Company agreed to issue 1,833,334 shares of its common stock to the investors at a price of $0.60 per share. The Company also agreed to issue the investors 365,000 warrants to purchase its common stock at an exercise price of $0.94 share, exercisable until June 30, 2007, and 182,500 warrants at an exercise price of $2.40 per share, exercisable until June 30, 2010. The Agreement also provided for the issuance by the Company to the investors of up to an additional 1,368,191 shares of its common stock if, one year after the closing, there has been a decrease in the Company’s share price of $0.60 per share.

In addition, the Company agreed to issue 82,133 shares of its common stock, as well as 60,000 warrants at an exercise price of $0.94 (exercisable until June 30, 2007) and 20,000 warrants at an exercise price of $2.40 per share (exercisable until June 30, 2010) as a finder’s fee for services provided in connection with the transaction.

As part of the Agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission to register for resale the shares issued in the private placement as well as the shares underlying the warrants, no later than 180 days after the closing. If the registration statement is not declared effective by this date, the Agreement provides for the return of all funds to the investors along with annual interest of 5% on the $1.1 million (see Note 6).

As of June 30, 2005, all cash, shares and warrants involved in the private placement transaction remained in escrow and had not been disbursed to the various parties. The Company had incurred approximately $100,000 in professional fees related to the transaction, which are non-refundable and are shown as deferred private placement costs in the condensed consolidated balance sheet at June 30, 2005.

(C) Operating Lease Agreements:

The Company’s executive offices, are located in 8 Brisel Street, Industrial Zone, Sderot. The Company’s manufacturing, production and distribution facilities are scattered over several locations in Israel as follows:

Nazareth Industrial Area: the production activities of the Company’s subsidiary, Achidatex are located in a 6,000 square meter building in Nazareth Industrial Area which is owned by affiliated party. The annual rental expense for this facility is $180,000. The lease expires in December 2008. The rent for 2005 will be allocated equally between those two subsidiaries.

Petah-Tikva: Achidatex leases approximately 300 square meters for its executive offices in Petah-Tikva at annual rental expense of $21,600. The lease expires in December 2005.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

Erez Industrial Area: The Company leases 2,000 square meter space in Erez Industrial Area, for its sewing operations and for its storage, in a building that belongs to Mr. Joseph Postbinder, its Chief Executive Officer and Chairmen of its board of directors. This lease was extended in 2005, and the annual rental expense for this building in 2005 is $68,400. The lease expires on December 31, 2005. Export Erez leases an additional 400 square meters, in the same building, from a non affiliated party, at an annual rental expense of $19,200. That lease also expires on December 31, 2005.

Industrial Area of Ashdod: Mayotex leases a 230 square meter space in the Industrial Area of Ashdod for its car armor installations. The annual rental expense for this space is $12,000. The lease expires on December 31, 2005.

Industrial Area of Sderot: as of January 2, 2005, Mayotex leases an approximately 1,250 square meter space in the Industrial Area of Sderot primarily for its cut and sew operations. The lease expires on December 31, 2005 and is renewable for an additional one year term. The annual rental expense for this space will be $43,884 in 2005.

Van Nuys, California: as of September 1, 2003, Owen Mills leases an approximately 9,000 square feet space in Van Nuys, California for its operations. The lease expires on August 31, 2008. The annual rental expense for this space is $54,000.

NOTE 6	SUBSEQUENT EVENTS

On August 10, 2005 the Company filed a registration statement with the U.S. Securities and Exchange Commission to register for resale the shares issued in the private placement (see Note 5 (B)).

Due to the contingency relating to the Agreement, the Company has not recorded the receipt of the cash or the issuance of common stock or warrants in the accompanying condensed consolidated financial statements.

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

        Revenues and Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, we have not established a reserve at June 30, 2005 and June 30, 2004. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

        Foreign Currency Translation And Transactions. The functional currency of Export Erez, Ltd., Mayotex Ltd., and Achidatex Nazareth Elite is the New Israeli Shekel, or NIS. The functional currency of Dragonwear Trading Ltd. is the Cyprus Pound, or CYP. The financial statements of Dragonwear are translated into NIS. The financial statements for all of these entities are then translated into US dollars from NIS at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. Any change in exchange rates may have a material impact on our financial position and results of operations.

        Accounts Receivable. Accounts receivable consist primarily of receivables from customers and institutions. We record a provision for doubtful accounts, when appropriate, to allow for any amounts which may be unrecoverable based upon an analysis of our prior collection experience, customer creditworthiness, and current economic trends.

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

        Property Plant and Equipment. Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, we review our long-lived assets for impairment based on estimated future non-discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The use of different assumptions with respect to the expected cash flows from our assets and other economic variables, primarily the discount rate, may lead to different conclusions regarding the recoverability of our assets’ carrying values and to the potential need to record an impairment loss for our long lived assets.

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

Material Trends

        Local Military Market. The Israeli Military defense budget has been subject to reductions since the second half of 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level in 2004 and in the first six months of 2005. In 2004 and in the first six months of 2005 sales to the Israeli Ministry of Defense were $2,094,590 and $1,717,138, accounting for 17.4% and 22.6% of our sales.

        In late summer 2005, Israel evacuated the Gaza strip. The evacuation process resulted in large expenses and caused a reduction in the funds that were initially budgeted for the procurement of new products. Additionally, as a result of the government decisions and the evacuation, the Israeli Defense Forces will slightly reduce its size and equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In light of these trends, we expect our local military business to remain stable at the existing relatively low levels in 2005, and to grow in 2006 as a result of an increase in the demand for our dry storage systems products.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets are fluctuating and as a result we cannot identify definite trends in these markets. In 2004 and in the first six months of 2005, we had sales of $2,792,702 and $291,942 in South America sales of $4,036,584 and $1,234,631 in North America and sales of $776,305 and $3,023,659 in Europe.

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

Operations in the Erez Industrial Zone

        During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of our operations were located. We evacuated our remaining operations from the Erez Industrial Zone in August 2005. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions as well as the “Evacuation Law” that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone, however, the amount of the compensation has not been finalized.

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

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Results of Operations

        Net Revenues and Gross Profit Margin. Net revenues for the three months ended June 30, 2005 increased to $3,907,691 from $2,826,725 in the same period in 2004, an increase of 38.2%. The increase is primarily attributable to the increase of sales to local markets, including sales of our subsidiary Owen Mills to the U.S. civilian market.

        The following table sets forth the breakdown of sales by segment for the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30,
	2005	2004

Sales to the local civilian market	$699,770	$282,108
Sales to the local military market	1,135,671	688,147
Export military sales	2,072,250	1,856,470

Total	$3,907,691	$2,826,725

        The following table sets forth, for the three months ended June 30, 2005, the revenues and net income of each of our subsidiaries as a percentage of our total revenues and net income.

	For the three months ended June 30, 2005
	Achidatex	Export Erez	Owen Mills

Revenues	45.0%	50.2%	4.8%
Net Income	56.6%	33.4%	**

** Owen Mills recorded a loss of $30,994.

        The dominance of export sales is expected to continue into the remainder of 2005. This expectation is based, among other things, on the fact that we have broadened our export customers base. While we believe that the trend of growth in the local civilian market (which includes sales in the amount of $279,089 in the U.S. by Owen Mills, our U.S. subsidiary) is a stable one, it is hard to predict the trends of the local military market.

        We anticipate that our revenues for the remainder of 2005 will exceed our revenues in the same period in 2004.

        Gross profit for the three months ended June 30, 2005 was $1,174,470 compared to $854,527 for the same period in 2004. This increase in gross profit is principally attributable to growth in sales. Our gross profit margin for the three months ended June 30, 2005 was 30.1% compared to 30.2% for the same period in 2004. We believe that the third quarter of 2005 will be characterized by an increased demand worldwide for raw materials, that may result in significant extensions in the regular delivery schedules and an increase in raw material prices which will likely affect our cost of production and our gross profit margin.

        Selling Expenses. Selling expenses for the three months ended June 30, 2005 decreased to $234,729 from $270,437 for the same period in 2004. The decrease in our selling expenses was attributable to lower commission paid to sales agents. We do not anticipate any material change in our selling expenses in the third quarter of 2005.

        General and Administrative Expenses. General and administrative expenses for three months ended June 30, 2005 increased to $560,951 from $376,892 for the same period in 2004. This increase is mainly a result of the growth in professional fees and additional expenses due to the acquisition of Owen Mills. We do not anticipate any material change in our general and administrative expenses in the third quarter of 2005.

        Income Tax (Expense). Our income tax expense for the three months ended June 30, 2005 was $133,015 as compared to $89,363 for the comparable period in 2004, reflecting the growth in our profits. Our effective tax rate was 35.1 % in the 2005 period, compared to 43.1% in the 2004 period, as a result of the reduction of tax rates by the Israeli Government.

        Financial (Expenses) Income, Net. We had financial income, net of $8,732 for the three months ended June 30, 2005 as compared to financial expense, net of $38,313 for the same period in 2004. This income is mainly attributed to a decrease in the interest rates and profits from foreign currency deposits, mainly due to a devaluation of the Israeli currency devaluation compared to the dollar, in 2005.

        Other Income (Expense), Net. We had other expense, net for the three months ended June 30, 2005 of $15,514 as compared to other income, net of $31,709 for the same period in 2004. The other expense, net is primarily attributable to a loss from sales of marketable securities in the amount of $12,341 as compared to a profit from sales of marketable securities in the amount of $31,709 in the same period in 2004.

        Other Comprehensive Income (Loss). We recorded other comprehensive losses for the three months ended June 30, 2005 of $193,283 as compared to other comprehensive income of $29,588 for the same period in 2004. This loss is principally attributable to the approximately 4.9% devaluation of the NIS against the dollar, while in the same period in 2004 the NIS appreciated against the U.S. dollar by approximately 0.68%.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended June 30, 2005, we recognized and recorded minority share in our profit of $33,880 compared $28,121 for the same period in 2004.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Results of Operations

        Net Revenues and Gross Profit Margin. Net revenues for six months ended June 30, 2005 increased to $7,592,171 from $6,572,804 in the same period in 2004, an increase of 15.5%. The increase is primarily attributable to the increase of sales to the U.S. local markets by our Owen Mills subsidiary.

        On February 28, 2005, we acquired all of the outstanding shares of Owen Mills, a company that specializes in military and industrial sewing of marine and ballistic fabric products. For the first six months of 2005, Owen Mills had revenues of $361,203.

        The following table sets forth the breakdown of sales by segment for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30,
	2005	2004

Sales to the local civilian market	$1,158,790	$539,195
Sales to the local military market	1,717,138	1,130,164
Export military sales	4,716,243	4,903,445

Total	$7,592,171	$6,572,804

        The following table sets forth, for the six months ended June 30, 2005, the revenues and net income of each of our subsidiaries as a percentage of our total revenues and net income.

	For the six months ended June 30, 2005
	Achidatex	Export Erez	Owen Mills

Revenues	45.0%	50.2%	4.8%
Net Income	56.6%	33.4%	**

** Owen Mills recorded a loss of $30,994

        Gross profit for the six months ended June 30, 2005 was $1,829,567 compared to $1,820,766 for the same period in 2004. This decrease in gross profit is principally attributable to the decrease in gross profit in the first quarter of 2005 due to a higher parentage of transactions which were characterized by lower profit margins, and the temporary lower operating efficiency in the first quarter of 2005 resulting from the partial relocation of certain manufacturing lines from Erez Industrial Zone to Sderot.

        Gross profit margin for the six months ended June 30, 2005 was 24.1% compared to 27.7% for the same period in 2004. Owen Mills’ gross margin for the six months ended June 30, 2005 was 18%.

        Selling Expenses. Selling expenses for the six months ended June 30, 2005 decreased 3.2% to $378,810 from $391,356 for the same the same period in 2004. The decrease in our selling expenses was attributable to lower commission paid to sales agents.

        General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2005 increased to $958,047 from $683,589 for the same period in 2004. This increase is mainly a result of the growth in professional fees and additional expenses due to the acquisition of Owen Mills.

        Income Tax Expense. Our income tax expense for the six months ended June 30, 2005 was $182,029 as compared to a tax expense of $283,701 for the comparable period in 2004, reflecting the decrease in income before tax and the reduction in tax rates in Israel from 35% to 34%. Our effective tax rate was 36.9 % in the 2005 period, compared to 38.0% in the 2004 period, as a result of the reduction of tax rates by the Israeli Government.

        Financial Expenses. We had financial expenses, net of $35,437 for the six months ended June 30, 2005 as compared to $62,795 for the same period in 2004. This decrease is attributed mainly to a decrease in interest rates and profits from foreign currency deposits, mainly due to the Israeli currency devaluation in 2005.

        Other Income, Net. We had other income, net for the six months ended June 30, 2005 of $64,712 as compared to other income, net of $58,907 for the same period in 2004. The increase is attributable to a gain from the sale of fixed assets in the 2005 period, that was offset by a decrease in profits from our marketable securities.

        Other Comprehensive Income (Loss). We had other comprehensive loss, for the six months ended June 30, 2005 of $234,567 as compared to other comprehensive loss of $88,893 for the same period in 2004. This loss is principally attributable to the approximately 6.2% devaluation of the NIS against the dollar, while in the same period in 2004 the NIS appreciated against the dollar by approximately 2.7%.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the six months ended June 30, 2005, we recognized and recorded minority share in our profit of $51,605 compared $25,898 for the same period in 2004.

Liquidity and Capital Resources

        As of June 30, 2005, we had $743,480 in cash and cash equivalents, $790,451 in marketable securities and working capital of $4,089,525 as compared to $505,013 in cash and cash equivalents, $808,102 in marketable securities and $4,344,566 in working capital at December 31, 2004.

        Net cash provided from operating activities was $89,811 for the six months ended June 30, 2005 as compared to $243,183 provided from operating activities for the same period in 2004. This was primarily attributable to net income of $288,351, a $267,568 decrease in inventory, a decrease in other current assets of $206,487, depreciation of $170,944 and an increase in minority interest of $51,605. During the six months ended June 30, 2005, cash used in operating activities was used mainly to support an increase of accounts receivable of $740,157, deferred private placement costs of $100,000, an increase in deferred taxes of $21,661 and unrealized gain on marketable securities of $46,940.

        Our revenues for the six months ended June 30, 2005, increased by approximately $1 million compared to the same period in 2004, resulting in an increase in our accounts receivable that was partially offset by a decrease in inventory and in other current assets. In the first half of 2005 we invested $384,393 in fixed assets (mainly in new molding equipment) and entered into $709,211 of short and long term loans.

        Net cash used in investing activities was $330,125 for the six months ended June 30, 2005 as compared to $96,291 in the six months ended June 30, 2004. During the six months ended June 30, 2005, $366,621 (net of sales of fixed assets) was used to purchase fixed assets, while $16,081 (net of purchases of marketable securities) was provided from sales of our marketable securities, and $20,415 was obtained in connection with our acquisition of Owen Mills.

        Net cash provided from financing activities was $709,211 for the six months ended June 30, 2005 as compared to $19,809 used in the six months ended June 30, 2004. During the six months ended June 30, 2005, we increased our short-term debt by $913,108 and we repaid $203,897 (net of proceeds from new long term debt) of long term debt.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. We are currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on our financial statement presentation or disclosures.

        In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 (“APB 20”) and FASB Statement No. 3” (“SFAS No. 154”) which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20‘s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

        During 2005, the NIS devalued approximately 6.2% against the dollar. Among the factors contributing to the devaluation were the increase in the interest rate for dollars investments compared to interest rate for NIS investments. The inflation in Israel was approximately 0.5% for the six month ended June 2005 compared to an annual deflation of 1.2% in 2004.

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

        We did not enter into any foreign exchange contracts in 2004 or the first six months of 2005.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of June 30, 2005.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	1,299,431	457,003	667,875	174,553	--
Capital (finance) lease obligations
Operating lease obligations	712,800	244,800	468,000	---	--
Purchase obligations
Other long-term liabilities
reflected on the Company's
balance sheet under U.S. GAAP

Total	2,012,231	701,803	1,135,875	174,553	---

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following and other risk factors contained in our Annual Report on Form 10-KSB:

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

        On June 15, 2005, we executed a Securities Purchase Agreement, (the “Agreement”), with a group of investors for a $1.1 million private placement of our common stock. Pursuant to the Agreement, we agreed to issue 1,833,334 shares of our common stock to the investors at a price of $0.60 per share. We also agreed to issue the investors a right to purchase up to an aggregate of 365,000 additional shares of common stock at $0.94 per share issuable upon the exercise of warrants which exercisable until June 30, 2007 and a right to purchase up to an aggregate of 182,500 additional shares of common stock at $2.40 per share issuable upon the exercise of warrants which exercisable until June 30, 2010. In addition, pursuant to the Agreement, under certain circumstances, the investors will have the right to receive up to an additional 1,368,191 shares of common stock if on June 16, 2006 there has been a decrease in the share price of our common stock below $0.60 per share. In consideration for their services in connection with this private placement, we agreed to issue 82,133 shares of Common Stock, a right to purchase up to an aggregate of 60,000 additional shares of common stock at $0.94 per share issuable upon the exercise of warrants which exercisable until June 30, 2007 and a right to purchase up to an aggregate of 20,000 additional shares of common stock at $2.40 per share issuable upon the exercise of warrants which exercisable until June 30, 2010. The issuance of shares will be made pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D under the 1933 Act.

        As part of the Agreement, we agreed to file a registration statement with the U.S. Securities and Exchange Commission to register for resale the shares to be issued in the private placement as well as the shares underlying the warrants, no later than 180 days after the closing. If the registration statement is not declared effective by this date, the Agreement provides for the return of all funds to the investors along with annual interest of 5% on the $1.1 million. As of August 12, 2005, all cash, shares and warrants involved in the private placement transaction remained in escrow and had not been disbursed to the various parties.

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

1. An 8-K bearing the cover date of May 27, 2005 with respect to a press release regarding the resignation of one of the Registrant’s directors was filed on June 1, 2005.

2 An 8-K bearing the cover date of June 15, 2005 with respect to the execution of a securities purchase agreement by the Registrant and certain investors was filed on June 1, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFENSE INDUSTRIES INTERNATIONAL, INC. (Registrant) BY: /S/ Joseph Postbinder —————————————— Joseph Postbinder Chief Executive Officer

BY: /S/ Tsippy Moldovan —————————————— Tsippy Moldovan Chief Accounting and Financial Officer

Date: November 2, 2005