Form 10QSB
period 2005-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2005-11-15
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

Commission file number: 1-9009

Defense Industries International, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1421483
(State of Incorporation)	(I.R.S. Employer Identification No.)

8 Brussels St. Sderot, 80100, Israel

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of November 14, 2005 the Issuer had 25,386,463 shares of Common Stock, $.0001 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.

PART I – FINANCIAL INFORMATION

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005	December 31, 2004
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$656,927	$505,013
Accounts receivable, net of allowance for doubtful accounts
of $132,200 and $105,927, respectively	2,265,375	2,495,861
Accounts receivable - related parties, net	509,336	374,458
Inventories	2,544,483	2,809,019
Investments in marketable securities - held for trading	729,316	808,102
Deferred taxes	56,790	43,049
Other current assets	448,870	402,325

Total Current Assets	7,211,097	7,437,827

PROPERTY, PLANT AND EQUIPMENT, NET	1,973,114	1,761,842

OTHER ASSETS
Deposits for the severance of employer-employee relations	417,070	483,334
Deferred taxes, long-term	47,447	60,326
Intangible assets, net	22,020	31,337
Goodwill	80,900	-

Total Other Assets	567,437	574,997

TOTAL ASSETS	$9,751,648	$9,774,666

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2005	December 31, 2004
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$872,888	$1,026,162
Accrued expenses	224,278	490,236
Short-term debt	531,738	652,913
Current portion of long-term debt	839,808	407,227
Common stock to be issued	40,000	-
Other current liabilities	411,395	516,723

Total Current Liabilities	2,920,107	3,093,261

LONG-TERM LIABILITIES
Long-term portion of debt	923,897	731,442
Provision for the severance of employer-employee relations	283,059	336,101
Common stock to be issued	120,000	-
Minority interest	912,645	902,771

Total long-term Liabilities	2,239,601	1,970,314

TOTAL LIABILITIES	5,159,708	5,063,575

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 25,386,463
and 25,350,000 issued and outstanding, respectively	2,538	2,535
Additional paid-in capital	1,751,447	1,711,450
Deferred private placement costs	(130,000)	-
Retained earnings	3,381,759	3,148,950
Accumulated other comprehensive loss	(413,804)	(151,844)

Total Shareholders' Equity	4,591,940	4,711,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,751,648	$9,774,666

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended September 30, 2005		For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

NET REVENUES		$1,992,642	$3,181,111	$9,584,813	$9,753,915
COST OF SALES		1,461,237	2,027,699	7,223,841	6,779,737

GROSS PROFIT		531,405	1,153,412	2,360,972	2,974,178

OPERATING EXPENSES
Selling		224,941	222,231	603,751	613,587
General and administrative		431,620	367,941	1,389,667	1,051,530

TOTAL OPERATING EXPENSES		656,561	590,172	1,993,418	1,665,117

INCOME (LOSS) FROM OPERATIONS		(125,156)	563,240	367,554	1,309,061

OTHER INCOME (EXPENSE)
Financial income (expense), net		(11,286)	(47,787)	(46,723)	(110,582)
Other income (expense), net		39,763	(39,947)	104,475	18,960

Total other income (expense)		28,477	(87,734)	57,752	(91,622)

INCOME (LOSS) BEFORE INCOME TAXES		(96,679)	475,506	425,306	1,217,439
Income tax (expense) benefit		28,569	(212,583)	(153,460)	(496,284)

INCOME (LOSS) BEFORE MINORITY INTEREST		(68,110)	262,923	271,846	721,155
Minority interest (income) loss		12,568	(13,515)	(39,037)	(39,413)

NET INCOME (LOSS)		$(55,542)	$249,408	$232,809	$681,742

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation gain (loss), net of
minority interest portion		(8,145)	6,275	(242,712)	(82,618)

Other comprehensive income (loss) before tax		(8,145)	6,275	(242,712)	(82,618)
Income tax (expense) benefit related to items of
other comprehensive income (loss)		2,994	(2,196)	89,066	28,916

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		(5,151)	4,079	(153,646)	(53,702)

COMPREHENSIVE INCOME (LOSS)		$(60,693)	$253,487	$79,163	$628,040

Net income (loss) per share - basic and diluted	$	---	$0.01	$0.01	$0.03

Weighted average number of shares outstanding -
basic and diluted		25,386,463	25,350,000	25,370,970	25,350,000

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,809	$681,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,571	211,125
Gain from sale of property, plant and equipment	(21,591)	(1,109)
Provision for doubtful accounts	26,273	13,470
Net realized and unrealized gain on marketable securities	(82,884)	(17,950)
Minority interest in income of subsidiary	39,037	39,413
Change in operating assets and liabilities, net of effects of acquisition:
Decrease (increase) in accounts receivable	301,559	(1,085,278)
Decrease (increase) in inventories	443,842	(208,707)
(Increase) decrease in deferred taxes	(862)	184,487
Decrease (increase) in other current assets	85,185	(42,393)
Decrease in deposits for employee severance	66,264	6,373
(Decrease) increase in accounts payable	(184,247)	24,241
(Decrease) increase in accrued liabilities	(265,958)	227,364
(Decrease) increase in other current liabilities	(265,374)	183,906
(Decrease) increase in provision for the severance of employer-employee relations	(53,042)	9,068

Net Cash Provided By Operating Activities	582,582	225,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(517,761)	(161,077)
Proceeds from sale of property, plant and equipment	26,592	1,109
Cash acquired in acquisition of Owen Mills Company	20,415	-
Proceeds from sale of marketable securities	599,268	201,948
Purchases of marketable securities	(537,558)	(194,086)

Net Cash Used in Investing Activities	(409,044)	(152,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(121,175)	(220,969)
Deferred private placement costs	(130,000)	-
Payments on long-term debt	(773,748)	(373,821)
Proceeds from long-term debt	1,067,558	401,598

Net Cash Provided By (Used In) Financing Activities	42,635	(193,192)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(64,259)	(82,619)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	151,914	(202,165)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	505,013	784,026

CASH AND CASH EQUIVALENTS - END OF PERIOD	$656,927	$581,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID	$66,304	$97,039

TAXES PAID	$120,544	$137,781

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

At the end of August 2005, the Company evacuated and abandoned the building owned in the Erez Industrial Zone (see Note 6 (A) for details). The net book value of the building in the amount of $127,865 was recorded as a receivable from the State of Israel and reclassified to Other Current Assets at September 30, 2005, as the Company expects to recover the fair market value of the building from the State of Israel.

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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

(D) Per Share Data

Basic net income(loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. There were no common stock equivalents outstanding during the periods presented. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

(E) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of and for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

(F) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards Board (“FASB”) No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections: a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20‘s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

(G) Goodwill and Other Intangible Assets

In accordance with SFAS No.141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

NOTE 2	BUSINESS COMBINATION

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, the Company purchased all of the outstanding stock of Owen Mills Company in consideration for a $200,000 note payable and shares of the Company’s common stock having a value of $200,000, based on the average closing price per share of the Company’s common stock for the ten trading days preceding the issuance of such shares. The Company shall pay the $400,000 of aggrigate consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company has paid the former shareholder of Owen Mills Company a total of $200,000; the present value of the cash payments is $172,401 (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the agreement, (on April 27, 2005 the Company issued 36,463 common shares having a fair value of $40,000 to the former shareholder of Owen Mills Company); and (iii) $40,000 in the form of the Company’s common stock payable to the former shareholder of Owen Mills Company on each of the last business days of February 2006, February 2007, February 2008, and of February 2009. The Company acquired assets totaling $576,190 (consisting of cash of $20,415, accounts receivable, net of $232,224, inventories of $179,306, property, plant and equipment, net of $140,380, and other current assets of $3,865) and assumed liabilities of $284,689 (consisting of accounts payable of $30,973, other current liabilities of $160,046, and long-term debt of $93,670), which resulted in the recording of $80,900 in goodwill.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

The acquisition of Owen Mills Company was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Owen Mills Company have been included in the consolidated statements of operations after the acquisition date of February 28, 2005.

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2005 and 2004, assuming the acquisition had occurred at the beginning of 2004.

	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

Revenue	$3,474,416	$9,754,393	$10,596,168

Net income	$238,134	$231,052	$685,598

Net income per share - basic
and diluted	$0.01	$0.01	$0.03

NOTE 3	INVENTORIES

Inventories consisted of the following:

	September 30, 2005	December 31, 2004

Raw materials	$1,609,222	$1,639,456
Work in process	525,533	837,836
Finished goods	409,728	331,727

	$2,544,483	$2,809,019

NOTE 4	NOTES PAYABLE

On July 29, 2005, the Company borrowed $563,456 at an interest rate of 6.25%. The loan is 24 monthly payments commencing August 29, 2005 with each payment consisting of principal along with accrued interest. As of September 30, 2005, the balance of the loan was $501,103, of which $266,368 is included in current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

On July 31, 2005, the Company borrowed $450,765 at an interest rate of 6.25%. The loan is repayable in 24 monthly payments commencing August 31, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of September 30, 2005, the balance of the loan was $400,817, of which $208,786 is included in current portion of long-term debt.

On April 18, 2005, the Company borrowed $22,729 at an interest rate of 6%. The loan is repayable 48 monthly payments commencing May 18, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of September 30, 2005, the balance of the loan was $19,847, of which $5,187 is included in current portion of long-term debt

On April 18, 2005, the Company borrowed $30,608 at an interest rate of 6%. The loan is repayable 48 monthly payments commencing May 18, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of September 30, 2005, the balance of the loan was $26,725, of which $6,984 is included in current portion of long-term debt

NOTE 5	SEGMENT INFORMATION AND CONCENTRATIONS

The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

(A) Sales and Income from Operations:

	Civilian Local	Military Local	Military Export	Consolidated

September 30, 2005
Net sales	$2,065,330	$2,297,837	$5,221,646	9,584,813
Income from operations	69,941	124,264	173,349	367,554

September 30, 2004
Net sales	$1,194,140	$1,489,255	$7,070,520	$9,753,915
Income from operations	176,851	277,123	855,087	1,309,061

(B) Single Customers Exceeding 10% of Sales:

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

Customers
Customer A (Military Local)	$1,718,794	$-
Customer B (Military Export)	-	3,973,159
Customer C (Military Export)	1,172,166	-
Customer D (Military Export)	1,080,958	-

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 6	COMMITMENTS AND CONTINGENCIES

(A) Israeli Gaza Strip Operations:

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of the Company’s operations were located. The Company had owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, the Company moved its “light cut and sew” operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. In August 2005, the Company evacuated its remaining operations and abandoned the buildings owned and leased in the Erez Industrial Zone. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, as well as the “Evacuation Law” that was adopted by the Israeli Parliament, to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone, however, the amount of the compensation has not been finalized.

The Company incurred $217,477 in costs related to the evacuation of its facilities located in the Erez Industrial Zone in the Gaza Strip, which includes $89,612 in moving expenses and $127,865, of net book value for the building that was abandoned. The Company believes that it will be reimbursed in full for all costs related to the evacuation as well as the fair market value of the facilities abandoned in the Erez Industrial Zone. As a result, the Company has reclassified the net book value of the assets abandoned as well as the evacuation costs to a receivable from the State of Israel in the amount of $217,447 which is included in Other Current Assets in the Condensed Consolidated Balance Sheet at September 30, 2005.

Since the Company believes that it will be reimbursed for the fair market value of the building that was abandoned, there is a potential gain contingency that will be recorded when and if realized.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

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

On August 10, 2005 the Company filed a registration statement with the U.S. Securities and Exchange Commission to register for resale the shares issued in the private placement. On November 2, 2005 the Company filed Amendment No. 1 to the above mentioned registration statement. Due to the contingency relating to the Agreement, the Company has not recorded the receipt of the cash or the issuance of common stock or warrants in the accompanying condensed consolidated financial statements.

As of September 30, 2005, all cash, shares and warrants involved in the private placement transaction remained in escrow and had not been disbursed to the various parties. The Company had incurred approximately $130,000 in professional fees related to the transaction, which are non-refundable and are shown as deferred private placement costs in the condensed consolidated balance sheet at September 30, 2005.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

Erez Industrial Area: The Company leased 2,000 square meter space in Erez Industrial Area, for its sewing operations and for its storage, in a building that was owned by Mr. Joseph Postbinder, its Chief Executive Officer and Chairmen of its board of directors. This lease was extended in 2005, and the annual rental expense for this building in 2005 were $68,400. The lease expired on August 31, 2005. Export Erez leased an additional 400 square meters, in the same building, from a non affiliated party, at an annual rental expense of $19,200. That lease also expired on August 31, 2005, from the same reason.

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

        Revenues and Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, we have not established a reserve at September 30, 2005. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

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

        Inventories. Inventories are valued at the lower of cost or market value using the first-in first-out method. The cost includes expenses of freight-in transportation. The specific identification method is used for finished goods since all orders are custom orders for customers. Inventories write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence. Any change in our assumptions with respect to the need to write-off or write-down the value of our inventories may have material affect on our financial position or results of operations.

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

Material Trends

        Local Military Market. The Israeli Military defense budget has been subject to reductions since the second half of 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level in 2004 and in the first nine months of 2005. In 2004 and in the first nine months of 2005 sales to the Israeli Ministry of Defense were $2,094,590 and $2,297,837, respectively, accounting for 17.4% and 23.9% of our sales, respectively.

        In late summer 2005, Israel evacuated the Gaza strip. The evacuation process resulted in our incurring expenses of $217,477 in costs related to the evacuation of its facilities located in the Erez Industrial Zone in the Gaza Strip, which includes $89,612 in moving expenses and $127,865, of net book value for the building that was abandoned, and caused a reduction in the funds that were initially budgeted for the procurement of new products.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets are fluctuating and as a result we cannot identify definite trends in these markets. In 2004 and in the first nine months of 2005, we had sales of $2,792,702 and $587,512, respectively, in South America sales of $4,036,584 and $1,271,099, respectively, in North America and sales of $776,305 and $3,219,118, respectively, in Europe.

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

        Local Civilian Market. Our product range to the civilian market is diversified. In 2004 our local market business grew, due to the improvement of the economic situation in Israel. We expect modest increase in this market in 2006 and in the future.

        Gross Profit Margins. Our pricing policy, although slightly different from one product to the other, is based on our existing overall gross margin. We do not expect a material change in our gross profit margins in the foreseeable in future.

        Backlog. We had approximately $3.85 million of unfilled customer orders at September 30, 2005, out of which approximately $2.7 million was attributable to orders from military customers in South America and Asia, approximately $250,000 was attributable to orders from civilian customers in Europe, approximately $300,000 was attributable to the local civilian market, approximately $100,000 was attributable to the U.S. civilian market and approximately $500,000 was attributable to the Israeli Military of Defense.

        Recent Developments

        On November 17, 2003, in response to concerns from the law enforcement community, the U.S. Department of Justice announced an initiative to address the reliability of body armor used by law enforcement personnel and to examine the future of bullet-resistant technology and testing. These concerns followed the failure of a relatively new Zylon®-based body armor vest worn by a Pennsylvania police officer. As part of this initiative, the American NIJ, examined Zylon®-based bullet-resistant vests (both new and used) and reviewed the existing process by which bullet-resistant vests are certified. Zylon® (or PBO fiber – poly-p-phenylene benzobisoxazole) is a high-strength organic fiber produced by Toyobo Co., Ltd.

        On August 24, 2005, the American NIJ released a status report of its examination to the Department of Justice in which the American NIJ announced, among other things, that although the test results do not conclusively prove that all Zylon®-containing body armor models have performance problems, they show that used Zylon®-containing body armor may not provide the intended level of ballistic resistance. The test results also imply that a visual inspection of body armor and its ballistic panels does not indicate whether a particular piece of Zylon®-containing body armor has maintained its ballistic performance. On such date, the American NIJ also issued a Body Armor Standard Advisory Notice advising that it has identified Zylon® as a material that appears to create a risk of death or serious injury as a result of degraded ballistic performance when used in body armor. The American NIJ also introduced the American NIJ 2005 Interim Requirements for Bullet-Resistant Body Armor, or the American NIJ Interim Requirements, modifying and supplementing NIJ Standard 0101.04 (Ballistic Resistance of Personal Body Armor), or the American NIJ Standard 0101.04.

        Under the NIJ Interim Requirements, any body armor model that was found by NIJ to be compliant with NIJ Standard 0101.04 prior to the effective date of NIJ Interim Requirements must, in order to comply with NIJ Interim Requirements, obtain from NIJ a notice of compliance by, among other things, submitting to NIJ either: (i) evidence that demonstrates to the satisfaction of NIJ that the body armor model will maintain ballistic performance over its declared warranty period; or (ii) a written certification (the sufficiency of which shall be determined by NIJ) that the model contains no material listed in an NIJ Body Armor Standard Advisory Notice in effect at the time of submission.

        As a result of these developments, legal proceedings have been filed against certain U.S. based manufacturers. In addition, certain major U.S. based manufacturers have initiated exchange and upgrade programs for bullet-resistant vests resulting in increased expenses. These developments have caused a general decline in sales of bullet-resistant vests.

        Our products do not contain Zylon®. In accordance with the American NIJ Interim Requirements, we intend to immediately apply to the American NIJ to obtain a notice of compliance with the NIJ Interim Requirements with respect to our products that were previously found by the American NIJ to be compliant with the American NIJ Standard 0101.04. However, the general decline in sales of bullet-resistant vests have affected us, and our sales of bullet-resistant vests, which account for approximately 40% of our revenues, have decreased in the last two quarters of 2005.

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

        At September 30, 2005 we recorded a receivable in the amount of $217,447, which represents costs incurred related to the evacuation of the Erez Industrial Zone, which according to the “Evacuation Law” we will recover from the State of Israel. Of theses costs, $127,865 represents the net book value of the facilities abandoned and $89,612 represents all other moving costs.

Results of Operations

        Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

        Net Revenues and Gross Profit Margin. Net revenues for the three months ended September 30, 2005 decreased to $1,992,642 from $3,181,111 in the same period in 2004, a decrease of 37.4%. The decrease is primarily attributable to the decrease in export sales resulting from the general decline in sales of bullet-resistant vests. The decrease in sales of the bullet-resistant vests is due to the previously mentioned failure of a relatively new Zylon®-based body armor vest, and the new requirements of the American NIJ for certifying new bullet-resistant vests.

        The following table sets forth the breakdown of sales by segment for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004

Sales to the local civilian market	$906,540	$654,945
Sales to the local military market	580,699	359,091
Export military sales	505,403	2,167,075

Total	$1,992,642	$3,181,111

        The following table sets forth, for the three months ended September 30, 2005, the revenues and net loss of each of our subsidiaries as a percentage of our total revenues and net income.

	For the Three Months Ended September 30, 2005
	Achidatex	Export Erez	Owen Mills

Net Revenues	48.1%	37.1%	14.8%
Net Loss	36.4%	8.1%	54.5%

        A decline in export sales is expected as a result of the general decline in sales of bullet-resistant vests. This expectation is based, among other things, on the fact that we have broadened our export customers base. While we believe that the trend of growth in the local civilian market (which includes sales in the amount of $310,234 in the U.S. by Owen Mills, our U.S. subsidiary) is a stable one, it is difficult to predict the trend of the local military market.

        We anticipate that our revenues for the remainder of 2005 will decrease as a result of the general decline in sales of bullet-resistant vests comparable to the same period in 2004.

        Gross profit for the three months ended September 30, 2005 was $531,405 compared to $1,153,412 for the same period in 2004. This decrease in gross profit is principally attributable to decrease in sales. Our gross profit margin for the three months ended September 30, 2005 was 26.7% compared to 36.3% for the same period in 2004. We believe that the fourth quarter of 2005 will be characterized by an increased demand worldwide for raw materials, that may result in significant extensions in the regular delivery schedules and an increase in raw material prices which will likely affect our cost of production and our gross profit margin.

        Selling Expenses. Selling expenses remained substantially consistent in both periods with expenses of $224,941 during the three months ended September 30, 2005 compared to $222,231 for the same period in 2004. We anticipate a decrease in our selling expenses in the remainder of 2005 as a result of decrease in export sales.

        General and Administrative Expenses. General and administrative expenses for three months ended September 30, 2005 increased to $431,620 from $367,941 for the same period in 2004. This increase is mainly a result of the growth in professional fees and additional expenses due to the acquisition of Owen Mills. We do not anticipate any material change in our general and administrative expenses in the remainder of 2005.

        Income Tax (Expense) Benefit. Our income tax benefit for the three months ended September 30, 2005 was $28,569 as compared to expense of $212,583 for the comparable period in 2004, reflecting the decrease in our profits.

        Financial Income (Expenses), Net. We had financial expense, net of $11,286 for the three months ended September 30, 2005 as compared to financial expense, net of $47,787 for the same period in 2004. This decrease in financial expenses is mainly attributable to our conversion of short term loans to long term loans having lower interest rates.

        Other Income (Expense), Net. We had other income, net for the three months ended September 30, 2005 of $39,763 as compared to other expense, net of $39,947 for the same period in 2004. The other income, net in 2005 is primarily attributable to a gain from sales of marketable securities in the amount of $35,944.

        Other Comprehensive Income (Loss). We recorded other comprehensive loss for the three months ended September 30, 2005 of $8,145 as compared to other comprehensive income of $6,275 for the same period in 2004. This loss is principally attributable to a slight increase in the exchange rate of the US dollar against the NIS.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended September 30, 2005, we recognized and recorded the minority share in our loss of $12,568 compared to minority share in our profit of $13,515 for the same period in 2004.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

        Net Revenues and Gross Profit Margin. Net revenues for nine months ended September 30, 2005 decreased slightly to $9,584,813 from $9,753,915 in the same period in 2004, a decrease of 1.7%. The decrease is primarily attributable to the decrease in export sales, resulting from the general decline in sales of bullet-resistant vests. The decrease in sales of the bullet-resistant vests is due to the previously mentioned failure of a relatively new Zylon®-based body armor vest, and the new requirements of the American NIJ for certifying new bullet-resistant vests.

        On February 28, 2005, we acquired all of the outstanding shares of Owen Mills, a company that specializes in military and industrial sewing of marine and ballistic fabric products. For the nine months ended September 30, 2005, Owen Mills had revenues of $671,437 (from date of the acquisition).

        The following table sets forth the breakdown of sales by segment for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005	2004

Sales to the local civilian market	$2,065,330	$1,194,140
Sales to the local military market	2,297,837	1,489,255
Export military sales	5,221,646	7,070,520

Total	$9,584,813	$9,753,915

        The following table sets forth, for the nine months ended September 30, 2005, the revenues and net income of each of our subsidiaries as a percentage of our total revenues and net income.

	For the Nine Months Ended September 30, 2005
	Achidatex	Export Erez	Owen Mills

Revenues	49.7%	43.3%	7%
Net Income	43%	57%	*

*Owen Mills recorded a loss of $60,967

        Gross profit for the nine months ended September 30, 2005 was $2,360,972 compared to $2,974,178 for the same period in 2004. This decrease in gross profit is principally attributable to the decrease in gross profit in the first quarter of 2005 due to a higher parentage of transactions which were characterized by lower profit margins, the temporary lower operating efficiency in the first quarter of 2005 resulting from the partial relocation of certain manufacturing lines from Erez Industrial Zone to Sderot, and a decrease in the gross profit in the third quarter of 2005.

        Gross profit margin for the nine months ended September 30, 2005 was 24.6% compared to 30.5% for the same period in 2004. Owen Mills’ gross margin for the nine months ended September 30, 2005 was 17.5%.

        Selling Expenses. Selling expenses for the nine months ended September 30, 2005 slightly decreased 1.6% to $603,751 from $613,587 for the same the same period in 2004. The decrease in our selling expenses was attributable to the decrease in export sales.

        General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2005 increased 32.1% to $1,389,667 from $1,051,530 for the same period in 2004. This increase is mainly a result of the growth in professional fees and additional expenses due to the acquisition of Owen Mills.

         Income Tax Expense. Our income tax expense for the nine months ended September 30, 2005 was $153,460 as compared to a tax expense of $496,284 for the comparable period in 2004, reflecting the decrease in income before tax and the reduction in tax rates in Israel from 35% to 34%. Our effective tax rate was 36.1 % in the 2005 period, compared to 40.8% in the 2004 period, as a result of the reduction of tax rates by the Israeli Government.

        Financial Expenses. We had financial expenses, net of $46,723 for the nine months ended September 30, 2005 as compared to $110,582 for the same period in 2004. This decrease in financial expenses is mainly attributable to our conversion of short term loans to long term loans having lower interest rates.

        Other Income, Net. We had other income, net for the nine months ended September 30, 2005 of $104,475 as compared to other income, net of $18,960 for the same period in 2004. The increase is attributable mainly to gain from marketable securities.

        Other Comprehensive Income (Loss). We had other comprehensive loss, for the nine months ended September 30, 2005 of $242,712 as compared to other comprehensive loss of $82,618 for the same period in 2004. This loss is principally attributable to the increase of the US dollar exchange rate against the NIS.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the nine months ended September 30, 2005, we recognized and recorded minority share in our profit of $39,037, substantially consistent with the minority share in our profit of $39,413 for the same period in 2004.

Liquidity and Capital Resources

        As of September 30, 2005, we had $656,927 in cash and cash equivalents, $729,316 in marketable securities and working capital of $4,290,990 as compared to $505,013 in cash and cash equivalents, $808,102 in marketable securities and $4,344,566 in working capital at December 31, 2004.

        Net cash provided from operating activities was $582,582 for the nine months ended September 30, 2005 as compared to $225,752 provided from operating activities for the same period in 2004. This was primarily attributable to net income of $232,809, a $443,842 decrease in inventory, depreciation of $261,571 and a decrease in accounts receivable of $301,559. During the nine months ended September 30, 2005, cash used in operating activities was used mainly to reduce accounts payable by $184,247, decrease accrued liabilities by $265,958 and decrease other current liabilities by $265,374.

        Our revenues for the nine months ended September 30, 2005, decreased by approximately $169,102 compared to the same period in 2004, resulting in a decrease in our accounts receivable and a decrease in inventory that was partially offset by the decrease in accounts payable , decrease in accrued liabilities and decrease in other current liabilities. In the nine months ended September 30, 2005 we invested net $491,169 in fixed assets (mainly in new molding equipment) and entered into $172,625 of short and long term loans.

        Net cash used in investing activities was $409,044 for the nine months ended September 30, 2005 as compared to $152,106 in the nine months ended September 30, 2004. During the nine months ended September 30, 2005, $491,169 (net of sales of fixed assets) was used to purchase fixed assets, while $61,710 (net of purchases of marketable securities) was provided from sales of our marketable securities, and $20,415 was obtained in connection with our acquisition of Owen Mills.

        Net cash provided from financing activities was $42,635 for the nine months ended September 30, 2005 as compared to $193,192 used in the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we decreased our short-term debt by $121,175 and we received $293,810 (net of proceeds from new long term debt) of long term debt. During the nine month ended September 30, 2005 we had deferred private placement costs in the amount of $130,000.

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

        On June 15, 2005, we executed a securities purchase agreement, with a group of investors for a $1.1 million private placement of our common stock. Pursuant to such agreement, we issued 1,833,334 shares of our common stock to the investors at a price of $0.60 per share. As of November 14, 2005, all cash, shares and warrants involved in the private placement transaction remained in escrow and had not been disbursed to the various parties. The escrow agent will transfer to us the amount of $1.1 million and to the investors 1,915,467 shares of our common stock as well as warrants to purchase 627,500 shares of common stock within three days form the receipt of a notice confirming the effectiveness of this registration statement prior to December 12, 2005. In such event, the remaining 1,368,191 shares of common stock will remain in escrow for the purpose of price protection, as defined in Section (g) of the securities purchase agreement. If the escrow agent has not received such notice prior to December 12, 2005 then, on the seventh business day thereafter the $1.1 million will be returned to the investors and the shares, the warrants and any interest yield with regards to the $1.1 million held by the escrow agent will be transferred to us. Notwithstanding the above, in the event that the registration statement will not be declared effective by December 12, 2005, the investors will be able to elect to receive the Shares and Warrants, and in such event we will receive the $1.1 million and any interest yield with regard to the $1.1 million. In addition, during until December 12, 2005, we may draw up to $550,000 from the escrowed funds for the purpose of purchasing fixed assets, in the sole discretion of our board of directors. In such event as a condition to the delivery of the funds, we have agreed to pledge all of the assets purchased with such funds to the investors. In the event that the $1.1 million is returned to the investors, then within seven business days from December 12, 2005 we will return all the funds that have been drown from escrow account to the investors.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standard Board (” FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

        In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections: a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20‘s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

        During 2005, the NIS devalued approximately 6.7% against the dollar. Among the factors contributing to the devaluation were the increase in the interest rate for dollars investments compared to interest rate for NIS investments. The inflation in Israel was approximately 0.5% for the nine month ended September 2005 compared to an annual deflation of 1.9% in 2004.

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

        We did not enter into any foreign exchange contracts in 2004 or the first three quarters of 2005.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of September 30, 2005.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2 - 3 years	4 - 5 years	more than 5 years

Long-term debt obligations	1,923,704	879,809	920,432	123,463	--
Capital (finance) lease obligations
Operating lease obligations	707,400	239,400	468,000	---	--
Purchase obligations
Other long-term liabilities
reflected on the Company's
balance sheet under U.S. GAAP

Total	2,631,104	1,119,209	1,388,432	123,463	---

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following and other risk factors contained in our Annual Report on Form 10-KSB:

—	If the decline in sales of bullet bullet-resistant vests continue, our operating results will be negatively affected.

—	Our significant international operations subject us to financial and regulatory risks.

—	Currency exchange rate fluctuations in the world markets in which we conduct business could have a material adverse effect on our business, results of operations and financial condition.

—	Sales of our products are subject to governmental procurement procedures and practices; termination, reduction or modification of contracts with our customers, and especially with the government of Israel, or a substantial decrease in our customers’ budgets may adversely affect on us.

—	The loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

—	Our markets are highly competitive. Any inability to compete effectively will adversely affect us.

—	Limited sources for some of our raw materials may significantly curtail our manufacturing operations.

—	Our resources may be insufficient to manage the demands imposed by any future growth.

Item 3.	Controls and Procedures

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

        As part of the Agreement, we agreed to file a registration statement with the U.S. Securities and Exchange Commission (SEC) to register for resale the shares to be issued in the private placement as well as the shares underlying the warrants, no later than 180 days after the closing. If the registration statement is not declared effective by this date, the Agreement provides for the return of all funds to the investors along with annual interest of 5% on the $1.1 million. As of August 12, 2005, all cash, shares and warrants involved in the private placement transaction remained in escrow and had not been disbursed to the various parties.

        On August 10, 2005 we filed a registration statement with the SEC to register for resale the shares issued in the private placement. On November 2, 2005 we filed an amendment to the registration statement.

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

None.

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

Date: November 14, 2005