Form 10QSB/A
period 2005-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2005-11-30
CIK 1069563

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

Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A hereby amends Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Defense Industry International Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005, which was filed on November 15, 2005. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report pursuant to comments we received from the Staff of the U.S. Securities and Exchange Commission in connection with its review of our Form 10-QSB for the quarterly period ended September 30, 2005. This Amendment No. 1 is not intended to revise other information presented in our Quarterly Report on Form 10-QSB for the quarterly period ended September e 30, 2005 as originally filed and all such other information in the original filing, which remains unchanged.

This Amendment No. 1 on Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above, except with respect to disclosure relating to our evacuation of the Erez Industrial Zone. As a result, this Amendment No. 1 to the Quarterly Report on Form 10-QSB continues to speak as of November 15, 2005.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

Erez Industrial Area: The Company leased 2,000 square meter space in Erez Industrial Area, for its sewing operations and for its storage, in a building that was owned by Mr. Joseph Postbinder, its Chief Executive Officer and Chairmen of its board of directors. This lease was extended in 2005, and the annual rental expense for this building in 2005 was $68,400. The lease expired on August 31, 2005. Export Erez leased an additional 400 square meters, in the same building, from a non affiliated party, at an annual rental expense of $19,200. That lease also expired on August 31, 2005, from the same reason.

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

Results of Operations

        Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

        Net Revenues and Gross Profit Margin. Net revenues for the three months ended September 30, 2005 decreased to $1,992,642 from $3,181,111 in the same period in 2004, a decrease of 37.4%. The decrease is primarily attributable to the decrease in export sales resulting from the general decline in sales of bullet-resistant vests. The decrease in sales of the bullet-resistant vests is due to the previously mentioned failure of a relatively new Zylon®-based body armor vest, and the new requirements of the American NIJ for certifying new bullet-resistant vests. In the three months period ended September 30, 2005 Export Erez, Achidatex, and Owen Mills accounted for $952,382 or 47.8%, $730,026 or 36.6% and $310,234 or 15.6% of our revenues, respectively. In the three months period ended September 30, 2004 Achidatex and Export Erez accounted for $1,651,921 or 52% and $1,529,190 or 48% of our revenues, respectively.

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

        Gross profit for the three months ended September 30, 2005 was $531,405 compared to $1,153,412 for the same period in 2004. This decrease in gross profit is principally attributable to decrease in sales. In the three months period ended September 30, 2005 Achidatex, Export Erez and Owen Mills accounted for 51%, 39%, and 10%, of our gross profit, respectively. In the three months period ended September 30, 2004 Achidatex and Export Erez accounted for 43% and 57% of our gross profit, respectively.

        Our gross profit margin for the three months ended September 30, 2005 was 26.7% compared to 36.3% for the same period in 2004. Achidatex’s gross margin for the September 30, 2005 period was 37% compared to 33% for the same period in 2004. Export Erez’s gross margin for the September 30, 2005 period was 22% compared to 40% for the same period in 2004. Owen Mills’ gross margin for the three months period was 17%. We believe that the fourth quarter of 2005 will be characterized by an increased demand worldwide for raw materials, that may result in significant extensions in the regular delivery schedules and an increase in raw material prices which will likely affect our cost of production and our gross profit margin.

        Selling Expenses. Selling expenses remained substantially consistent in both periods with expenses of $224,941 during the three months ended September 30, 2005 compared to $222,231 for the same period in 2004. Achidatex’s selling expenses for the three months period ended September 30, 2005 was $118,502 compared to $149,670 for the same period in 2004. Export Erez’s selling expenses for the three months period ended September 30, 2005 was $106,439 compared to $72,561 for the same period in 2004. Owen Mills’ did not accrued any selling expenses for the three months period ended September 30, 2005. We anticipate a decrease in our selling expenses in the remainder of 2005 as a result of an expected decrease in export sales.

        General and Administrative Expenses. General and administrative expenses for three months ended September 30, 2005 increased to $431,620 from $367,941 for the same period in 2004. This increase is mainly a result of the growth in professional fees and additional expenses due to the acquisition of Owen Mills.

        Income Tax (Expense) Benefit. Our income tax benefit for the three months ended September 30, 2005 was $28,569 as compared to a tax expense of $212,583 for the comparable period in 2004, reflecting the decrease in our profits. Achidatex’s income tax expense for the period ended September 30, 2005 was $15,949 compared to $31,923 for the same period in 2004. Export Erez’s income tax expense for the period ended September 30, 2005 was $27,853 compared to $36,632 for the same period in 2004. We do not anticipate any material change in our general and administrative expenses for the remainder of 2005.

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

        Net Income. In the three months ended September 30, 2005 we had net income of $55,542 as compared to net income of $249,408 for the three months period ended September 30, 2004. Achidatex’s net income for the three months ended September 30, 2005 was $50,851 compared to $142,936 for the three months ended September 30, 2004. Export Erez’s net income for the three months ended September 30, 2005 was $147, 561 compared to $456,794 for the three months ended September 30, 2004. Achidatex’s and Export Erez’s net income were offset by the losses of Owen Mills’.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

        Net Revenues and Gross Profit Margin. Net revenues for nine months ended September 30, 2005 decreased slightly to $9,584,813 from $9,753,915 in the same period in 2004, a decrease of 1.7%. The decrease is primarily attributable to the decrease in export sales, resulting from the general decline in sales of bullet-resistant vests. The decrease in sales of the bullet-resistant vests is due to the previously mentioned failure of a relatively new Zylon®-based body armor vest, and the new requirements of the American NIJ for certifying new bullet-resistant vests. In the nine months period ended September 30, 2005 Export Erez, Achidatex, and Owen Mills accounted for $4,763,652 or 49.7%, $4,149,724 or 43.3% and $671,437 or 7% of our revenues, respectively. The revenues attributed to Owen Mils relate to the period beginning from February 28, 2005. In the period ended September 30, 2004 Achidatex and Export Erez accounted for $3,443,809 or 35% and $6,310,106 or 65% of our revenues, respectively.

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

        Gross profit for the nine months ended September 30, 2005 was $2,360,972 compared to $2,974,178 for the same period in 2004. This decrease in gross profit is principally attributable to the decrease in gross profit in the first quarter of 2005 due to a higher parentage of transactions which were characterized by lower profit margins, the temporary lower operating efficiency in the first quarter of 2005 resulting from the partial relocation of certain manufacturing lines from Erez Industrial Zone to Sderot, and a decrease in the gross profit in our third quarter of 2005. In the period ended September 30, 2005 Achidatex, Export Erez and Owen Mills accounted for 54.3%, 40.7%, and 5%, of our gross profit, respectively. The revenues attributable to Owen Mils relate to the period beginning from February 28, 2005. In the nine months period ended September 30, 2004 Achidatex and Export Erez accounted for 36% and 64% of our gross profit, respectively.

        Gross profit margin for the nine months ended September 30, 2005 was 24.6% compared to 30.5% for the same period in 2004. Achidatex’s gross margin for the nine months period ended September 30, 2005 was 30.9% compared to 30.7% for the same period in 2004. Export Erez’s gross margin for the period ended September 30, 2005 was 20.2% compared to 30.4% for the same period in 2004. Owen Mills’ gross margin for the period since its acquisition was 17.5%.

        Selling Expenses. Selling expenses for the nine months ended September 30, 2005 slightly decreased 1.6% to $603,751 from $613,587 for the same the same period in 2004. The decrease in our selling expenses was attributable to the decrease in export sales. Achidatex’s selling expenses for the period ended September 30, 2005 was $391,139 compared to $216,707 for the same period in 2004. Export Erez’s selling expenses for the period ended September 30, 2005 was $212,612 compared to $396,879 for the same period in 2004. Owen Mills’ selling expenses for the period since its acquisition was $178,755.

        General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2005 increased 32.1% to $1,389,667 from $1,051,530 for the same period in 2004. This increase is mainly a result of the growth in professional fees and additional expenses due to the acquisition of Owen Mills.

        Income Tax Expense. Our income tax expense for the nine months ended September 30, 2005 was $153,460 as compared to a tax expense of $496,284 for the comparable period in 2004, reflecting the decrease in income before tax and the reduction in tax rates in Israel from 35% to 34%. Our effective tax rate was 36.1 % in the 2005 period, compared to 40.8% in the 2004 period, as a result of the reduction of tax rates by the Israeli Government. Achidatex’s income tax expense for the nine months period ended September 30, 2005 was $84,503 compared to $96,352 for the same period in 2004. Export Erez’s income tax expense for the nine months period ended September 30, 2005 was $52,613 compared to $255,904 for the same period in 2004. Owen Mills did not have any income tax expense in this nine months period.

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

        Net Income. In the nine months ended September 30, 2005 we had net income of $232,809 as compared to net income of $681,742 for the nine months period ended September 30, 2004. Achidatex’s net income for the nine months ended September 30, 2005 was $195,602 compared to $224,947 for the nine months ended September 30, 2004. Export Erez’s net income for the nine months ended September 30, 2005 was $147, 561 compared to $456,794 for the nine months ended September 30, 2004. Achidatex’s and Export Erez’s net income were offset by the losses of Owen Mills’ and our parent company.

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

        Net cash used in investing activities was $409,044 for the nine months ended September 30, 2005 as compared to $152,106 in the nine months ended September 30, 2004. During the nine months ended September 30, 2005, $491,169 (net of sales of fixed assets in the amount of $26,592), was used to purchase fixed assets, while $61,710 (net of purchases of marketable securities) was provided from sales of our marketable securities, and $20,415 was obtained in connection with our acquisition of Owen Mills. Of the $491,169 used to purchase fixed assets $437,918 was used by Achidatex, $78,755 was used by Export Erez and $1,088 was used by Owen Mills.

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

        We did not enter into any foreign exchange contracts in 2004 or the first three quarters of 2005.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of September 30, 2005.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2 - 3 years	4 - 5 years	more than 5 years

Long-term debt obligations	$1,923,704	$879,809	$920,432	$123,463	$-
Capital (finance) lease obligations
Operating lease obligations	707,400	239,400	468,000	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities
reflected on the Company's
balance sheet under U.S. GAAP	-	-	-	-	-

Total	$2,631,104	$1,119,209	$1,388,432	$123,463	$-

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

Date: November 30, 2005