Form 10KSB
period 2005-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2006-05-02
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	84-1421483
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Brisel Street	87711
Industrial Zone Sderot,	(Zip Code)
Israel
(Address of principal executive offices)

Issuer’s telephone number (011) 972-8-689-1611

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $.0001 per share	OTC Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $11,448,368

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the OTC Bulletin Board, on May 1, 2006 was $1,276,252

As of May 1, 2006, the Registrant had 28,793,198 shares of Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format

Yes ☐ No ☒

INTRODUCTION

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

        Our shares are traded on the Over the Counter Bulletin Board, or OTC Bulletin Board, under the symbol “DFNS.OB”. As used in this annual report, the terms “we,” “us” and “our” mean Defense Industries International, Inc. and its subsidiaries, unless otherwise indicated.

        We have been using Achidatex, Export Erez and Argo as trade names. All other trade names and trademarks appearing in this annual report are owned by their respective holders.

        Our consolidated financial statements appearing in this annual report are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. All references in this annual report to “dollars” or “$” are to U.S. dollars and all references in this annual report to “NIS” are to New Israeli Shekels.

        Statements made in this annual report concerning the contents of any contract, agreement or other document are summaries of such contracts, agreements or documents and are not complete descriptions of all of their terms. If we filed any of these documents as an exhibit to this annual report or to any previous filling with the Securities and Exchange Commission, you may read the document itself for a complete recitation of its terms.

        Except for the historical information contained in this annual report, the statements contained in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are also included in Item 1 – “Description of Business” and Item 6 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in Item 1. “Description of Business – Risk Factors”

ii

Defense Industries International, Inc.
FORM 10-KSB
INDEX

iii

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

Company History

        Our predecessor was incorporated in the State of Utah on July 9, 1997 as Pawnbrokers Exchange, Inc., or Pawnbrokers Exchange. On July 8, 2002, Pawnbrokers Exchange changed its corporate domicile from the State of Utah to the State of Nevada, through a merger with its wholly owned subsidiary, Defense Industries International, Inc., or Defense Industries, a Nevada corporation organized on July 1, 2002. As part of the reincorporation, Pawnbrokers Exchange changed its name to Defense Industries. Each issued and outstanding share of Pawnbrokers Exchange capital stock was converted into and exchanged for one share of Defense Industries common stock. Defense Industries is authorized to issue 250,000,000 shares of $.0001 par value common stock and 50,000,000 shares of $.0001 par value preferred stock.

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

        On December 20, 2005 Mayotex acquired the operations of Chemoplast Industries (1994) Ltd., or Chemoplast, including its machinery, computer systems, inventory, know-how and name. Chemoplast is an Israeli provider of controlled dry storage systems for tanks, armored personnel carriers and other military vehicles, and of equipment that require battlefield readiness and quick deployment such as collapsible liquid storage tanks, mobile silos for storage of grains, liners for tanks shipping systems, custom-made covers for artillery, vehicles, communication equipment, tarpaulins, various technical products and special-purpose defense items.

Strategy

        We believe that current international tensions, the events of September 11, 2001 as well as terror attacks in Europe, Asia and Africa in recent years, the subsequent war on terrorism, and the continuing conflict in Iraq are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

        We expect to address this growth by offering a comprehensive array of high quality branded security products that meet our customers’ increasingly complex security products requirements. We intend to enhance our position in the industry through additional strategic acquisitions and we believe that these acquisitions will also assist us to broaden our portfolio of products.

        The following elements define our growth strategy:

—	Expand our research and development activities in order to be able to provide new and innovative products and solutions. In 2005 we built a ballistic laboratory in our facilities in the Nazareth Industrial Area, and purchased equipment for ballistic research and development. In 2006, we intend to allocate part of the proceeds of our 2005 private placement for research and development of new ballistic solutions.

—	Pursue strategic acquisitions. In addition to our recent acquisition of Owen Mills and of the operations of Chemoplast, we intend to continue to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

—	Expand Distribution Networks and Product Offerings. We expect to continue to strengthen our distribution network by expanding our range of branded law enforcement equipment through the acquisition of and by investing in development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Products

        We target our product at three principal markets: the international military and defense market, the civilian market and the industrial market.

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

        We continue to improve our existing products and to develop new products for the military and the civilian markets, including mine protective shoes, stab-resistant solutions, improved armored car blast protection materials, and modified ballistic wall coverings. In addition, we are continuing to develop a new generation of complex products for protective vests to be used by security forces and armies.

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

Production

        We develop, manufacture and assemble our own products in Israel and the United States. Our production facilities in Israel are located in Sderot, Nazareth, Ashdod and Alon Tavor Industrial Zone. Our production facility in the United States is located in Van Nuys, California. We distinguish ourselves from our competition by our ability to manufacture the various components of our products and by the fact that we generally do not rely on other manufacturers. Our production process begins with the manufacture of fabrics and other basic components of our products and ends with quality control inspections of completed goods and products.

        During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of our operations were located. We evacuated our remaining operations from the Erez Industrial Zone in August 2005. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions as well as the Israeli Evacuation Compensation Law (2005), that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone.

        During the second half of 2004, we prepared for the eventual evacuation of facilities we owned and leased within this area by merging existing production facilities. We moved one of our “light cut and sew” operations to Sderot and some of our webbing equipment to Nazareth.

        At December 31, 2005 we recorded a receivable in the amount of $217,447, which represents costs incurred related to the evacuation of the Erez Industrial Zone, which according to the “Evacuation Law” we will recover from the State of Israel. Of theses costs, $127,865 represents the net book value of the facilities abandoned and $89,612 represents all other moving costs. In February 2006, three of our subsidiaries, Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. filed a claim for compensation pursuant to the Evacuation Compensation Law. We cannot provide any assurance that the claim, which substantially exceeded the amount of our receivable, will be approved in full, or to what extent, and if approved in whole or in part, when the compensation will be paid.

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

        To date, our U.S. facility only serves our U.S. based customers and we have had no difficulties in distributing our products within the U.S.

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

        Although industry statistics are difficult to quantify, we believe that the number of active police officers has increased significantly in the past few years. In 2005, there were more than 800,000 law enforcement personnel and over 20,000 law enforcement agencies in the United States. We expect that governmental reaction to terrorist attacks will increase the market for our products. The United States has established the Office of Homeland Security that is developing a homeland security infrastructure and is devoting significant resources to this effort.

        Our proprietary products such as dry storage systems, ballistic wall coverings and liquid logistic products encounter significantly less competition than the traditional body armor product line.

        A rising prison population has increased the demand for law enforcement security products. Companies must provide competitively priced and highly flexible protective equipment to compete in this arena. In a prison environment an additional required feature for protective equipment is that it be stab resistant. In 2005 we introduced our newly developed stab-resistant fabrics to this market. We believe that the growing demand for stab resistant body armor will increase our market share in this market in 2006.

        In the civilian market, we are aware of approximately twenty major companies manufacturing similar products worldwide. A number of major manufacturers with greater resources than ours compete in the same market. In 2006, we intend to continue to increase our marketing efforts for our products over the Internet, and to market our products through distributors who concentrate on the civilian market.

        Our major competitor in sales to the Israeli Ministry of Defense is Rabintex, a larger, more established Israeli corporation. We also have competition from other Israeli companies and from a number of importers. Internationally, our competitors in the defense market include companies such as Point Blank, Safari Land of Ontario, California, Armor Holdings and A.B.A. in the United States, L.B.A. in England, Indigo in Spain, Systema Compositi in Italy, Hellenic Arms Industries in Greece and Barman in Sweden. Each of these competitors offer a more limited product line than we do.

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

        Spectra® fiber, manufactured by Honeywell, is an ultra-high-strength polyethylene fiber. It has one of the highest strength-to-weight ratios of any man-made fiber. Honeywell uses its Spectra® fiber to make its patented Spectra Shield®. Additional fibers that we use in the manufacture of body armor are Goldflex®, Twaron®, and Dyneema®. These state-of-the-art fibers are continuously being improved and advanced, which increases the possibility of superior new products entering the market.

        As a result of the continuing conflict in Iraq, there was a worldwide increase in demand in 2004 and 2005 for the raw materials used in our products. The suppliers increased their production only partially, resulting in market shortages. As a result, there were significant extensions in the regular delivery schedules and raw material prices increased. We anticipate that this trend will continue in 2006.

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

        Below are some of the steps we are taking in order to penetrate new markets with our next generation of products:

—	Locate domestic entities to market our products.

—	Actively participate in tenders and bids for contracts in military, police and civilian markets worldwide. We are currently negotiating for contract bids with the governments and governmental agencies in Turkey, Mexico, Ecuador, Paraguay, Uruguay, Guatemala, Cyprus, Bulgaria and the USA and with the United Nations.

—	Actively participate in international exhibitions of military and police security equipment. In 2005 we participated in the Milipol 2005 Exhibition in Paris. We intend to participate in the GEPC Law Enforcement exhibition in Leipzig, Germany in May 2006.

—	Advertise on the Internet.

—	Advertise in professional publications.

—	Appear in international databases, such as Kompass, various “yellow page” directories and other directories.

—	Distribute brochures describing procedures and product offerings.

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

Customers

        We have a worldwide customer base, including in the United States, Israel, the Mediterranean, Europe, Latin America, South America, Africa and Asia. In 2004 and 2005, we sold approximately 69% and 56.7% , respectively, of our products to our international customers with the balance sold in Israel. The primary end users of our products can be divided into three main groups: (i) military defense and security forces, (ii) civilian defense customers and (iii) civilian customers.

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

        The Israeli Ministry of Defense, HighCom Security Inc. and Armourshield Ltd. accounted for 18.3%, 10.0% and 9.3%, respectively, of our revenues for the year ended December 31, 2005. In the year ended December 31, 2004, Labock Technologies Ltd. and the Israeli Ministry of Defense accounted for 33.2% and 15.3% of our revenues, respectively.

Backlog

        We had approximately $2.5 million of unfilled customer orders at December 31, 2005, as compared to approximately $3.5 million of unfilled customer orders at December 31, 2004. The decrease in our backlog resulted from the weakness in the bulletproof vest international market and the delay in the approval of the Israeli national budget for 2006. In 2005, our local sales to the Israel military forces increased from $2,094,590 to $2,465,417 as the Israeli Ministry of Defense, the Israeli police and other Israeli law enforcement and special security force organizations increased their purchases from Israeli companies. The Israeli Ministry of Finance anticipates an increase of approximately 4.8% in national gross production during 2006, which is expected to result in an increase in military orders during the year. This anticipated increase in orders will most probably materialize in the third and fourth quarters of 2006.

Patents and Trademarks

        Our subsidiary Achidatex, holds several patents from various countries for our ballistic wall coverings, dry storage systems and mine protective shoes. The following patents and are held by Achidatex:

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

Research and Development

        We continue to improve our existing products and to develop new products for the military and civilian markets, including mine protective shoes, stab-resistant solutions, improved armored car blast protection materials, and modified ballistic wall coverings. We also continue to develop a new generation of complex products for protective vests used by security forces and armies all over the world.

        In the years ended December 31, 2004 and 2005, we spent approximately $121,000 and $71,000 respectively, on research and development, which expenses have been charged to operations. We anticipate that our research and development expenses for 2006 will reflect annualized spending of approximately $70,000.

Environmental Laws

        We are unaware of any environmental laws that are applicable to us that will require us to spend any material amounts to achieve compliance.

Employees

        As of April 27, 2006, we had 146 full-time employees. We had 121 employees in Israel and 25 employees in the United States. We believe our relationship with our employees is good. Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppages.

Risk Factors

        Investing in our stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing in our stock. Our business, prospects, financial condition and results of operations could be adversely affected due to any of the following risks. In that case, the value of our stock could decline, and you could lose all or part of your investment.

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

        The manufacture and sale of certain of our products may be the subject of product liability claims arising from the design, manufacture or use of such goods. If we are found to be liable in such claim, we may be required to pay substantial damages and our insurance costs may increase significantly as a result. Also, a significant or extended lawsuit, such as a class action, could also divert significant amounts of management’s time and attention. Our insurance coverage may not be sufficient to cover the payment of any potential claim. In addition, this or any other insurance coverage may not be available or, if available, we may not be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers since, at present, many bids from governmental entities require such coverage, and any such inability would have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

        We are subject to extensive regulation by governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. For the years ended December 31, 2005 , 2004 and 2003 the Israeli Ministry of Defense accounted for $2,465,417, $2,094,590 and $2,715,688 of our sales, respectively. We are also subject to routine audits to assure our compliance with these requirements. In addition, a number of our employees are required to obtain specified levels of security classification. Our business may suffer if we or our employees are unable to obtain the security classifications that are needed to perform services contracted for the Israeli Ministry of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a government contractor of certain governments.

We have significant international operations and are therefore subject to additional financial and regulatory risks.

        While our principal executive offices are located in Israel, 56.7% of our sales in the year ended December 31, 2005, 69% of our sales in 2004 and 45% of our sales in 2003 were generated from exports. We are seeking to increase the level of our international business activity. Our overseas operations are subject to various risks, including; foreign import controls (which may be arbitrarily imposed and enforced and which could preclude sales to certain customers).

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

        We may be adversely affected by fluctuations in currency exchange rates. A significant portion of our expenses is incurred in NIS and Euros.. We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. If we were to determine that it was in our best interests to enter into any hedging transactions in the future, there can be no assurance that we will be able to do so or that such transactions, if entered into, will materially reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. In addition, if for any reason exchange or price controls or other restrictions on the conversion of foreign currencies into NIS were imposed, our business could be adversely affected.

        There can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales, and consequently, on our business, operating results and financial condition.

Reduction in military budgets worldwide may cause a reduction in our revenues, which would adversely affect our business, operating results and financial condition.

        A significant portion of our revenues is derived from the sale of products to military markets. These revenues, on a consolidated basis, totaled approximately $8.96 million, or 78.2% of our revenues for the year ended December 31, 2005, $10.4 million, or 86.4% of our revenues in 2004, and $6.7 million, or 74.7% of our revenues in 2003. The military budgets of a number of countries may be reduced in the future. Declines in government military budgets may result in reduced demand for our products, resulting in a reduction of our revenues and would adversely affect our business, results of operations and financial condition.

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

        A significant portion of our revenues is derived from a small number of customers. The Israeli Ministry of Defense, HighCom Security Inc. and Armourshield Ltd. accounted for 18.3%, 10% and 9.3%, respectively, of our revenues for the year ended December 31, 2005. In the fiscal year ended December 31, 2004, Labock Technologies Ltd. and the Israeli Ministry of Defense accounted for 33.2% and 17.4% of our revenues, respectively. In the fiscal year ended December 31, 2003, the Israeli Ministry of Defense and Technistamp Ltd. accounted for 23.0% and 15.3% of our revenues, respectively.

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

        We intend to grow through the acquisition of businesses and assets that will complement our current businesses. In 2005, we acquired Owen Mills Company and the operations of Chemoplast, but cannot be certain that we will be able to identify other attractive acquisition targets, obtain financing for acquisitions on satisfactory terms, or successfully acquire identified targets. Furthermore, we may have to divert our management’s attention and our financial and other resources from other areas of our business. Our inability to implement our acquisition strategy successfully may hinder the expansion of our business.

        Because we intend to acquire new businesses and assets to develop and offer new products, failure to implement our acquisition strategy may also adversely affect our ability to offer new products in line with industry trends.

        We may not be successful in integrating the operations of Owen Mills and Chemoplast or other acquired businesses into our existing operations. Integration may result in unanticipated liabilities or unforeseen operational difficulties, which may be material, or require a disproportionate amount of management’s attention. Acquisitions may result in us incurring additional indebtedness or issuing preferred stock or additional common stock. Competition for acquisition opportunities in the industry may rise, thereby increasing our cost of making acquisitions or causing us to refrain from making further acquisitions.

Our resources may be insufficient to manage the demands imposed by any future growth.

        Expansion of our operations may place significant demands on our management, administrative, operating and financial resources. Growth of our customer base, the types products offered and the geographic markets served can place a significant strain on our resources. In addition, we believe that we may encounter difficulties in identifying and hiring personnel who are qualified both in the provision and marketing of our security products, based on our current compensation levels. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel, our ability to implement successful enhancements to our management, accounting and information technology systems, and our ability to adapt those systems, as necessary, to respond to growth in our business.

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

        If adequate funds are not available to us, our business, results of operations and financial condition will be materially and adversely affected. Any equity or debt financings, if available at all, may cause dilution to our then-existing shareholders and may increase our financing expenses. If additional funds are raised through the issuance of equity securities, the net tangible book value per share of our common stock would decrease and the percentage ownership of then current shareholders would be diluted.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

        As a result of certain corporate governance scandals and the legislative and litigation environment resulting from those scandals, the costs of being a public company have increased in recent years. The Sarbanes-Oxley Act of 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. We expect that the on-going implementation of these regulations will further increase our legal compliance costs and will make some activities more time consuming. We are presently evaluating and monitoring regulatory developments and cannot estimate the magnitude of additional costs we may incur as a result of such developments. If we are required to implement Section 404 of the Sarbanes-Oxley Act of 2002, which governs internal controls and procedures for financial reporting, we will need to expend significant management time and financial resources to comply with the applicable requirements. This and other proposed legislation may increase the fees of our professional advisors and our insurance premiums.

Risk Factors Related to Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We would also incur penalties under our agreement with the investors in our private placement.

        Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We would also incur penalties under our agreement with the investors in our private placement, pursuant to which we are obligated to maintain our shares on the OTC Bulletin Board.

Our shares of common stock are thinly traded, so you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

        Our shares of common stock are “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your holdings.

We are subject to the penny stock rules and these rules may adversely effect trading in our common stock.

        Until our shares qualify for inclusion in the NASDAQ Stock Market system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. The definition of “Accredited Investors” includes among others, persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

We do not intend to pay dividends.

        We have never paid cash dividends to our shareholders and do not expect to do so in the foreseeable future. Our policy has been and we currently intend to continue to retain future earnings, if any, to finance our operations and expand our business and, therefore, do not expect to pay any dividends in the foreseeable future. The declaration of dividends is subject to the discretion of our Board of Directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our ordinary shares, which is uncertain and unpredictable. There is no guarantee that our ordinary shares will appreciate in value or even maintain the price at which you purchased your ordinary shares.

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

        Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza. In August 2005, Israel evacuated all Israeli settlements in the Gaza Strip and four settlements in the West Bank. In January 2006, Hamas won the elections in the Palestinian Authority and on March 28, 2005, elections to the Israeli parliament were held in Israel. The implications of these developments cannot at this time be foreseen.

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

Item 2.	Description of Properties.

        Our executive offices are located in 8 Brisel Street, Industrial Zone, Sderot. Our manufacturing, production and distribution facilities are scattered over several locations in Israel and in our location in the United States. The locations are:

        Erez Industrial Area – Export Erez Ltd. leased approximately 2,500 square meter space in a building in Erez Industrial Zone, for its sewing operations and storage, from Mr. Joseph Postbinder, our chief executive officer and chairmen of our board of directors. This lease was extended in December 2004 for a term of one year, and the annual rental expense for this building in 2005 was $34,200. The lease expired on August 31, 2005 as a result of the evacuation of our operations from the Erez Industrial Zone. Export Erez leased an additional 400 square meters, in the same building, from a non affiliated party, at an annual rental expense of $19,200. This lease also expired on August 31, 2005, for the same reason.

        Nazareth Industrial Area – the production activities of our subsidiary, Achidatex are located in a 6,000 square meter building in Nazareth Industrial Area which is owned by affiliated party. The annual rental expense for this facility was $180,000 in 2005. The lease expires on December 31, 2008. Since the beginning of 2005, following the decision of the Israeli Government to remove Israeli residents from the Erez Industrial Zone, we have relocated the major production activities of our subsidiary Export Erez Ltd. from Erez Industrial Area to this facility. The rent for 2005 was allocated equally between those two subsidiaries.

        Petach-Tikva – Achidatex leases approximately 300 square meters of office space for its executive offices in Petach-Tikva at annual rental expense of $21,600 in 2005. The lease expires in December 2006.

        Industrial Area of Ashdod – Mayotex leases 230 square meters of space in the Industrial Area of Ashdod for its car armor installations. The annual rental expense for this space was $12,000 in 2005. The lease expires on December 31, 2006.

        Industrial Area of Sderot – Mayotex leases approximately 1,250 square meters of space in the Industrial Area of Sderot primarily for its cut and sew operations. The annual rental expense for this space was $43,884 in 2005. The lease expires on December 31, 2006.

        Alon Tavor Industrial Zone – As of January 1, 2006 Mayotex leases approximately 1,740 square meters of industrial space at an annual rental expense of 59,850 for the operations purchased from Chemoplast. The lease expires on March 31, 2009. Under the lease, the annual rental expense increases by 2.5% annually.

        Van Nuys, California – Owen Mills leases approximately 9,000 square feet of space in Van Nuys, California for its operations. The lease expires on August 31, 2008. The annual rental expense for this space was $54,000 in 2005.

        We believe that our facilities are adequate for our purposes and that all of the above mentioned properties are adequately covered by insurance.

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

        In February 2006 we filed a claim for compensation against the Israeli Government, pursuant to the Israeli Evacuation Compensation Law (2005), in connection with our abandonment of facilities in the Erez Industrial Zone. See Item 1. “Description of Business – Production”.

Item 4.	Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to the shareholders for approval during the fourth quarter of the fiscal year ended December 31, 2005.

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

Market Information

        Our common stock is traded on the Over the Counter Bulletin Board under the symbol “DFNS.OB”. The table below contains the high and low bid closing prices of our common stock as reported on the OTCBB for the time periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Price Range
Fiscal Year Ended December 31, 2005	High	Low

First Quarter	$1.45	$0.80
Second Quarter	1.01	0.48
Third Quarter	0.93	0.46
Fourth Quarter	0.70	0.28

Fiscal Year Ended December 31, 2004	High	Low

First Quarter	$0.33	$0.19
Second Quarter	0.80	0.22
Third Quarter	0.51	0.33
Fourth Quarter	1.32	0.42

Shareholders

        OTC Transfer Agent, located at 231 E 2100 S, Salt Lake City, Utah is the registrar and transfer agent for our common stock. As of April 27, 2006, there were 28,793,198 shares of our common stock outstanding and we had approximately 43 shareholders of record.

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

        We have an employment agreement with Mr. Baruch Tosh, our President, pursuant to which, Mr. Tosh is entitled to additional compensation of 1.5% of the growth in our revenues since 2002. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash. As of December 31, 2004, Mr. Tosh was entitled to compensation in the amount of $21,102, or to 42,204 shares of our common stock, having a fair value of $48,957 which was accrued and included in other current liabilities, in lieu of such compensation. On December 31, 2005 Mr. Tosh received such compensation in cash.

Sales of Unregistered Securities

        On June 15, 2005 we executed a securities purchase agreement, with Gov Financial Holdings, Avshalom Hershcovich, Multi Concept Ltd. and Ruth Creative Business Ltd., all of which are accredited investors, for a $1.1 million private placement of our common stock, along with 627,500 warrants to purchase our common stock. Pursuant to this agreement we issued 1,833,334 shares of our common stock at $0.60 per share. The investors also received 365,000 warrants at an exercise price of $0.94 per share exercisable until June 30, 2007 and 182,500 warrants at an exercise price of $2.40 per share exercisable until June 30, 2010. The agreement also provided for the issuance by us of up to additional 1,368,191 shares of our common stock to the investors, a year after the closing, in the event of decrease in the share price. In addition, we agreed to issue 82,133 shares of our common stock, as well as 60,000 warrants at an exercise price of $0.94 per share exercisable until June 30, 2007 and 20,000 warrants at an exercise price of $2.40 per share exercisable until June 30, 2010, as finders’ fees. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. As part of the transaction, we filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission for the purpose of registering for resale the common stock issued in the private placement and the shares underlying the warrants. Such Registration Statement was declared effective on December 9, 2005. As of December 31, 2005, we accounted for the warrants issued in the transaction based on the guidance of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force, or EITF, No. 00-19., Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants are treated as derivatives and classified as a liability. The warrants are recorded at a fair value, based on the Black and Scholes pricing model, and are revaluated each reporting period with the change in fair value recorded as other income(expenses). For the year ended December 31, 2005 the fair value adjustment resulted in a gain of $138,488.

        We allocated the proceeds of $1.1 million from the private placement between the share of common stock and the warrants that were issued based upon the fair value of the warrants at the transaction date using the Black and Scholes pricing model, and accordingly we recorded a liability in the amount of $171,597 at the date the warrants were registered.

        On February 28, 2005, we acquired all of the outstanding shares of Owen Mills, a company specializing in military and industrial sewing of marine and ballistic fabric products. Pursuant to the terms of the securities purchase agreement, we purchased all of the outstanding stock of Owen Mills in consideration for $200,000 and shares of our common stock having a value of $200,000, based on the average closing price per share of our common stock for the ten trading days preceding the issuance of such shares. Under the agreement the aggregate consideration of $400,000 will be paid by us as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the we have paid $200,000 to the former shareholder of Owen Mills; (ii) $40,000 in the form of shares of our common stock payable shortly after the closing of the transaction; and (iii) $160,000 in the form of shares of our common stock to be issued in four installments beginning on the last business day in February 2006 and on the anniversary of such date for the following three years. In accordance with the agreement, we issued on April 27, 2005, and on April 3, 2006, 36,463 shares and 123,077 shares of our common stock respectively, each issuance having market value of $ 40,000.

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

Purchase of Equity Securities By the Issuer and Affiliates

        We did not purchase any of our securities in the market during 2005. In 2003, we resolved a dispute with Liviakis Financial Communication, Inc, and pursuant to the terms of the settlement 300,000 shares of our shares of common stock were returned to us.

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

        We believe that current international tensions, the events of September 11, 2001 as well as terror attacks in Europe, Asia and Africa in recent years, the subsequent war on terrorism, and the continuing conflict in Iraq are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

        We expect to address this growth by offering a comprehensive array of high quality branded security products that meet our customers’ increasingly complex security products requirements. We intend to enhance our position in the industry through additional strategic acquisitions and we believe that these acquisitions will also assist us to broaden our portfolio of products.

        The following elements define our growth strategy:

—	Expand our research and development activities in order to be able to provide new and innovative products and solutions. In 2005 we built a ballistic laboratory in our facilities in the Nazareth Industrial Area, and purchased equipment for ballistic research and development. In 2006, we intend to allocate part of the proceeds of our 2005 private placement for research and development of new ballistic solutions.

—	Pursue strategic acquisitions. In addition to our recent acquisition of Owen Mills and of the operations of Chemoplast, we intend to continue to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

—	Expand Distribution Networks and Product Offerings. We expect to continue to strengthen our distribution network by expanding our range of branded law enforcement equipment through the acquisition of and by investing in development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Material Trends

        Local Military Market. The Israeli Military defense budget has been subject to reductions since the second half of the 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level in 2004 and in 2005. In 2004 and in 2005, sales to the Israeli Ministry of Defense were $1,250,695 and $2,099,918 accounting for 10.4% and 18.3% of our sales.

        In the second half of 2005, the Israeli Government evacuated the Gaza strip. The evacuation process resulted in large expenses and caused a reduction in the funds that were initially budgeted for the procurement of new products. Additionally, as a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces have indicated that they will slightly reduce their size and that equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In light of these trends, we believe that our local military business will grow as a result of an increase in the demand for our dry storage systems products. However, the budget for 2006 has not been approved as of yet, and only limited purchases have been made by the Israeli defense forces since January 1, 2006. Accordingly, such increase will probably not be reflected until the second half of 2006.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2004 and in 2005, we had sales of $2,792,702 and $882,440 in South America, sales of $4,036,584 and $1,251,611 in North America, and sales of $776,305 and $3,532,161 in Europe, respectively.

        Since 2003, we have increased our export efforts and sales as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America and Europe. We believe that those markets are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

        As a result of the above, we expect that our export military business will continue to be under pressure in the next year, but that we will experience growth in the following two to three years.

        Local Civilian Market. Our product range to the civilian market is diversified. In 2004 and 2005, our local market business grew as a result of the improvement of the economic situation in Israel. We expect a modest increase in this market in 2006 and in the future.

        Industry Consolidation. Prior to 2005, we encountered additional competition as a result of a trend toward consolidation among our competitors. This trend abated in 2004 and is not as relevant at present. However, there can be no assurance that additional consolidation among our competitors will not take place in the future.

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

        As a result of these developments, legal proceedings have been filed against certain U.S. based manufacturers. In addition, certain major U.S. based manufacturers have initiated exchange and upgrade programs for bullet-resistant vests. These developments have caused a general decline in sales of bullet-resistant vests.

        Our products do not contain Zylon®. In accordance with the American NIJ Interim Requirements, we intend to immediately apply to the American NIJ to obtain a notice of compliance with the NIJ Interim Requirements with respect to our products that were previously found by the American NIJ to be compliant with the American NIJ Standard 0101.04. However, the general decline in sales of bullet-resistant vests have affected us, and our sales of bullet-resistant vests, which account for approximately 40% of our revenues, have decreased in 2005.

        Gross Profit Margins. Our pricing policy, although slightly different from one product to the other, is based on maintaining our existing overall gross margins. We do not expect a material change in our gross profit margins in the foreseeable in future.

        Backlog. We had approximately $2.5million of unfilled customer orders at December 31, 2005, out of which approximately $250,000 was attributable to orders from military customers in South America, approximately $500,000 was attributable to orders from civilian and military customers in Africa and Asia, approximately $750,000 was attributable to local civilian market, approximately $350,000 was attributable to the U.S. civilian market and approximately $550,000 was attributable to the Israeli Military of Defense.

Operations in the Erez Industrial Zone

        During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of our operations were located. We evacuated our remaining operations from the Erez Industrial Zone in August 2005. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions as well as the Israeli Evacuation Compensation Law (2005), that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone.

        During the second half of 2004, we prepared for the eventual evacuation by merging existing production facilities. We moved one of our “light cut and sew” operations to Sderot and some of our webbing equipment to Nazareth.

        At December 31, 2005 we recorded a receivable in the amount of $217,447, which represents costs incurred related to the evacuation of the Erez Industrial Zone, which according to the “Evacuation Law” we will recover from the State of Israel. Of theses costs, $127,865 represents the net book value of the facilities abandoned and $89,612 represents all other moving costs. In February 2006, three of our subsidiaries, Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. filed a claim for compensation pursuant to the Evacuation Compensation Law. We cannot provide any assurance that the claim, which substantially exceeded the amount of our receivable, will be approved in full, or to what extent, and if approved in whole or in part, when the compensation will be paid.

Critical Accounting Policies

        We have identified the following policies as critical to the understanding of our financial statements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        Revenues and Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon our historical experience, we have not established a reserve at December 31, 2005 and December 31, 2004. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

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

        Accounts Receivable. Accounts receivable consist primarily of receivables from customers and institutions. We record a provision for doubtful accounts, when appropriate, to allow for any amounts which may be unrecoverable based upon an analysis of our prior collection experience, customer creditworthiness and current economic trends.

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

Results of Operations

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

        Net Revenues and Gross Profit Margin. Net revenues for the year ended December 31, 2005 decreased to $11,448,369 from $12,036,404 in the year ended December 31, 2004, a decrease of 4.9%. The decrease is primarily attributable to the decrease in export sales, resulting from the general decline in sales of bullet-resistant vests. The decrease in sales of the bullet-resistant vests is due to the failure of the relatively new Zylon®-based body armor vest, and the new requirements of the American NIJ for certifying new bullet-resistant vests. In the year ended December 31, 2005, Export Erez, Achidatex, and Owen Mills accounted for $5,044,294 or 44%, $5,470,773 or 47.8% and $933,302 or 8.2% of our revenues, respectively. The revenues attributed to Owen Mills relate to the period beginning on February 28, 2005. In the year ended December 31, 2004 Achidatex, and Export Erez accounted for $7,243,426 or 60% and $4,792,978or 40%, of our revenues, respectively.

        Our revenues in 2005 benefited from our acquisition, on February 28, 2005 of all of the outstanding shares of Owen Mills, a company that specializes in military and industrial sewing of marine and ballistic fabric products. For the year ended December 31, 2005, Owen Mills had revenues of $933,302 (from the date of the acquisition).

        The following table sets forth the breakdown of sales by segment for the fiscal years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004

Sales to the local civilian market	$2,492,839	$1,636,027
Sales to the local military market	2,465,417	2,094,590
Export military sales	6,490,113	8,305,787

Total	$11,448,369	$12,036,404

        Gross profit for the year ended December 31, 2005 was $2,678,212 compared to $3,224,449 for the year ended December 31, 2004. This decrease in gross profit is principally attributable to the higher percentage of sales of products having lower profit margins, the temporary lower operating efficiency in the first quarter of 2005 resulting from the partial relocation of certain manufacturing lines from Erez Industrial Zone to Sderot and a decrease in our sales in the third and fourth quarters of 2005. In the year ended December 31, 2005 Achidatex, Export Erez and Owen Mills accounted for 46.5%, 48.5%, and 5%, of our gross profit, respectively. The revenues attributable to Owen Mills relate to the period beginning from February 28, 2005. In the year ended December 31, 2004 Achidatex and Export Erez accounted for 62.9% and 37.1% of our gross profit, respectively.

        Gross profit margin for the year ended December 31, 2005 was 23.4% compared to 26.8% for the year ended December 31, 2004. Achidatex’s gross margin for the year ended December 31, 2005 was 20.3% compared to 19.9% for the year ended December 31, 2004. Export Erez’s gross margin for the year ended December 31, 2005 was 19.9% compared to 23% for the year ended December 31, 2004. Owen Mills’ gross margin for the period since its acquisition was 14.9%.

        Selling Expenses. Selling expenses for the year ended December 31, 2005 decreased 13.1% to $749,456 from $862,267 for the year ended December 31, 2004. The decrease in our selling expenses was attributable to the decrease in export sales which resulted in lower selling commissions. Achidatex’s selling expenses for the year ended December 31, 2005 were $375,873 compared to $241,942 for the year ended December 31, 2004. Export Erez’s selling expenses for the year ended December 31, 2005 were $316,841 compared to $620,325 for the year ended December 31, 2004. For the period since its acquisition, Owen Mills had selling expenses of $56,743.

        General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 increased 25.7% to $1,872,324 from $1,489,440 for the year ended December 31, 2004. This increase is mainly a result of the growth in professional fees including the fees associated with our private placement and additional expenses due to the acquisition of Owen Mills.

        Financial Expenses. Our financial expenses decreased to $94,424 for the year ended December 31, 2005 from $157,505 for the year ended December 31, 2004, principally as a result of the receipt of proceeds from our private placement, lower interest rates and higher foreign currency exchange rate.

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed a with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants were recorded at fair value, based on the Black-Scholes pricing model, and will be revalued each reporting period with the change in fair value recorded as other income (expenses). For the year ended December 31, 2005 the fair value adjustment resulted in a gain of $4,820.

        Other Income, Net. We had other income, net for the year ended December 31, 2005 of $92,914 as compared to other income, net of $46,438 for the year ended December 31, 2004. The increase is mainly attributable to realized and unrealized gains from our sale of securities.

        Income Tax Expense. Our income tax expense for the year ended December 31, 2005 was $71,515 as compared to a tax expense of $338,745 for the year ended December 31, 2004, reflecting the decrease in income before tax and the reduction in tax rates in Israel from 35% to 34%. As an Israeli tax payer, we are unable to include the loss of Own Mills in our consolidated income tax filings in Israel. Our effective tax rate was 44.4% in the year ended December 31, 2004. Achidatex’s income tax expense for the year ended December 31, 2005 was $42,330 compared to $84,861 for the year ended December 31, 2004. Export Erez’s income tax expense for the year ended December 31, 2005 was $24,804 compared to income tax expense of $135,493 for the year ended December 31, 2004. Defense Industries income tax expenses for the year ended December 31, 2005 was $53,189 compared to $118,391 for the year ended December 31, 2004. Owen Mills did not have any income tax expense in the year ended December 31, 2005. No deferred taxes were registered in connection with Owen Mills loss.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the year ended December 31, 2005, we recognized and recorded minority share in our profit of $14,933, compared with the minority share in our profit of $41,761 for the year ended December 31, 2004.

        Net Income (Loss). In the year ended December 31, 2005 we had a net loss of $26,707 as compared to net income of $381,169 for the year ended December 31, 2004. Achidatex’s net income for the year ended December 31, 2005 was $62,221 compared to $ 174,002 for the year ended December 31, 2004. Export Erez’s net income for the year ended December 31, 2005 was $107,046 compared to $183,325 for the year ended December 31, 2004. Owen Mills’ net loss for the year ended December 31, 2005 was $141,228.

        Other Comprehensive Income (Loss). We had other comprehensive loss, for the year ended December 31, 2005 of $154,391 as compared to other comprehensive income of $41,462 for the year ended December 31, 2004. This loss is principally attributable to the increase of the U.S. dollar exchange rate against the NIS.

        Liquidity and Capital Resources

        As of December 31, 2005, we had $1,581,967 in cash and cash equivalents, $739,339 in trading securities and working capital of $4,618,405 as compared to $505,013 in cash and cash equivalents, $756,602 in trading securities and $4,344,566 in working capital at December 31, 2004.

        Net cash provided from operating activities was $551,653 for the year ended December 31, 2005 as compared to $226,378 provided from operating activities for the same period in 2004. This was primarily attributable to depreciation of $338,045 and a decrease in accounts receivable of $989,290. During the year ended December 31, 2005, cash used in operating activities was used mainly to decrease other current liabilities by $602,967 and to pay for other current assets in the amount of $189,041.

        Net cash used in investing activities was $669,543 for the year ended December 31, 2005 as compared to $399,425 in the year ended December 31, 2004. During the year ended December 31, 2005, $739,385 (net of sales of fixed assets in the amount of $149,875), was used to purchase fixed assets, while $49,427 (net of purchases of trading securities) was provided from sales of our trading securities, and $20,415 was obtained in connection with our acquisition of Owen Mills. Of the $889,260 used to purchase fixed assets $617,059 was used by Achidatex, $264,875 was used by Export Erez and $7,326 was used by Owen Mills.

        Net cash provided from financing activities was $1,482,918 for the year ended December 31, 2005 as compared to $158,999 used in the year ended December 31, 2004. This amount was principally in respect of net proceeds of $933,229 from issuance of shares and warrants, an increase in our short-term debt by $308,825 and the receipt of $240,864 (net of proceeds from new long term debt) of long term debt.

        Most of our large contracts are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have historically achieved net profits on an annual basis, but our quarterly profits are not consistent on a quarter to quarter basis. Nevertheless, we have striven to balance our accounts payable and account receivable. Subject to an unexpected growth in inventories as a result of a future growth in sales or a significant change in raw material prices, we intend to use our cash flow from operations for the acquisition of companies or equipment.

        During 2005, we decided to reduce our projected spending for research and development. We anticipate that our research and development expenses in 2006 will reflect annualized spending of approximately $70,000 per year.

        On June 15, 2005, we executed a securities purchase agreement, with a group of investors for a $1.1 million private placement of our common stock. Pursuant to such agreement, we issued 1,833,334 shares of our common stock to the investors at a price of $0.60 per share. In mid-December 2005, the escrow agent transferred $1.1 million to us and 1,915,467 shares of our common stock as well as warrants to purchase 627,500 shares of common stock, to the investors. An additional 1,368,191 shares of common stock remain in escrow for the purpose of price protection, as required in the securities purchase agreement.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Recent Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, or SFAS 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123 permitted, but did not require, share-based payments to employees to be recognized based on their fair values, while SFAS 123(R) requires all share-based payments to employees to be recognized based on their fair values on the date of grant. SFAS 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard became effective for us commencing January 1, 2006. The adoption of this standard will not have an impact on our financial condition or results of operations since we currently do not have an option plan, or outstanding options for the benefit of our employees.

Foreign Currency Exchange Risk

        We develop products in Israel and sell them in North and South America, Asia, Africa and several European countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our foreign currency exposure with respect to our sales is mitigated, and we expect it will continue to be mitigated, through salaries, materials and support operations, in which part of these costs are denominated in NIS.

        During 2005, the NIS devalued approximately 6.85% against the dollar. Among the factors contributing to the devaluation were the increase in the interest rate for dollars investments compared to interest rate for NIS investments. The inflation in Israel was approximately 2.38% for the year ended December 31, 2005 compared to an annual deflation of 1.2% in 2004.

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

        We did not enter into any foreign exchange contracts in the year ended December 31, 2005.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2005.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$1,547,338	$834,398	$666,840	$46,100	$--
Capital (finance) lease
obligations	--	--	--	--	--
Operating lease obligations	884,189	293,850	574,226	16,113	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities
reflected on the Company's
balance sheet under U.S.
GAAP	--	--	--	--	--

Total	$2,431,527	$1,128,248	$1,241,066	$62,213	$--

Market Risk

        At December 31, 2005 and 2004, we held cash and cash equivalents, in the aggregate amount of $1,581,967 and $505,012 respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these deposits.

Off-Balance Sheet Arrangements

        None.

Item 7.	Financial Statements.

        The following financial statements are filed as a part of this report immediately following the signature page placed on page 46.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004.

3.	Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2005 and December 31, 2004.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005 and 2004.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004.

6.	Notes to Consolidated Financial Statements as of December 31, 2005 and 2004.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 8A.	Controls and Procedures.

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

Officers and Directors

        Set forth below are the name, age, principal position and a biographical description of each of our directors, executive officers and key management personnel. Our board of directors is comprised of only one class. All of our directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are appointed to serve until the first board of directors meeting following the annual meeting of stockholders.

Name	Age	Position Held

Joseph Postbinder	59	Chief Executive Officer and Chairman of the Board of Directors
Baruch Tosh	50	President
Meira Postbinder	60	Vice President of Finance, Secretary, Treasurer and Director
Dan Zarchin	58	Vice President of Marketing and International, Business Development and Director
Tsippy Moldovan	49	Chief Financial Officer and Director
Avraham Hatzor	61	Chief Operations Officer and Director
Motti Hassan	55	Director

        Joseph Postbinder has served as chairman of our board of directors since March 2002 and as our chief executive officer since March 1, 2003 and as chief executive officer of Export Erez Ltd. (formerly R.T.V. Ltd.) since July 1983. He also serves as chief executive officer of Mayotex Ltd. and Achidatex Nazareth Elite (1977) Ltd. Mr. Postbinder has a technical background in fine mechanics. Mr. Postbinder has managed Export Erez (formerly R.T.V.) and Mayotex since he founded those companies in 1983 and 1990, respectively.

        Baruch Tosh has served as our president since March 1, 2003, when he joined our company. From March 1998 to December 31, 2002, Mr. Tosh served as the Business Development Manager of FMS Enterprises Ltd., an Israeli company that produces woven aramid fabrics, unidirectional shields and plates/panels for ballistic protection. Mr. Tosh holds a B.Sc. degree in Mechanical Engineering from Ben Gurion University, Beer-Sheva, Israel and a Diploma in Business Administration from The Technion, Israel Institute of Technology, Haifa, Israel.

        Meira Postbinder has served as our vice president of finance and a director of Export Erez Ltd. since June 6, 1996.

        Dan Zarchin has served as our manager of marketing and International business development since March 2002 and as a director since March 2002. Mr. Zarchin has provided counseling services through his company, Zarchin Consultants, Tel-Aviv, Israel, since 1981, and has provided us with consulting services since March 1991. Mr. Zarchin holds a B.A. degree in Textile Engineering from the College of Textile Science of Philadelphia, Pennsylvania and a Masters of Business Administration from Tel-Aviv University, Israel.

        Tsippy Moldovan has served as our chief financial officer and as our director since March 2002. Prior to that and since 1987 Mrs. Moldovan served as our Deputy Vice President of Finance. Since September 1, 1987 Mrs. Moldovan had served as the Deputy Managing Director of Finance of Export Erez. Mrs. Moldovan attended Buchnich Accounting School in Ashkelon, Israel and completed course work in economics and management accounting from Mishlav School, Tel Aviv, Israel.

        Avraham Hatzor has served as our chief operations officer and director since May 1, 2002. For the past 24 years Mr. Hatzor has served as the co-manager of Achidatex and as the Managing Director of Achidatex for the past nine years. Mr. Hatzor studied electronics at a technical high school and served for seven years in the IDF including for a period as a civilian advisor.

        Motti Hassan has served as our director since October 30, 2002. Mr. Hassan is an electronics engineer. Mr. Hassan served in the Israeli Army as a system engineer for 15 years until July 2000 when he retired and joined a private company in the field of professional video as a sales and business development manager. Mr. Hassan holds a B.Sc. degree in Electronic Engineering from the Ben Gurion University, Beer Sheva, Israel.

Family Relationships

        Joseph Postbinder and Meira Postbinder are husband and wife.

Employment Agreements

        We have an employment agreement with Mr. Baruch Tosh, our president, pursuant to which, Mr. Tosh is entitled to additional compensation of 1.5% of growth in our revenues. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash.

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

        The following summary compensation table sets forth the compensation earned by our chief executive officer. None of our executives received compensation for the fiscal year 2005 in excess of $100,000. Our directors do not receive compensation for their services on the board of directors or any committee thereof. All of our directors are reimbursed for their expenses for each board of directors meeting attended.

        At December 31, 2005 we did not have any equity compensation plans, other than the employment agreement with Mr. Tosh, our President.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (f)	Restricted Stock Award(s) ($) (f)	Securities Under-lying Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compensation ($) (i)

Joseph Postbinder	2003	$45,906	0	0	0	0	0	0

Joseph Postbinder	2004	$46,889	0	0	0	0	0	0

Joseph Postbinder	2005	$47,098	0	0	0	0	0	0

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth the number of shares of common stock beneficially owned as of April 27, 2006 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2005; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock (3)

Joseph Postbinder (4)	19,440,212	67.5%
Baruch Tosh	-	0
Meira Postbinder(4)	9,788	*
Dan Zarchin	-	0
Tsippy Moldovan	55,000	*
Avraham Hatzor (5)	262,500	*
Motti Hassan	-	-
Gov Financial Holdings Ltd. (6)	2,204,287	7.52
All officers and directors as a group (7 persons)	19,867,500	69.0%

*	Less than 1% percent

(1)	The addresses of Joseph Postbinder, Baruch Tosh, Meira Postbinder, Dan Zarchin, Tsippy Moldovan, Avraham Hatzor and Motti Hassan are c/o Defense Industries International, Inc., 8 Brisel Street, Industrial Zone Sderot, Israel.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based upon 28,793,198 shares of common stock outstanding, including 1,368,191 shares of common stock issuable under certain circumstances, in the event of decrease in the price of our common stock.

(4)	Joseph Postbinder is the spouse of Meira Postbinder

(5)	Includes 239,477 shares held through Achidatex and 23,023 shares that are held directly.

(6)	Includes 337,934 shares of common stock issuable upon the exercise of series A warrants, 168,967 shares of common stock issuable upon the exercise of series B warrants.

Item 12.	Certain Relationships and Related Transactions.

Facility Lease

        Until August 2005 we leased approximately 2,000 square meters of a building in the Erez Industrial Area from Mr. Joseph Postbinder, our chief executive officer and chairman of the board of directors. Our annual rental expense for this building was $85,500 in 2004 when the lease was for 2,500 square meters. In 2005 the rental expense was reduced to $68,400. The lease expired on August 31, 2005 as a result of the evacuation of our operations from the Erez Industrial Zone. We believe that our rental expense for this building which we abandoned when we evacuated our operations from the Erez Industrial Zone, was fair under the circumstances and that our rent was approximately 20% below prevailing fair market prices.

        Pursuant to a lease agreement effective since January 1, 2001, our subsidiary Achidatex leases an industrial building located in the Nazareth Industrial Zone, from a company owned by the shareholders of Achidatex, Mr. Avraham Hatzor, Mr. Fredy Davidovitz, Mr. Shmuel Davidovitz and a company owned by Mr. Postbinder. The lease expires on December 31, 2008. Following the decision of the Israeli Government to evacuate Israeli residents and businesses from the Erez Industrial Zone, we relocated the major production activities of our subsidiary Export Erez Ltd. from the Erez Industrial Area to this facility. The rental expense for 2005, in the amount of $180,000, was allocated equally between the two subsidiaries. We believe that our rental expenses for this building is fair under the circumstances and that our rent is approximately 30% below prevailing fair market prices.

        Mayotex leases approximately 1,250 square meters of space in the Industrial Area of Sderot from Mr. Joseph Postbinder, our chief executive officer and chairman of the board of directors, primarily for its cut and sew operations. The annual rental expense for this space was $43,884 in 2005. The lease expired on December 31, 2005 and was renewed under the same terms for an additional one-year term,. We believe that our rental expense for this building is fair under the circumstances and that our rent is approximately 20% below prevailing fair market prices.

Item 13.	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2001.

3.2	Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference from the Filing on Schedule 14C, filed with the Commission on December 30, 2002.

Exhibit Number	Description

4.1	Share Exchange Agreement, dated March 25, 2002, incorporated herein by reference from the filing on Form 8-K filed with the Commission on April 14, 2002.

10.1	Form of Settlement and Release Agreement, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2003.

10.2	Translation of Employment Agreement with Mr. Tosh, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2003.

23.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accounting Fees and Services

        Fees to Principal Accountants

        The following table sets forth, for each of the years indicated, the fees billed by our principal independent registered public accounting firm, Weinberg & Company, P.A. All of such fees were pre-approved by our Board of Directors.

	Year Ended December 31,
	2005	2004
Services Rendered	Fees	Fees

Audit (1)	$148,500	$76,000
Audit-related	-	-
Tax (2)	2,340	-
Other (3)	1,680	-

Total	$152,520	$76,000

(1)	Audit services consist of work performed in connection with the audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as consents letters for SEC registration statements.

(2)	Tax fees consist of services performed by the tax division for tax compliance, planning, and advice.

(3)	Other fees consist of services provided in connection with the purchase of the outstanding shares of Rizzo Inc., a California corporation by the company.

Pre-Approval Policies and Procedures

        Our board of directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Weinberg & Company, P.A.. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the board of directors’ approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the board of directors’ members, but the decision must be presented to the board of directors at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2006	DEFENSE INDUSTRIES INTERNATIONAL, INC. BY: /S/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this Report has been signed below on May 2, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

/s/ Baruch Tosh —————————————— Baruch Tosh President

/s/ Meira Postbinder —————————————— Meira Postbinder Vice President of Finance and Director

/s/ Tsippy Moldovan —————————————— Tsippy Moldovan Chief Financial Officer and Director

/s/ Avraham Hatzor —————————————— Avraham Hatzor Chief Operations Officer and Director

/s/ Dan Zarchin —————————————— Dan Zarchin Director

/s/ Motti Hassan —————————————— Motti Hassan Director

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F - 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGES	F - 2 - F - 3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

PAGE	F - 4	CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	F - 5	CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES	F - 6 - F - 7	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES	F - 8 - F - 27	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Defense Industries International, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Defense Industries International, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WEINBERG & COMPANY, P.A.
WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 20, 2006

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004

CURRENT ASSETS

Cash and cash equivalents	$1,581,967	$505,013
Accounts receivable, net of allowance for doubtful accounts of $133,631 and $54,240,
respectively	1,669,808	2,495,861
Accounts receivable - related parties, net of allowance for doubtful
accounts of $95,489 and $51,687, respectively	320,250	374,458
Inventories	2,921,998	2,809,019
Trading securities	739,339	756,602
Deferred taxes	72,255	43,049
Other current assets	646,731	453,825

Total Current Assets	7,952,348	7,437,827

PROPERTY, PLANT AND EQUIPMENT, NET	2,270,455	1,761,842

OTHER ASSETS
Deposits for the severance of employer-employee relations	382,988	483,334
Deferred taxes, long-term	10,119	60,326
Intangible assets, net	102,499	31,337

Total Other Assets
	495,606	574,997

TOTAL ASSETS	$10,718,409	$9,774,666

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

LIABILITIES AND SHAREHOLDERS' EQUITY

	2005	2004

CURRENT LIABILITIES
Accounts payable	$933,770	$1,026,162
Short-term debt	961,738	652,913
Current portion of long-term debt	834,397	407,227
Common stock to be issued	40,000	---
Other current liabilities	564,038	1,006,959

Total Current Liabilities	3,333,943	3,093,261

LONG-TERM LIABILITIES
Long-term portion of debt	712,940	731,442
Provision for the severance of employer-employee relations	272,190	336,101
Common stock to be issued	120,000	---
Embedded derivatives at fair value	166,777	---
Minority interest	889,086	902,771

Total Long-Term Liabilities	2,160,993	1,970,314

TOTAL LIABILITIES	5,494,936	5,063,575

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 27,301,930 and
25,350,000 issued and outstanding, respectively	2,730	2,535
Additional paid-in capital	2,512,887	1,711,450
Retained earnings	3,122,243	3,148,950
Accumulated other comprehensive loss	(414,387)	(151,844)

TOTAL SHAREHOLDERS' EQUITY	5,223,473	4,711,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,718,409	$9,774,666

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

NET REVENUES	$11,448,369	$12,036,404

COST OF SALES	8,770,157	8,811,955

GROSS PROFIT	2,678,212	3,224,449

OPERATING EXPENSES
Selling	749,457	862,267
General and administrative	1,872,324	1,489,440

Total Operating Expenses	2,621,781	2,351,707

INCOME FROM OPERATIONS	56,431	872,742

OTHER INCOME (EXPENSE)
Financial expense, net	(94,424)	(157,505)
Gain on fair value adjustment to embedded derivatives	4,820	---
Other income, net	92,914	46,438

Total Other Income (Expense)	3,310	(111,067)

INCOME BEFORE INCOME TAXES	59,741	761,675

Less: income tax expense	71,515	338,745

Income (loss) before minority interest in income in subsidiary	(11,774)	422,930

Less: minority interest	14,933	41,761

NET INCOME (LOSS)	(26,707)	381,169

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain, net of minority interest (loss) gain of ($18,887)
and $8,097, respectively	(243,656)	63,787
Income tax benefit (expense) related to items of other comprehensive income (loss)	89,265	(22,325)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(154,391)	41,462

COMPREHENSIVE INCOME (LOSS)	$(181,098)	$422,631

Net income per share - basic and diluted	$0.00	$0.02

Weighted average number of shares outstanding - basic and diluted	26,455,933	25,350,000

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance, December 31, 2003	25,350,000	$2,535	$1,711,450	$2,767,781	$(215,631)	$4,266,135

Foreign currency translation gain	-	-	-	-	63,787	63,787

Net income	-	-	-	381,169	-	381,169

Balance, December 31, 2004	25,350,000	$2,535	$1,711,450	$3,148,950	$(151,844)	$4,711,091

Foreign currency translation (loss)	-	-	-	-	(262,543)	(262,543)

Common stock issued for cash	1,915,467	191	761,441	-	-	761,632

Common stock issued to acquire Rizzo Inc.	36,463	4	39,996	-	-	40,000

Net loss	-	-	-	(26,707)	-	(26,707)

BALANCE, DECEMBER 31, 2005	27,301,930	$2,730	$2,512,887	$3,122,243	$(414,387)	$5,223,473

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,707)	$381,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338,045	286,011
Provision for doubtful accounts	123,194	37,582
Gain on fair value adjustment to embedded derivatives	(4,820)	---
Deferred taxes	21,001	174,691
Minority interest in income of subsidiary	14,933	41,761
Net realized and unrealized gain on trading securities	(80,652)	(47,111)
Gain from sale of fixed assets	(10,021)	(1,117)
Changes in operating assets and liabilities, net of effects of acquisition:
Decrease (increase) in accounts receivable	989,290	(672,781)
Decrease (increase) in inventories	66,327	(693,194)
(Increase) decrease in other current assets	(189,041)	20,164
Decrease (increase) in deposits for employee relations	100,346	(45,371)
(Decrease) increase in accounts payable	(123,364)	295,601
(Decrease) increase in other current liabilities	(602,967)	403,445
(Decrease) increase in provision for the severance of employer-employee relations	(63,911)	45,528

Net Cash Provided By Operating Activities	551,653	226,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(889,260)	(355,211)
Proceeds from sale of property, plant and equipment	149,875	1,117
Cash acquired in acquisition of Owen Mills Company	20,415	-
Proceeds from sale of trading securities	870,521	280,886
Purchases of trading securities	(821,094)	(326,217)

Net Cash Used In Investing Activities	(669,543)	(399,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	287,099	(66,729)
Proceeds from short term debt	21,726	-
Net proceeds from sale of common stock	933,229	-
Proceeds from long term debt	1,050,760	409,004
Payments on long-term debt	(809,896)	(501,274)

Net Cash Provided By (Used In) Financing Activities	1,482,918	(158,999)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(288,074)	53,033

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,076,954	(279,013)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	505,013	784,026

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,581,967	$505,013

INTEREST PAID	$86,350	$121,949

TAXES PAID	$147,898	$160,736

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On February 28, 2005, the Company acquired all the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company) for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in common stock of the Company, both of which are to be paid over five years. Also, see Note 1.

The following represents the assets purchased and liabilities assumed at the acquisition date:

2005

Cash and cash equivalent	$20,415
Accounts receivable - net	232,224
Other current assets	3,865
Property, plant and equipment	140,380
Inventory	179,306
Goodwill	80,900

Total assets purchased	657,090

Accounts payable	30,973
Loans long and short term	253,716

Total Liabilities assumed	284,689

Total net assets	372,401

Total consideration paid	$372,401

In August 2005, the Company abandoned the building owned in the Erez Industrial Zone (See Note 12 (D) for details). The net book value of the building of $127,865 was reclassified to Other Current Assets at December 31, 2005, as the Company expects to recover the fair market value of the building from the State of Israel, see Note 12.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1	DESCRIPTION OF BUSINESS

Defense Industries International, Inc. and subsidiaries (the “Company”) is a manufacturer and global provider of personal military and civilian protective equipment and supplies. The Company’s products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world.

The Company’s main products include body armor, bomb disposal suits, bullet proof vests and jackets, ballistic wall coverings, bullet proof ceramic and polyethylene panels, V.I.P. car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products,tents and othercamping and travel gear.

Defense Industries International, Inc. is a holding company whose subsidiaries include Export Erez USA, Inc., or Export Erez, and Rizzo Inc. Export Erez is a holding company whose subsidiaries include Export Erez, Ltd., a wholly owned subsidiary, Mayotex, Ltd., or Mayotex, a wholly owned subsidiary, Dragonwear Trading Ltd., or Dragonwear, a wholly owned subsidiary and Achidatex Nazareth Elite (1977) Ltd., or Achidatex, a majority owned subsidiary.

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

Achidatex Nazareth Elite (1977) Ltd. was incorporated in Israel on August 2, 1977. Export Erez acquired 76% of Achidatex shares on June 18, 2001, from Mr. Avraham Hatzor, Mr. Fredy Davidovitz and Mr. Shmuel Davidovitz, which individuals retain 24% of the outstanding Achidatex shares. Achidatex is a leading manufacturer of ballistic shields, long term storage systems, liquid logistic products, combat flak jackets, tents and other personal military and civilian protective equipment and supplies.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of the Company’s operations were located. The Company had owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, the Company moved its “light cut and sew” operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. In August 2005, the Company evacuated its remaining operations and abandoned the buildings owned and leased in the Erez Industrial Zone. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, as well as the “Evacuation Law”that was adopted by the Israeli Parliament, to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone (see note 12).

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, the Company purchased all of the outstanding stock of Owen Mills Company in consideration for a $200,000 note payable and shares of the Company’s common stock having a value of $200,000, based on the average closing price per share of the Company’s common stock for the ten trading days preceding the issuance of such shares. The Company shall pay the $400,000 of aggregate consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company has paid the former shareholder of Owen Mills Company a total of $200,000; the present value of the cash payments is $172,401 (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the agreement (On April 27, 2005 the Company issued 36,463 common shares having a fair value of $40,000 to the former shareholder of Owen Mills Company); and (iii) $40,000 in the form of the Company’s common stock paid to the former shareholder of Owen Mills Company on each of the last business day in February for each of the next 4 years ending in 2009, aggregating $160,000 which is reflected on the Consolidated Balance Sheet as a liability common shares to be issued. The Company acquired assets totaling $576,190 (consisting of cash of $20,415, accounts receivable, net of $232,224, inventories of $179,306, property, plant and equipment, net of $140,380, and other current assets of $3,865) and assumed liabilities of $284,689 (consisting of accounts payable of $30,973, other current liabilities of $160,046, and long-term debt of $93,670), which resulted in the recording of $80,900 in goodwill.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The acquisition of Owen Mills Company was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Owen Mills Company have been included in the consolidated statements of operations after the acquisition date of February 28, 2005.

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2005, and 2004 assuming the acquisition had occurred at the beginning of 2004.

	Year Ended December 31, 2005	Year Ended December 31, 2004

Revenue	$11,607,948	$13,167,563
Net income (loss)	$(28,464)	$337,456
Net income (loss) per share - basic and diluted	$(0.00)	$0.01

On December 31, 2005 the Company acquired for $217,215 in cash the operations of Chemoplast Industries (1994) Ltd. Chemoplast Industries is a leading Israeli provider of dry storage systems. According to the purchase agreement dated December 20, 2005, the Company acquired Chemoplast Industries’ equipment, leasehold improvements, and inventory. Chemoplast Industries is a producer of high quality plastic products and specializes in sheet plastic and laminate fabrication production. Chemoplast Industries currently specializes in the production of controlled dry storage systems for tanks, armored personnel carriers and other military vehicles and of equipment that require battlefield readiness and quick deployment such as collapsible liquid storage tanks, mobile silos for storage of grains, liners for tanks shipping systems, custom-made covers for artillery, vehicles, communication equipment, tarpaulins, various technical products and special-purpose defense items.

NOTE 2	SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. and Dragonwear Trading Ltd. and its 76% owned subsidiary Achidatex Nazareth Elite (1977) Ltd. The minority interest represents the minority shareholders’ proportionate share of Achidatex.

All significant inter-company accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2005 and 2004, a gain of $72,610 and 40,544, respectively are included in financial expense, net in the accompanying consolidated statements of income (loss) and comprehensive income (loss).

(C) Comprehensive Income

The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company’s subsidiaries expressed in NIS to United States dollars are reported as Other Comprehensive Income in the consolidated statements of income and as Accumulated Other Comprehensive Loss in the statements of changes in shareholders’ equity.

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

(E) Fair Value of Financial Instruments

The Company’s financial instruments are principally non-derivative assets and non-derivative liabilities (non-derivative assets include cash and cash equivalents, deposits in banks and other financial institutions, marketable securities, trade accounts receivable, other assets; non-derivative liabilities include short-term debt, trade accounts payable, and other current liabilities). Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in the consolidated financial statements. The carrying amount of the Company’s long-term debt approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(F)Concentrations of Credit Risk

At December 31, 2005 and 2004, the Company held cash and cash equivalents, in the aggregate amount of $1,581,967 and $505,013, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

Part of the Company’s sales are made to government institutions and private industry in Israel. Consequently, the exposure to credit risks relating to these trade receivables is limited. Export sales are made primarily with a letter of credit by the buyer or under controlled credit with specific accredited customers, so the receivable is collectible. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(H) Trading Securities

The Company invests in mutual funds and common stocks in Israel and in common stocks in the United States.

All trading securities as of December 31, 2005 and 2004 are carried at their fair market value based upon quoted market prices of those investments at year end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income for the years ended December 31, 2005 and 2004.

(I) Inventories

Inventories are valued at the lower of cost or market value using the first-in first-out method for raw materials. The specific identification method is used for finished goods since all orders are custom orders for customers.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(J) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years.

(K) Intangible Assets

Intangible assets includes purchased manufacturing knowledge that is being amortized using the straight-line method over the estimated useful life of eight years, and goodwill which is not being amortized, but is evaluated for impairment.

(L) Impairment of Long-lived assets

In accordance with the provisions of Financial Accounting Standard Board (“FASB”) Statement No. 144, Accounting for the Impairment of Disposal of Long-lived Assets, the Company reviews long-lived assets, including equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable Under Statement No 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of long-lived assets exceeds its fair value. At December 31, 2005, there has been no such impairment.

(M) Revenue Recognition

Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. In accordance with Staff Accounting Bulletin (“SAB”) No.101 “Revenue Recognition in Financial Statement” (as updated by SAB 104) revenue is recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

The Company provides a warranty on goods ranging from three to four years. The Company’s policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, the Company has not established a reserve at December 31, 2005 and 2004.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(N) Accounts Receivable

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The allowance for doubtful accounts was $229,120 and $105,927 in 2005 and 2004.

(O) Segments

During 2005 and 2004, the Company operated and managed two strategic business units: production for the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical (See Note 15(A) for segment information).

(P) Income Taxes

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

(Q) Per Share Data

Basic net income (loss) per common share is computed based on the weighted average common shares outstanding during the year. Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year. Common stock equivalents to purchase 627,000 shares of common stock were not included in diluted loss per share because their effect is anti dilutive.

(R) Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers as revenues and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of income are shipping and handling fees of $22,978 and $17,474 for the years ended December 31, 2005 and 2004, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(S) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses included in selling expenses were $70,407 and $66,996 for the years ended December 31, 2005 and 2004, respectively.

(T)Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $71,305 and $121,345 for the years ended December 31, 2005and 2004.

(U) Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123(R), which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, or SFAS 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123 permitted, but did not require, share-based payments to employees to be recognized based on their fair values, while SFAS 123(R) requires all share-based payments to employees to be recognized based on their fair values on the date of grant. SFAS 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard became effective for us commencing January 1, 2006. The adoption of this standard will not have an impact on our financial condition or results of operations since we currently do not have an option plan, or outstanding options for the benefit of our employees.

(V) Reclassifications

Certain prior year amounts were reclassified to conform to the current year’s presentation.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 3	TRADING SECURITIES

A reconciliation of original cost to fair market value for trading securities held at December 31, 2005 and 2004 follows:

	2005	2004

Trading securities, at cost	$713,690	$687,262
Unrealized gain on trading securities	25,649	69,340

Trading securities at fair market value	$739,339	$756,602

NOTE 4	INVENTORIES

Inventories at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Raw materials	$1,815,021	$1,639,456
Work in progress	592,751	837,836
Finished goods	514,226	331,727

	$2,921,998	$2,809,019

NOTE 5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004	Estimated Useful Life

Buildings	$27,395	$178,797	15 -25 Years
Leasehold improvements	280,993	254,566	10 Years
Motor vehicles	427,153	374,285	5-7 Years
Office equipment and furniture	324,289	315,769	3 - 14 Years
Equipment	3,663,354	2,795,513	5 Years

	4,723,184	3,918,930
Less: Accumulated depreciation	(2,452,729)	(2,157,088)

	$2,270,455	$1,761,842

Depreciation expense for the years ended December 31, 2005 and 2004 was $328,269 and $276,243, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 6	INTANGIBLE ASSETS

In October 2000, the Company purchased the knowledge to manufacture ceramic plates with a ballistic cloth covering for $89,100. This amount is being amortized over the estimated useful life of eight years.

Intangible assets at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Goodwill	80,900	---
Purchased manufacturing knowledge	$89,100	$89,100
Less accumulated amortization	(67,501)	(57,763)

	$102,499	$31,337

Amortization expense for the years ended December 31, 2005 and 2004 was $9,776 and $9,768, respectively, the amortization expense refers to manufacturing knowledge.

NOTE 7	SHORT-TERM DEBT

Short-term debt at December 31, 2005 and 2004 consisted of the following:

	Interest Rates	2005	2004

Overdraft credit	7% - 12%	$501,793	$518,279
Short-term bank loans	6% - 7.5%	459,945	134,634

		$961,738	$652,913

The overdraft credit is a revolving credit facility due on demand. The short-term bank loans at December 31, 2005 include one loan due in twelve monthly installments of $1,942 per installment and a second loan of $436,641 due on demand.

To secure its short-term liabilities and long-term loans (See Note 9), the Company has a blanket floating lien in favor of several Israeli banks on all assets, securities, notes and other trade instruments that are deposited withthe banks.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 8	OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Government	$10,172	$103,410
Employees and institutions for wage	167,703	197,120
Shareholder loans payable (Note 14)	86,626	12,181
Advances from customers	89,413	197,885
Accrued expenses	203,296	489,535
Taxes	6,828	6,828

	$564,038	$1,006,959

NOTE 9	LONG-TERM DEBT

On November 4, 2001, the Company borrowed $1,138,000 at an interest rate of 7.3%. The terms are 60 monthly payments commencing December 4, 2001 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2005, the balance of the loan was $188,947, which is included in the current portion of long-term debt.

On December 24, 2003, the Company borrowed $388,216 at an interest rate of 7%. The terms are 60 monthly payments commencing January 24, 2004 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2005, the balance of the loan was $221,867, of which $73,865 is included in the current portion of long-term debt.

On May 31, 2004, the Company obtained two loans of $92,850 each at an interest rate of 7.02%. The terms are 56 monthly payments commencing June 1, 2004 with each payment consisting of a fixed principal along with accrued interest. As of December 31, 2005 the balance of the loans was $120,624 of which $36,471, is included in the current portion of long-term debt.

On April 18, 2005, the Company borrowed $21,909 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2005). The terms are 48 monthly payments commencing May 21, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2005, the balance of the loan was $18,598, of which $5,246 is included in the current portion of long-term debt.

On April 18, 2005, the Company borrowed $29,502 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2005). The terms are 48 monthly payments commencing May 21, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2005, the balance of the loan was $25,048, of which $7,064 is included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On July 29, 2005, the Company borrowed $543,125 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2005). The terms are 24 monthly payments commencing August 29, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2005, the balance of the loan was $435,522, of which $270,090 is included in the current portion of long-term debt.

On July 31, 2005, the Company borrowed $434,500 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2005). The terms are 34 monthly payments commencing August 31, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2005, the balance of the loan was $367,877, of which $205,432 is included in the current portion of long-term debt.

On December 29, 2005, the Company borrowed $21,725 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2005). The terms are 36 monthly payments commencing January 28, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2005, the balance of the loan was $21,727, of which $7,282 is included in the current portion of long-term debt.

On February 28, 2005, the Company acquired all the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company) for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in common stock of the Company, both of which are to be paid over five years, as of December 31, 2005 the balance of the note was $147,129, of which $40,000 is included in the current portion of long term debt.

All of the Company’s long-term debt is collateralized by a floating guarantee on essentially all of the Company’s assets (See Note 7).

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Required principal payments (including current maturities) on long-term debt as of December 31, 2005 was as follows:

Year	Amount

2006	$834,397
2007	496,472
2008	170,367
2009	39,837
2010	6,264

1,547,337

Less: current portion	834,397

Long-term portion of debt	$712,940

NOTE 10	DEPOSITS AND PROVISIONS FOR THE SEVERANCE OF EMPLOYER-EMPLOYEE RELATIONS

	2005	2004

Deposits for the severance of employer-employee relations	$382,988	$483,334
Provision for the severance of employer-employee relations	$272,190	$336,101

Under the Israeli Severance Pay Law, the Company is required to make severance payments to terminated employees who have been employed at least one year. The calculation is based on the employee’s latest salary and the period employed whereby the employee is entitled to one month of severance pay for each year employed based on the last month’s salary. For certain employees, including officers, the obligation for severance pay is discharged by payment of premiums to insurance companies under approved plans. Certain classes of the Company’s employees are included in a comprehensive defined contribution pension plan for industrial workers and the Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 6% to 13% of the employee’s salary each month to the pension fund. Contributions charged to operations were approximately $120,081 and $112,000 in 2005 and 2004, respectively. Part of the Company’s contributions relate to the Company’s liability for severance pay for the period commencing from the date when the employee joined the program. The amount required to cover the liability of the Company for severance pay to such employees prior to their joining the program was deposited with a severance pay fund. For employees other than those referred to above, the Company’s liability is covered by regular payments to severance pay funds.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The amounts maintained with insurance companies and the pension funds are not under control of the Company and therefore are not reflected in the consolidated financial statements. The deposits presented in the consolidated balance sheets include profits and interest in the fund accumulated to the consolidated balance sheet date. The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Pay Law as discussed above.

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

Income tax expense in United States Dollars for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004

Current United States	$-	$-
Current Israel	59,705	164,054
Deferred Israel and United States	11,810	174,691

Income tax expense	$71,515	$338,745

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2005 and 2004 (computed by applying United States statutory rates and the Israeli tax rates to income before taxes) as follows:

	2005	2004

Computed "expected" tax expense	$105,134	$320,579
Non-tax deductible expenses	78,080	20,490
Inflationary adjustment	(36,773)	(15,896)
Tax exempt revenues or taxable at different rate	(76,510)	(17,490)
Prior year's taxes	1,584	31,062

	$71,515	$338,745

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004

Deferred taxes asset - current:
Allowance for doubtful accounts	$61,727	$36,014
Trading securities	(5,935)	(12,847)
Provision for vacation and supplementary holiday	16,463	19,882

Total deferred tax assets, current	$72,255	$43,049

Deferred taxes asset, net - non current:
Depreciable fixed assets	$(3,800)	$(8,353)
Net operating loss carry forward	22,500	75,689
Severance of employer/employee relations	(8,581)	(7,010)

Total deferred tax assets, non-current	$10,119	$60,326

At December 31, 2005, the United States parent company and its United States subsidiary had net operating loss carry forwards of approximately $100,642 for income tax purposes, available to offset future taxable income expiring in 2023, which resulted in a deferred tax asset of $22,500. The United States parent company and its United States subsidiary did not record a valuation allowance at December 31, 2005 and 2004 because it was more likely than not that they would avail themselves of the tax benefit generated by the net loss carry forward.

NOTE 12	COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company’s executive offices, are located in 8 Brisel Street, Industrial Zone, Sderot. The Company’s manufacturing, production and distribution facilities are scattered over several locations in Israel as follows:

Nazareth Industrial Area: the production activities of the Company’s subsidiary, Achidatex are located in a 6,000 square meter building in Nazareth Industrial Area which is owned by an affiliated party. The annual rental expense for this facility is $180,000. The lease expires in December 2008. Since the beginning of 2005, following the decision of the Israeli Government to remove Israeli residents from the Erez Industrial Zone [see Note 12 (D)], we have relocated the major production activities of our subsidiary Export Erez Ltd. from Erez Industrial Area to this facility. Accordingly, the rent as from 2005 will be allocated equally between Achidatex and Export Erez.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Petah-Tikva: Achidatex leases approximately 300 square meters for its executive offices in Petah-Tikva at annual rental expense of $21,600. The lease expires in December 2006.

Erez Industrial Area: The Company leased 2,000 square meter space in Erez Industrial Area, for its sewing operations and for its storage, in a building that belongs to Mr. Joseph Postbinder, its Chief Executive Officer and Chairmen of its board of directors. This lease was extended in 2005, and the annual rental expense for this building in 2005 is $34,200. The lease expired on August 31, 2005. Export Erez leased an additional 400 square meters, in the same building, from a non affiliated party, at an annual rental expense of $19,200. That lease also expired on August 31, 2005. The operation moved to Sderot and to Nazareth Industrial Zone.

Industrial Area of Ashdod: Mayotex leases a 230 square meter space in the Industrial Area of Ashdod for its car armor installations. The annual rental expense for this space is $12,000. The lease expires on December 31, 2006.

Industrial Area of Sderot: as of January 2, 2005, Mayotex leases an approximately 1,250 square meter space in the Industrial Area of Sderot primarily for its cut and sew operations. The lease expires on December 31, 2005 and is renewable for an additional one year term. The annual rental expense for this space will be $43,884 in 2005. The lease expires on December 31, 2006.

Van Nuys, California: as of September 1, 2003, Owen Mills leases an approximately 9,000 square feet space in Van Nuys, California for its operations. The lease expires on August 31, 2008. The annual rental expense for this space is $54,000.

Under a lease agreement effective January 1, 2005, the Company leases an industrial building located in the Alon Tavor Industrial Zone for its operation purchased from Chemoplast at an annual rental expense of $59,850. The lease expire in March 31, 2009. Under the lease, the annual rental expense increase in 2.5% annually.

Future minimum lease payments under the terms of the operating leases were follows as of December 31, 2005:

Year	Amount

2006	293,850
2007	295,346
2008	278,880
2009	16,113

$884,189

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Rent expense under the operating leases for the years ended December 31, 2005 and 2004 was $332,667 and $328,300, respectively.

(B) Contingencies

The Company has an employment agreement with the President of the Company, pursuant to which the President is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002. The President, at his option, may receive shares of common stock in lieu of cash. For the year ended December 31, 2004, the President was entitled to bonus compensation in the amount of $21,102, or 42,204 shares of the Company’s common stock in lieu of such compensation (having a fair value of $48,957), which was accrued and included in other current liabilities and subsequently paid in 2005. For the year ended December 31, 2005, there was no bonus due to the President of the Company.

(C) Other Matters

Mayotex Ltd., received a notification of audit from the Israeli Internal Revenue Service for the years ended December 31, 2002, 2003, and 2004. The audit is in the initial stage and the Company is unable to determine, what effect, if any, the audit will have on the consolidated financial statements.

(D) Israeli Gaza Strip Operations:

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of the Company’s operations were located. The Company had owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, the Company moved its “light cut and sew” operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. In August 2005, the Company evacuated its remaining operations and abandoned the buildings owned and leased in the Erez Industrial Zone. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, as well as the “Evacuation Law”that was adopted by the Israeli Parliament, to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone, however, the amount of the compensation has not been finalized.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The Company incurred $217,477 in costs related to the evacuation of its facilities located in the Erez Industrial Zone in the Gaza Strip, which includes $89,612 in moving expenses and $127,865, of net book value for the building that was abandoned. The Company believes that it will be reimbursed in full for all costs related to the evacuation as well as the fair market value of the facilities abandoned in the Erez Industrial Zone. As a result, the Company has reclassified the net book value of the assets abandoned as well as the evacuation costs to a receivable from the State of Israel in the amount of $217,447 which is included in Other Current Assets in the Consolidated Balance Sheet at December 31, 2005.

Since the Company believes that it will be reimbursed for the fair market value of the building that was abandoned, there is a potential gain contingency that will be recorded when and if realized.

NOTE 13	SHAREHOLDERS’ EQUITY

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

As of December 31, 2005, the Company has issued 1,915,467 shares of common stock for cash and finders fee having an aggregate fair value of $933,229 net of issuance costs.

The Company accounted for the warrants issued based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (“EITF”) No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own stock. Accordingly, the warrants are treated as derivatives and classified as a liability. The warrants are recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expenses). For the year ended December 31, 2005 the fair value adjustment resulted in a gain of $4,820.

The Company allocated the proceeds from the private placement of $1,1 millions between the common stock and the warrants based upon the fair value of the warrants at the transaction date using the Black-Scholes pricing model. This resulted in a liability being recorded at the transaction date for the warrants of $171,597.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 14	RELATED PARTIES

(A)Transactions with Related Parties

The Company has signed lease agreements with the principal shareholder of the Company. The Company’s subsidiaries, Achidatex, and Export Erez Ltd. has signed lease agreements with a company owned by minority shareholders of Achidatex (See Note 12(A)(4)).

The Company has an employment agreement with the President of the Company.

(B) Income and (Expenses) Transactions with Related Parties

	2005	2004

Salaries and related expenses	$(167,556)	$(167,935)
Lease and rent expenses	(256,806)	(232,252)
Sales to affiliate company**	37,222	84,104

(C) Balances with Related Parties

	2005	2004

Accounts receivable affiliate company*	$9,958		$69,193
Accounts receivable affiliate company**	310,292		305,265

	$320,250		$374,458

Loans payable affiliate person ***	$86,626	$	---

	$86,626	$	---

*The majority shareholder of the Company is a principal shareholder of this affiliate. The receivable resulted from the sale of products in the ordinary course of business.

**Some of the shareholders of this affiliate are the minority shareholders in Achidatex. The receivable resulted from the sale of products in the ordinary course of business.

*** Majority shareholder of the Company

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 15	SEGMENT INFORMATION AND CONCENTRATIONS

(A) Sales and Income from Operations:

	Civilian Local	Military Local	Military Export	Consolidated

December 31, 2005
Net sales	$2,492,839	$2,465,417	$6,490,113	$11,448,369
Income from operations	21,055	12,809	22,567	56,431

December 31, 2004
Net sales	$1,636,027	$2,094,590	$8,305,787	$12,036,404
Income from operations	81,015	149,972	641,755	872,742

(B) Single Customers Exceeding 10% of Sales:

	2005	2004

Customer A (Israeli Ministry of Defense and Government of Israel)	$2,099,918	$1,250,695
Customer B (Military Export)	$1,141,234	$4,003,684

Accounts receivable balance
Customer A (Israeli Ministry of Defense and Government of Israel)	$420,252	$160,210
Customer B (Military Export)	$198,209	$529,704

NOTE 16	SUBSEQUENT EVENTS

On April 3, 2006, the Company issued 123,077 common shares having a fair value of $40,000 to the former shareholder of Owen Mills according to the business combination agreement signed on February 28, 2005.