Form 10QSB
period 2006-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2006-06-02
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

Commission file number: 0-30105

Defense Industries International, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1421483

(State of Incorporation)	(I.R.S. Employer Identification No.)

8 Brussels St. Sderot, P.O. Box 779, Ashkelon 78101, Israel

(Address of Principal Executive Offices)

(011) 972-8-689-1611

(Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of May 22, 2006 the Issuer had 28,670,121 shares of Common Stock, $.0001 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

INDEX

Item 1.

PAGES	1 - 2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

PAGES	4-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

PAGES	6 - 12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (UNAUDITED)

ii

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$1,537,925	$1,581,967
Accounts receivable, net of allowance for doubtful accounts
of $124,823and $133,631, respectively	1,771,855	1,669,808
Accounts receivable - related parties, net of allowance for doubtful accounts of
$96,322 and $95,489, respectively	212,471	320,250
Inventories	2,606,425	2,921,998
Trading securities	738,944	739,339
Deferred taxes	67,561	72,255
Other current assets	591,819	646,731

Total Current Assets	7,527,000	7,952,348

PROPERTY, PLANT AND EQUIPMENT, NET	2,225,746	2,270,455

OTHER ASSETS
Deposits for the severance of employer-employee relations	386,357	382,988
Deferred taxes, long-term	7,779	10,119
Intangible assets, net	97,775	102,499

Total Other Assets	491,911	495,606

TOTAL ASSETS	$10,244,657	$10,718,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2006 (Unaudited)	December 31, 2005

CURRENT LIABILITIES
Accounts payable	$874,918	$933,770
Short-term debt	1,307,237	961,738
Current portion of long-term debt	754,991	834,397
Common stock to be issued	80,000	40,000
Other current liabilities	370,347	564,038

Total Current Liabilities	3,387,493	3,333,943

LONG-TERM LIABILITIES
Long-term portion of debt	546,611	712,940
Provision for the severance of employer-employee relations	266,549	272,190
Common stock to be issued	80,000	120,000
Embedded derivatives at fair value	137,559	166,777
Minority interest	855,280	889,086

Total long-term Liabilities	1,885,999	2,160,993

Total liabilities	5,273,492	5,494,936

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares authorized, 27,301,930 issued and
outstanding	2,730	2,730
Additional paid-in capital	2,512,887	2,512,887
Retained earnings	2,966,233	3,122,243
Accumulated other comprehensive loss	(510,685)	(414,387)

Total Shareholders' Equity	4,971,165	5,223,473

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,244,657	$10,718,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

NET REVENUES	$1,833,371	$3,684,480

COST OF SALES	1,524,473	3,029,383

GROSS PROFIT	308,898	655,097

OPERATING EXPENSES
Selling	135,689	144,081
General and administrative	394,250	397,096

Total Operating Expenses	529,939	541,177

INCOME (LOSS) FROM OPERATIONS	(221,041)	113,970

OTHER INCOME (EXPENSE)
Financial expense, net	(7,383)	(44,169)
Gain on fair value adjustment to embedded derivatives	29,218	---
Other income, net	30,288	80,226

Total Other Income	52,123	36,057

INCOME (LOSS) BEFORE INCOME TAXES	(168,918)	149,977

Less: income tax expense	15,222	49,014

Income (loss) before minority interest in income in subsidiary	(184,140)	100,963

Minority interest income (loss)	28,130	(17,725)

NET INCOME (LOSS)	$(156,010)	$83,238

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss, net of minority interest portion	(92,551)	(41,284)

Other comprehensive loss before tax	(92,551)	(41,284)
Income tax benefit related to items of other comprehensive loss	32,741	16,679

TOTAL OTHER COMPREHENSIVE (LOSS), NET OF TAX BENEFIT	(59,810)	(24,605)

COMPREHENSIVE INCOME (L0SS)	$(215,820)	$58,633

Net income (loss) per share - basic and diluted	$(0.01)	$0.00

Weighted average number of shares outstanding - basic and diluted	27,301,930	25,350,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	For The Three Months Ended March 31, 2006	For The Three Months Ended March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(156,010)	$83,238
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	100,886	44,376
Gain from sale of property, plant and equipment	---	(17,725)
Provision for doubtful accounts	(7,975)	4,779
Gain on fair value adjustment to embedded derivatives	(29,218)	---
Net realized and unrealized gain on trading securities	(27,693)	(59,281)
Minority interest in income (loss) of subsidiary	(28,130)	17,725
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in deposits for employee severance	(3,369)	(2,529)
(Increase) decrease in deferred taxes	7,034	(6,105)
(Increase) decrease in accounts receivable	13,708	(1,253,398)
(Increase) decrease in other assets	54,912	(252,125)
(Increase) decrease in inventories	315,573	(189,736)
Increase (decrease) in accounts payable	(62,627)	97,553
Increase (decrease) in other liabilities	(189,917)	1,066,038
Increase (decrease) in provision for the severance of employer-employee relations	(5,641)	15,018

Net Cash Used In Operating Activities	(18,467)	(452,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(71,762)	(186,128)
Proceeds from sale of property, plant and equipment	---	17,794
Proceeds from sale of trading securities	215,327	111,743
Cash acquired in acquisition of Own Mills	---	20,415
Purchases of trading securities	(197,302)	(105,242)

Net Cash Used In Investing Activities	(53,737)	(141,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	345,502	787,353
Payments on long-term debt	(218,839)	(158,425)

Net Cash Provided By Financing Activities	126,663	628,928

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(98,501)	(11,773)

Net (decrease) increase in cash and cash equivalents	(44,042)	23,565
Cash and cash equivalents - beginning of period	1,581,967	505,013

Cash and cash equivalents - end of period	$1,537,925	$528,578

INTEREST PAID	$32,080	$28,449

TAXES PAID	$24,482	$54,752

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On February 28, 2005, the Company acquired all the outstanding shares of Owen Mills for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in common stock of the Company, both of which are to be paid over five years.

The following represents the assets purchased and liabilities assumed at the acquisition date:

Cash and cash equivalent	$20,415
Accounts receivable - net	232,224
Other current assets	3,865
Property, plant and equipment	140,380
Inventory	179,306
Goodwill	80,900

Total assets purchased	657,090

Accounts payable	30,973
Long and short term loans	253,716

Total Liabilities assumed	284,689

Total net assets	372,401

Total consideration paid	$372,401

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

(B) Principles of Consolidation

The condensed consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. Dragonwear Trading Ltd. its 76% owned subsidiary Achidatex Nazareth Elite for all periods presented and Owen Mills since February 28, 2005(the acquisition date) (collectively, the “Company”). The minority interest represents the minority shareholders’ proportionate share of Achidatex.

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

(E) Interim Consolidated Financial Statements

The condensed consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(F) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS, No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock Based Compensation. SFAS No.123R superseded APB No.25 and amended SFAS No.95, “Statement of Cash Flows”. Effective January 1,2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123r based on the fair values previously calculated for disclosure SFAS No.123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R that the remain unvested on the effective date.

The Company has not granted stock options to purchase shares of its common stock for employee services currently or in the year ended December 31, 2005. Accordingly, the Company’s Condensed Consolidated Financial Statements do not include any stock based compensation expense for the three months ended March 31, 2006 and is not required to disclose proforma stock based compensation expense for the three months ended March 31, 2005, nor does the Company have any unvested deferred compensation that must be amortized over any vesting periods.

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

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, the Company purchased all of Rizzo Inc.‘s, outstanding stock in consideration for a $200,000 note payable and shares of the Company’s common stock having a value of $200,000, based on the average closing price per share of the Company’s common stock for the ten trading days preceding the issuance of such shares. The Company shall pay the $400,000 of consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until Buyer has paid Shareholder a total of $200,000; the present value of the payments is $172,401 (ii) $40,000 in the form shares of common stock of the Company payable within fifteen (15) business days from the date of the Agreement; and (iii) $40,000 in the form of Company stock paid to the Seller on each of the last business days of February 2006 (see Note 8), February 2007, February 2008, and of February 2009.. The Company acquired assets totaling $576,190 and assumed liabilities of $284,689.

The following table reflects the unaudited pro forma combined results of operations for the three months ended March 31, 2005, assuming the acquisition had occurred at the beginning of 2004.

For the three Months ended March 31, 2005

Revenue	$3,844,061

Net income	$80,681

Net income per share - basic and diluted	$0.00

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3	INVENTORIES

Inventories consisted of the following:

	March 31, 2006	December 31, 2005

Raw materials	$1,591,170	$1,815,021
Work in progress	455,867	592,751
Finished goods	559,388	514,226

	$2,606,425	$2,921,998

NOTE 4	SHORT-TERM DEBT

Short-term debt at March 31, 2006 and 2005 consisted of the following:

	Interest Rates	March 31, 2006	December 31, 2005

Revolving credit facility	7% - 12%	$860,915	$501,793
Short-term bank loans	6% - 7.5%	446,322	459,945

		$1,307,237	$961,738

The revolving credit facility is due on demand. The short-term bank loans at March 31, 2006 include one loan due in nine monthly installments of $1,785 per installment and a three loans aggregating of $430,246 which are due on demand.

The revolving credit facility is used to fund the day to day activities of the company and was used to cover expenses incurred as a result of the evacuation of the Company’s operations from the Erez Industrial Zone in the Gaza Strip. The Company anticipates that the expenses related to the evacuation from the Erez Industrial Zone will be reimbursed by the Israeli Government.(See Note 7(C))

NOTE 5	SHAREHOLDERS’ EQUITY

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

The Company accounted for the warrants issued based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (“EITF”) No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own stock. Accordingly, the warrants are treated as derivatives and classified as a liability. The warrants are recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expenses). For the three months ended March 31, 2006 the fair value adjustment resulted in a gain of $29,218.

The Company allocated the proceeds from the private placement of $1.1 millions between the common stock and the warrants based upon the fair value of the warrants at the transaction date using the Black-Scholes pricing model. This resulted in a liability being recorded at the transaction date for the warrants of $166,777.

NOTE 6	SEGMENT INFORMATION AND CONCENTRATIONS

The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A) Sales and Income from Operations:

	Civilian Local	Military Local	Military Export	Consolidated

March 31, 2006
Net sales	$795,430	$540,773	$497,168	$1,833,371
Loss from operations	(118,587)	(44,611)	(57,843)	(221,041)

March 31, 2005
Net sales	$459,020	$581,467	$2,643,993	$3,684,480
Income from operations	10,297	34,786	68,837	113,920

(B) Single Customers Exceeding 10% of Sales:

	For the Three Months Ended March 31, 2006		For the Three Months Ended March 31, 2005

Sales

Customer A (Military Export)	$	---	$795,168
Customer B (Military Export)	$	---	540,428
Customer C (Military Export)	$	---	515,392
Customer D (Military Local)		$427,393	---

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Contingencies

The Company has an employment agreement with the President of the Company, pursuant to which the President is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002. The President, at his option, may receive shares of common stock in lieu of cash. For the year ended December 31, 2004, the President was entitled to bonus compensation in the amount of $21,102, or 42,204 shares of the Company’s common stock in lieu of such compensation (having a fair value of $48,957), which was accrued and included in other current liabilities and subsequently paid in 2005). For the three months ended March 31, 2006, there was no bonus due to the President of the Company.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B) Other Matters

Mayotex Ltd., received a notification of audit from the Israeli Internal Revenue Service for the years ended December 31, 2002, 2003, and 2004. The audit is in the initial stage and the Company is unable to determine, what effect, if any, the audit will have on the consolidated financial statements.

(C) Israeli Gaza Strip Operations:

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

The Company incurred $217,477 in costs related to the evacuation of its facilities located in the Erez Industrial Zone in the Gaza Strip, which includes $89,612 in moving expenses and $127,865, of net book value for the building that was abandoned. The Company believes that it will be reimbursed in full for all costs related to the evacuation as well as the fair market value of the abandoned facilities in the Erez Industrial Zone. As a result, the Company has reclassified the net book value of the abandoned assets as well as the evacuation costs to a receivable from the State of Israel in the amount of $217,447 which is included in Other Current Assets in the Consolidated Balance Sheet at March 31, 2006 and December 31, 2005.

Since the Company believes that it will be reimbursed for the fair market value of the abandoned building, there is a potential gain contingency that will be recorded when and if realized.

NOTE 8	SUBSEQUENT EVENTS

On April 3, 2006, the Company issued 123,077 common shares having a fair value of $40,000 to the former shareholder of Owen Mills according to the business combination agreement signed on February 28, 2005.

Item 2.	Management’s Discussion and Analysis o f Financial Condition and Resultsof Operations

        This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our 2005 Annual Report on Form 10-KSB. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

        Revenues and Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon our historical experience, we have not established a reserve at March 31, 2006 and March 31, 2005. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warrant expenses our financial position and results of operations may change materially.

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

        Property Plant and Equipment Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, we review our long-lived assets for impairment based on estimated future non-discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The use of different assumptions with respect to the expected cash flows from our assets and other economic variables, primarily the discount rate, may lead to different conclusions regarding the recoverability of our assets’ carrying values and to the potential need to record an impairment loss for our long lived assets.

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

Material Trends

        Local Military Market. The Israeli Military defense budget has been subject to reductions since the second half of 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level in 2004 and 2005. In 2005 and in the first three months of 2006 sales to the Israeli Ministry of Defense were $2,099,918 and $427,393, accounting for 18.3% and 23.3% of our sales.

        In the second half of 2005, the Israeli Government evacuated the Gaza strip. The evacuation process resulted in our incurring substantial expenses and resulted in a reduction in the funds that were initially budgeted for the procurement of new products. Additionally, as a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces, or IDF, have indicated that they will slightly reduce their manpower and that equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In light of these trends, we believe that our local military business will grow as a result of an increase in the demand for our dry storage systems products. However, the budget for 2006 has not been approved as of yet, and only limited purchases have been made by the IDF since January 1, 2006. Accordingly, such increase will probably not be reflected until the second half of 2006.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2005 and in the first three months of 2006, we had sales of $882,440 and $67,673 in South America, sales of $1,251,611 and $93,497 in North America, and sales of $3,532,161 and $265,816 in Europe, respectively.

        Since 2003, we have increased our export marketing efforts and sales as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America and Europe. We believe that those markets are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

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

        Our products do not contain Zylon®. In accordance with the American NIJ Interim Requirements, we intend to apply to the American NIJ to obtain a notice of compliance with the NIJ Requirements with respect to our products that were previously found by the American NIJ to be compliant with the American NIJ Standard 0101.04, as soon as final regulations will be published by them.

        As a result of the above, there is a general decline in sales of bullet-resistant vests in our markets, which have affected our sales of bullet-resistant vests and our results of operations since the last two quarters of 2005 and in the first quarter of 2006. We expect that our export military business will continue to suffer in 2006, but that the trend will reverse thereafter.

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

        Backlog.We had approximately $2.3 million of unfilled customer orders at March 31, 2006, out of which approximately $400,000 was attributable to orders from military customers in South America, approximately $250,000 was attributable to orders from Europe, Asia and Africa, approximately $150,000 was attributable to the local civilian market, approximately $500,000 was attributable to the U.S. civilian market and approximately $1 million was attributable to the Israeli military of defense.

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

        At March 31, 2006 we recorded a receivable in the amount of $217,447, which represents costs incurred related to the evacuation of the Erez Industrial Zone, which according to the “Evacuation Law” we will recover from the State of Israel. Of theses costs, $127,865 represents the net book value of the facilities abandoned and $89,612 represents all other moving costs. In February 2006, three of our subsidiaries, Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. filed a claim for compensation pursuant to the Evacuation Compensation Law. We cannot provide any assurance that the claim, which substantially exceeded the amount of our receivable, will be approved in full, or to what extent, or when the compensation will be paid.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Results of Operations

        Net Revenues and Gross Profit Margin. Net revenues for the three months ended March 31, 2006 decreased to $1,833,371 from $3,684,480 in the same period in 2005, a decrease of 50.2%. The decrease is primarily attributable to the decrease in export sales, resulting from the general decline in sales of bullet-resistant vests and from reduction in sales to the IDF, due to the delay in the approval of the IDF budget for 2006. The decrease in sales of bullet-resistant vests is due to the failure of the relatively new Zylon®-based body armor vest, and the new requirements of the American NIJ for certifying new bullet-resistant vests. In the three months ended March 31, 2006, Achidatex, Export Erez, and Owen Mills accounted for $682,469 or 37.2%, $896,546 or 48.9%, and $254,356 or 13.9% of our revenues, respectively. In the three months ended March 31, 2005 Achidatex, Export Erez, and Owen Mills accounted for $1,977,844 or 53.7%, $1,624,523 or 44.1%, and $82,113 or 2.2% of our revenues, respectively. The revenues attributable to Owen Mills relate to the period beginning from February 28, 2005.

        The following table sets forth the breakdown of sales by segment for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005

Sales to the local civilian market	$795,430	$459,020
Sales to the local military market	540,773	581,467
Export military sales	497,168	2,643,993

Total	$1,833,371	$3,684,480

        Gross profit for the three months ended March 31, 2006 was $308,898 compared to $655,097 for the same period in 2005. This decrease in gross profit is principally attributable to the decrease in our sales in the first quarter of 2006. In the three months ended March 31, 2006 Achidatex, Export Erez and Owen Mills accounted for 15.1%, 12.9%, and 18.5%, of our gross profit, respectively. In the three months ended March 31, 2005 Achidatex, Export Erez and Owen Mills accounted for 14.2%, 13%, and 18%, of our gross profit, respectively. The revenues attributable to Owen Mills relate to the period beginning from February 28, 2005.

        Selling Expenses. Selling expenses for the three months ended March 31, 2006 decreased to $135,689 from $144,081 for the same the same period in 2005. The decrease in our selling expenses was attributable to the decrease in export sales which resulted in lower selling commissions. Achidatex’s selling expenses for the three months ended March 31, 2006 were $88,147 compared to $89,572 for the three months ended March 31, 2005. Export Erez’s selling expenses for the three months ended March 31, 2006 were $45,500 compared to $54,509 for the three months ended March 31, 2005. Owen Mills selling expenses for the three months ended March 31, 2006 were $2,042 compared to $1,100 for the period between February 28, 2005 and March 31, 2005.

        General and Administrative Expenses. General and administrative expenses for three months ended March 31, 2006 decreased slightly to $394,250 from $397,096 for the same period in 2005, mainly as a result of our policy to strictly monitor these expenses.

        Financial Expenses. We had financial expenses, net of $7,383 for the three months ended March 31, 2006 as compared to $44,169 for the same period in 2005. This decrease is mainly attributable to the increase in the exchange rate between the U.S. dollar and the NIS.

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed a with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants were recorded at fair value, based on the Black-Scholes pricing model, and will be revalued each reporting period with the change in fair value recorded as other income (expenses). For the three months ended March 31, 2006, the fair value adjustment resulted in a gain of $29,218.

        Other Income, Net. We had other income, net for the three months ended March 31, 2006 of $30,288 as compared to other income of $80,226 for the same period in 2005. The other income in 2006 is attributable to realized and unrealized gains from our sale of securities.

        Income Tax Expense. Our income tax expense for the three months ended March 31, 2006 was $15,222 as compared to a tax expense of $49,014 for the comparable period in 2005. As an Israeli tax payer, we are unable to include the loss of Own Mills in our consolidated income tax filings in Israel. Achidatex’s income tax expense for the three months ended March 31, 2006 was $921 compared to $34,651 for the three months ended March 31, 2005. Export Erez’s income tax expense for the three months ended March 31, 2006 was $13,501 compared to income tax expense of $23,069 for the three months ended March 31, 2005. Defense Industries did not have any tax expenses for the three months ended March 31, 2006 compared to a tax income of $8,705 for the three months ended March 31, 2005. Owen Mills income tax expense for the three months ended March 31, 2006 was $800 for the three months ended March 31, 2006.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended March 31, 2006, we recognized and recorded minority share in our loss of $28,130 compared with the minority share in our profit of $17,725 for the three months ended March 31, 2005.

        Net Income (Loss). In the three months ended March 31, 2006 we had a net loss of $156,010 as compared to net income of $83,238 for the three months ended March 31, 2006. Achidatex’s net loss for the three months ended March 31, 2006 was $89,077 compared to net income of $56,129 for the three months ended March 31, 2005. Export Erez’s net loss for the three months ended March 31, 2006 was $14,221 compared to net income of $87,936 for the three months ended March 31, 2005. Owen Mills’ net loss for the three months ended March 31, 2006 was $40,495 compared to $9,325 for the period between February 28, 2005 and March 31, 2005.

        Other Comprehensive Income (Loss). We had other comprehensive loss, for the three months ended March 31, 2006 of $59,810 as compared to other comprehensive loss of $24,605 for the three months ended March 31, 2005. This loss is principally attributable to the increase of the U.S. dollar exchange rate against the NIS.

Liquidity and Capital Resources

        As of March 31, 2006, we had $1,537,925 in cash and cash equivalents, $738,944 in trading securities and working capital of $4,139,507 as compared to $1,581,967 in cash and cash equivalents, $739,339 in trading securities and $4,618,405 in working capital at December 31, 2005. The decrease in working capital is mainly due to the decrease in our inventory to reflect our lower sales levels.

        Net cash used in operating activities was $18,467 for the three months ended March 31, 2006 as compared to $452,172 provided from operating activities for the same period in 2005. This was primarily attributable to a net loss of $156,010 in this period, a decrease in other liabilities of $189,917, and a decrease in accounts payable of $62,627, which was offset by a $315,573 decrease in inventory and depreciation costs of $100,886.

        Net cash used in investing activities was $53,737 for the three months ended March 31, 2006 as compared to $141,418 in the three months ended March 31, 2005. During the three months ended March 31, 2006, $71,762 (net of sales of fixed assets) was used to purchase fixed assets, while $18,025 (net of purchases of trading securities) was provided from sales of our trading securities.

        Net cash provided from financing activities was $126,663 for the three months ended March 31, 2006 as compared to $628,928 in the three months ended March 31, 2005. During the three months ended March 31, 2006, we increased our short-term debt by $345,502 and we repaid $218,836 of long term debt.

        Most of our large purchase orders are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have historically achieved net profits on an annual basis, but our quarterly profits are not consistent on a quarter to quarter basis. Nevertheless, we have striven to balance our accounts payable and account receivable.

        We believe that our spending for research and development in 2006 will be consistent with our spending in 2005 of $70,000 per year.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS, No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”), a revision to SFAS No. 123, “Accounting for Stock Based Compensation. SFAS No.123R superseded APB No.25 and amended SFAS No.95, “Statement of Cash Flows”. Effective January 1,2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123r based on the fair values previously calculated for disclosure SFAS No.123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

        The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R that the remain unvested on the effective date.

        The Company has not granted stock options to purchase shares of its common stock for employee services currently or in the year ended December 31, 2005. Accordingly, the Company’s Condensed Consolidated Financial Statements do not include any stock based compensation expense for the three months ended March 31, 2006 and is not required to disclose proforma stock based compensation expense for the three months ended March 31, 2005, nor does the Company have any unvested deferred compensation that must be amortized over any vesting periods.

Foreign Currency Exchange Risk

        We develop products in Israel and sell them in North and South America, Asia and several European countries. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our foreign currency exposure with respect to our sales is mitigated, and we expect it will continue to be mitigated, through salaries, materials and support operations, in which part of these costs are denominated in NIS.

        During 2005, the NIS devalued approximately 6.85% against the dollar. In the first quarter of 2006 the NIS devaluated in value in relation to the dollar by approximately 1.35 % against the U.S. dollar. Among the factors contributing to the devaluation were the increase in the interest rate for dollars investments compared to interest rate for NIS investments.] The inflation rate in Israel was approximately 0.58% for the three months ended March 31, 2006 compared to an annual inflation rate of 2.38% in 2005.

        Since most of our sales are quoted in dollars, and a portion of our expenses are incurred in NIS, our results may be adversely affected by a change in the rate of inflation in Israel or if such change in the rate of inflation is not offset, or is offset on a lagging basis, by a corresponding devaluation of the NIS against the dollar and other foreign currencies. We will also be adversely affected if the dollar depreciates against the Euro, the currency used for many of our purchases of raw material

        We did not enter into any foreign exchange contracts in 2005 or the first three months of 2006.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2006.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2 - 3 years	4 - 5 years	more than 5 years

Long-term debt obligations	$1,301,092	$677,438	$568,327	$55,327	$--
Capital (finance) lease obligations	--	--	--	--	--
Operating lease obligations	868,446	278,500	574,226	15,720	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities
reflected on the Company's
balance sheet under U.S.
GAAP	--	--	--	--	--

Total	$2,169,538	$955,938	$1,142,553	$71,047	--

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

        Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

        During the evaluation it was determined that our accounting resources were not adequate to ensure sufficient time for our accounting staff to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer, (ii) adequately prepare for our quarterly reviews and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also impaired our ability to timely file our periodic reports without extension.

        Due to this weakness, in preparing our financial statements for the quarter ended March 31, 2006, we performed additional analysis and other post closing procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

        There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

        Given the identification of the factors described above, we have recently hired and will consider the need to hire additional experienced personnel to our staff so that we may provide the requisite resources to timely and accurately prepare our financial statements and to perform a review of the consolidation and supporting financial statement disclosure schedules. We are also providing additional training to our financial personnel in the use of our accounting system.

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

        On February 28, 2005, we acquired all of the outstanding shares of Owen Mills, a company specializing in military and industrial sewing of marine and ballistic fabric products. Pursuant to the terms of the securities purchase agreement, we purchased all of the outstanding stock of Owen Mills in consideration for $200,000 and shares of our common stock having a value of $200,000, based on the average closing price per share of our common stock for the ten trading days preceding the issuance of such shares. Under the agreement the aggregate consideration of $400,000 will be paid by us as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the we have paid $200,000 to the former shareholder of Owen Mills; (ii) $40,000 in the form of shares of our common stock payable shortly after the closing of the transaction; and (iii) $160,000 in the form of shares of our common stock to be issued in four installments beginning on the last business day in February 2006 and on the anniversary of such date for the following three years. In accordance with the agreement, we issued on April 27, 2005, and on April 3, 2006, 36,463 shares and 123,077 shares of our common stock respectively, each issuance having market value of $40,000.

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

Date: June 1, 2006