Form 10KSB/A
period 2005-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2006-06-08
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Yes ☐ No ☒

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-KSB/A hereby amends Item 8A. Controls and Procedures and the Section 302(a) certifications of the chief executive officer and the chief financial officer of Defense Industries International Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 which was filed on May 2, 2006. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report. This Amendment No. 1 is not intended to revise other information presented in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as originally filed and all such other information in the original filing, which remains unchanged. As a result, this Amendment No. 1 to the annual report on Form 10-KSB continues to speak as of May 2, 2006, except to Item 8A. Controls and Procedures which speaks as of the date of this filing.

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

        Except for the historical information contained in this annual report, the statements contained in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are also included in Item 1 – “Description of Business” and Item 6 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in Item 1. “Description of Business – Risk Factors”.

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

        Our management reconsidered, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the revaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

        During the revaluation it was determined that our accounting resources were not adequate to ensure sufficient time for our accounting staff to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer, (ii) adequately prepare for our quarterly reviews and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also impaired our ability to timely file our periodic reports without extension.

Changes in Internal Controls over Financial Reporting

        There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter of the year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

        However, given the identification of the factors described above, we have recently hired and will consider the need to hire additional experienced personnel to our staff so that we may provide the requisite resources to timely and accurately prepare our financial statements and to perform a review of the consolidation and supporting financial statement disclosure schedules. We are also providing additional training to our financial personnel in the use of our accounting system.

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

         The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB/A. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2001.

3.2	Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference from the Filing on Schedule 14C, filed with the Commission on December 30, 2002.

Exhibit Number	Description

4.1	Share Exchange Agreement, dated March 25, 2002, incorporated herein by reference from the filing on Form 8-K filed with the Commission on April 14, 2002.

10.1	Form of Settlement and Release Agreement, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2003.

10.2	Translation of Employment Agreement with Mr. Tosh, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2003.

23.1	Subsidiaries of the Company (Previously filed).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accounting Fees and Services

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

Dated: June 8, 2006	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on June 8, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

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