Form 10KSB/A
period 2005-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2006-06-26
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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

Yes ☐ No ☒

EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-KSB/A hereby amends the Section 302(a) certifications of the chief executive officer and the chief financial officer of Defense Industries International Inc., contained in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 which was filed on May 2, 2006. This Amendment No. 2 is not intended to revise other information presented in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as originally filed and all such other information in the original filing, which remains unchanged. As a result, this Amendment No. 2 to the Annual Report on Form 10-KSB continues to speak as of May 2, 2006, except to Item 8A. Controls and Procedures which speaks as June 8, 2006, the date of the filing of Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Dated: June 26 , 2006	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on June 26 , 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

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