Form 10QSB
period 2006-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2006-08-21
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___ to ___

Commission file number: 0-30105

Defense Industries International, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1421483

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of August 11, 2006 the Issuer had 28,793,198 shares of Common Stock, $.0001 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

INDEX

Item 1.

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE	PAGES	1-2
30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

CONDENSED CONSOLIDATED STATEMENTS OF	PAGES	3
OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH	PAGES	4-5
FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL	PAGES	6-12
STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

ii

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

ASSETS

	June 30, 2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$1,280,352	$1,581,967
Accounts receivable, net of allowance for doubtful accounts
of $180,984 and $133,631, respectively	1,833,884	1,669,808
Accounts receivable - related parties, net of allowance for doubtful accounts of
$101,192 and $95,489, respectively	238,354	320,250
Inventories	3,096,778	2,921,998
Trading securities	754,947	739,339
Deferred taxes	95,958	72,255
Other current assets	629,717	646,731

Total Current Assets	7,929,990	7,952,348

PROPERTY, PLANT AND EQUIPMENT, NET	2,275,929	2,270,455

OTHER ASSETS
Funds in respect of employee rights upon retirement	402,010	382,988
Deferred taxes, long-term	5,552	10,119
Intangible assets, net	96,103	102,499

Total Other Assets	503,665	495,606

TOTAL ASSETS	$10,709,584	$10,718,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2006 (Unaudited)	December 31, 2005

CURRENT LIABILITIES
Accounts payable	$987,292	$933,770
Short-term debt	1,217,834	961,738
Current portion of long-term debts	898,854	834,397
Common stock to be issued	40,000	40,000
Other current liabilities	527,336	564,038

Total Current Liabilities	3,671,316	3,333,943

LONG-TERM LIABILITIES
Long-term portion of debts	1,003,083	712,940
Liability for employee rights upon retirement	301,079	272,190
Common stock to be issued	80,000	120,000
Embedded derivatives at fair value	128,417	166,777
Minority interest	806,340	889,086

Total long-term Liabilities	2,318,919	2,160,993

TOTAL LIABILITIES	5,990,235	5,494,936

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none issued and
outstanding	--	--
Common stock, $.0001 par value, 250,000,000 shares authorized, 28,793,198 issued and
outstanding	2,879	2,730
Additional paid-in capital	2,552,738	2,512,887
Retained earnings	2,417,097	3,122,243
Accumulated other comprehensive loss	(253,365)	(414,387)

Total Shareholders' Equity	4,719,349	5,223,473

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,709,584	$10,718,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

NET REVENUES	$1,831,027	$3,907,691	$3,664,398	$7,592,171

COST OF SALES	1,613,383	2,733,221	3,137,856	5,762,604

GROSS PROFIT	217,644	1,174,470	526,542	1,829,567

OPERATING EXPENSES
Selling	82,386	234,729	218,075	378,810
General and administrative	612,397	560,951	1,006,647	958,047

Total Operating Expenses	694,783	795,680	1,224,722	1,336,857

INCOME (LOSS) FROM OPERATIONS	(477,139)	378,790	(698,180)	492,710

OTHER INCOME (EXPENSES)
Financial income (expenses), net	(150,708)	8,732	(158,091)	(35,437)
Gain on fair value adjustment to embedded
derivatives	9,142	---	38,360	---
Other income (expenses), net	(16,199)	(15,514)	14,089	64,712

Total Other Income (expenses)	(157,765)	(6,782)	(105,642)	29,275

INCOME (LOSS) BEFORE INCOME TAXES	(634,904)	372,008	(803,822)	521,985

Income tax (expenses) benefit	18,686	(133,015)	3,464	(182,029)

Income (loss) before minority interest	(616,218)	238,993	(800,358)	339,956

Minority interest income (loss)	67,082	(33,880)	95,212	(51,605)

NET INCOME (LOSS)	(549,136)	205,113	(705,146)	288,351

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss), net of
minority interest portion	257,320	(193,283)	161,022	(234,567)

Other comprehensive income (loss) before tax	257,320	(193,283)	161,022	(234,567)
Income tax (expenses) benefit related to items of
other comprehensive income (loss)	(77,804)	69,393	(41,317)	86,072

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	179,516	(123,890)	119,705	(148,495)

COMPREHENSIVE INCOME (LOSS)	$(369,620)	$81,223	$(585,441)	$139,856

Net income (loss) per share - basic and diluted	$(0.01)	$0.01	$(0.02)	$0.01

Weighted average number of shares outstanding -
basic and diluted	27,689,553	25,375,929	27,498,954	25,363,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	For The Six Months Ended June 30, 2006	For The Six Months Ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(705,146)	$288,351
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	211,669	170,944
Gain from sale of property, plant and equipment	---	(17,774)
Provision for doubtful accounts	53,056	18,232
Deferred private placement cost	---	(100,000)
Gain on fair value adjustment to embedded derivatives	(38,360)	---
Net realized and unrealized gain on trading securities	(7,055)	(46,940)
Minority interest in income (loss) of subsidiary	(95,212)	51,605
Increase in deferred taxes	(19,136)	(21,661)
Increase in accounts receivable	(135,235)	(740,157)
decrease in other assets	17,014	206,487
(Increase) decrease in inventories	(174,780)	267,568
Increase in accounts payable	53,521	18,550
Decrease in other liabilities	(36,702)	(15,567)
Increase (decrease) in liability for employee rights upon retirement	28,889	(28,436)

Net Cash (used in) provided by Operating Activities	(847,477)	89,811

CASH FLOWS USED IN INVESTING ACTIVITIES:
(Increase) decrease in funds in respect of employee rights upon retirement	(19,022)	38,609
Purchases of property, plant and equipment	(158,736)	(384,393)
Proceeds from sale of property, plant and equipment	---	17,772
Proceeds from sale of trading securities	369,049	292,808
Cash acquired in acquisition of Own Mills	---	20,415
Purchases of trading securities	(350,460)	(276,727)

Net Cash used in Investing Activities	(159,169)	(330,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	256,096	913,108
Payments on long-term debt	(536,877)	(258,306)
Proceeds from long term loan	855,856	54,409

Net Cash provided by Financing Activities	575,075	709,211

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	129,956	(230,430)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(301,615)	238,467

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,581,967	505,013

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,280,352	$743,480

INTEREST PAID	$84,247	$38,482

TAXES PAID	$62,539	$95,092

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTION AND INVESTING ACTIVITIES:

On February 28, 2005, the Company acquired all the outstanding shares of Owen Mills for an aggregate amount of $372,401, see Note 2,

The following represents the fair value of assets acquired, net of liabilities assumed at the acquisition date:

Assets:
Cash and cash equivalent	$20,415
Accounts receivable - net	232,224
Other current assets	3,865
Property, plant and equipment	140,380
Inventories	179,306
Goodwill	80,900

Total assets acquired	657,090

Liabilities:
Accounts payable	30,973
Loans	253,716

Total Liabilities assumed	284,689

$372,401

On February 28, 2006 the Company issued 123,077 shares of its common stock having a fair value of $40,000 at the date of issuance to the former shareholders of Owen Mills, pursuant to the acquisition agreement.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of June 30, 2006 and for the three and six months period then ended (“the Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States of America.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2005.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the six months period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2005 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The Interim Financial Statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. Dragonwear Trading Ltd. its 76% owned subsidiary Achidatex Nazareth Elite for all periods presented and Owen Mills since February 28, 2005(the acquisition date) (collectively, the “Company”). The minority interest represents the minority shareholders’ proportionate share of Achidatex. All intercompany accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

E.	Earnings per common share

Basic and diluted earning per common share is presented in conformity with SFAS No.128, “Earnings Per Share” for all periods presented. Basic earnings per common share is computed by dividing net income, by the weighted average number of shares of outstanding common shares. Diluted earnings per common share is computed by dividing net income, by the weighted average number of shares of outstanding common shares adjusted to include incremental common shares that would have been outstanding if potentially dilutive common shares had been issued. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. For all reported periods, no potential common shares are included in the computation of a diluted per share amount since such potential common shares would not have a dilutive effect.

F.	Goodwill and Other Intangible Assets

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

G.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

Although the Company’s analysis of the effect of FIN 48 has not been completed, the Company does not anticipate recording any material adjustment as a result of adopting this Interpretation.

NOTE 2	BUSINESS COMBINATION

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products; for a consideration of $400,000, consisting of $200,000 note payable and shares of the Company’s common stock having a value of $200,000, based on the average closing price per share of the Company’s common stock for the ten trading days preceding the issuance of such shares. The Company will pay the $400,000 of consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until Buyer has paid Shareholder a total of $200,000; the present value of the payments is $172,401 (ii) $40,000 in the form shares of common stock of the Company payable within fifteen (15) business days from the date of the Agreement; and (iii) $40,000 in the form of Company stock paid to the Seller on each of the last business days of February 2006, February 2007, February 2008, and of February 2009. The Company acquired assets totaling $576,190 and assumed liabilities of $284,689.

The following table reflects the unaudited pro forma combined results of operations for the six and three months ended June 30, 2005, assuming the acquisition had occurred at the beginning of 2005.

	For the six Months ended June 30, 2005	For the three Months ended June 30, 2005

Revenue	$7,751,751	$3,104,659

Net income	285,794	93,812

Net income per share - basic and diluted	0.01	0.00

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3	INVENTORIES

Consist of:

	June 30, 2006	December 31, 2005

Raw materials	$1,581,860	$1,815,021
Work in progress	660,491	592,751
Finished goods	854,427	514,226

	$3,096,778	$2,921,998

NOTE 4	SHORT-TERM DEBT

Consist of:

	Interest Rates	June 30, 2006	December 31, 2005

Bank credit (1)	7% - 12%	$694,626	$501,793
Short-term bank loans (2)	6% - 7.5%	523,208	459,945

		$1,217,834	$961,738

(1)	The revolving credit facility is due on demand.

The revolving credit facility is utilized for the operational activities of the Company and for the costs associated with the evacuation from the Gaza Industrial Zone. The Company anticipates that the expenses related to Gaza Strip evacuation will be reimbursed by the Israeli Government. (See note 8)

(2)	On December 29, 2005, the Company borrowed $22,523 at an interest rate of 4%. This loan is payable in 12 monthly payments commencing on January 28, 2006. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of this loan was $11,262.

On December 28, 2005, the Company borrowed $33,784 at an interest rate of 7.75%. This loan will be paid in one payment on December 7, 2006. As of June 30, 2006, the balance of this loan was $35,047.

On December 7, 2005, the Company borrowed $191,441 at an interest rate of 7.3%. This loan will be paid in one payment on December 7, 2006. As of June 30, 2006, the balance of the loan was $192,322.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

On April 26, 2006, the Company borrowed $225,225 at an interest rate of 7.5%. This loan will be paid in one payment on July 26, 2006. As of June 30, 2006, the balance of this loan was $228,230.

On June 29, 2006, the Company borrowed $56,306 at an interest rate of 8.25%. The Loan is due on demand. As of June 30, 2006, the balance of this loan was $56,344.

NOTE 5	LONG-TERM DEBT

On December 24, 2003, the Company borrowed $388,216 at an interest rate of 7%. This loan is payable in 60 monthly payments commencing on January 24, 2004. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of this loan was $191,651, of which $76,576 was included in the current portion of long-term debt.

On May 31, 2004, the Company entered into two loan agreements of $92,850 each at an interest rate of 7.02%. These loans are payable in 56 monthly payments commencing on June 1, 2004. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006 the total balance of these loans was $106,718 of which $36,757, was included in the current portion of long-term debt.

On April 18, 2005, the Company borrowed $21,909 at an interest rate of 5% linked to Israeli Consumer Price Index (“C.P.I”). This loan is payable in 48 monthly payments commencing on May 21, 2005. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of this loan was $16,595, of which $5,576 was included in the current portion of long-term debt.

On April 18, 2005, the Company borrowed $29,502 at an interest rate of 5% linked to Israeli C.P.I. The loan is payable in 48 monthly payments commencing May 21, 2005 Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of the loan was $22,345, of which $7,688 was included in the current portion of long-term debt.

On July 29, 2005, the Company borrowed $543,125 at an interest rate of 6% linked to Israeli C.P.I. This loan is payable in 24 monthly payments commencing on August 29. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of this loan was $313,542, of which $288,512 was included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

On July 31, 2005, the Company borrowed $434,500 at an interest rate of 6.25% linked to Israeli C.P.I. This loan is payable in 34 monthly payments commencing on August 31, 2005. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of this loan was $250,729, of which $230,809 was included in the current portion of long-term debt.

On December 29, 2005, the Company borrowed $21,725 at an interest rate of 6.5% linked to Israeli C.P.I. This loan is payable in 36 monthly payments commencing on January 28, 2005. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of the loan was $19,193, of which $7,277 was included in the current portion of long-term debt.

On May 24, 2006, the Company borrowed $177,180 at an interest rate of 7.75% linked to Israeli C.P.I. This loan is payable in 36 monthly payments commencing on June 24, 2006. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of this loan was $175,982, of which $55,843 was included in the current portion of long-term debt.

On April 10, 2006, the Company borrowed $443,450 at an interest rate of 8.15% linked to Israeli C.P.I. This loan is payable in 60 monthly payments commencing on May 10, 2006. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of the loan was $440,057, of which $73,784 was included in the current portion of long-term debt.

On May 17, 2006, the Company borrowed $37,071 at an interest rate of 6.25% linked to Israeli C.P.I. This loan is payable in 48 monthly payments commencing on June 10, 2006. Each payment consists of a fixed amount of principal and accrued interest. As of June 30, 2006, the balance of this loan was $36,389, of which $8,464 was included in the current portion of long-term debt.

On May 23, 2006, the Company borrowed $198,155 at an interest rate of 8.5% linked to Israeli C.P.I. This loan is payable in 36 monthly payments commencing on June 23, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of June 30, 2006, the balance of this loan was $197,394, of which $67,568 was included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

On February 28, 2005, the Company acquired all the outstanding shares of Owen Mills Company for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in common stock of the Company, both of which are to be paid over five years. As of June 30, 2006 the balance of the note was $131,347, of which $40,000 was included in the current portion of long term debt.

All of the Company’s long-term debt is collateralized by a floating guarantee on essentially all of the Company’s assets.

NOTE 6	SECURITIES PURCHASE AGREEMENT

On June 15, 2005, the Company executed a Securities Purchase Agreement (the “Agreement”) with a group of investors for a $1.1 million private placement of its common stock. Pursuant to the Agreement, the Company agreed to issue 1,833,334 shares of its common stock to the investors at a price of $0.60 per share. The Company also agreed to issue the investors 365,000 warrants to purchase its common stock at an exercise price of $0.94 share, exercisable until June 30, 2007, and 182,500 warrants at an exercise price of $2.40 per share, exercisable until June 30, 2010. The Agreement also provided for the issuance by the Company to the investors of an additional 1,368,191 shares of its common stock, on June 16, 2006, as a result of a decrease in the Company’s share price from $0.60 per share.

In addition, the Company agreed to issue 82,133 shares of its common stock, as well as 60,000 warrants at an exercise price of $0.94 (exercisable until June 30, 2007) and 20,000 warrants at an exercise price of $2.40 per share (exercisable until June 30, 2010) as a finder’s fee for services provided in connection with the transaction.

The agreement also provides for liquidated damage payments after the Registration Statement has been declared effective by the SEC if sales of all of the registrable securities required to be included in such Registration Statement cannot be made pursuant to such Registration Statement. In such event, the Company is required to pay each holder of such registrable securities an amount in cash equal to 5% (five percent) per calendar month or portion thereof of the aggregate share purchase price paid by the holder. The maximum amount of cash payable for such liquidated damages is $300,000.

The Company accounted for the warrants issued based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (“EITF”) No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own stock. Accordingly, the warrants are treated as derivatives and classified as a liability.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

The Company allocated the proceeds from the private placement of $1.1 millions between the common stock and the warrants based upon the fair value of the warrants at the transaction date using the Black-Scholes pricing model. This resulted in a liability being recorded at the transaction date for the warrants of $171,597.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

The warrants are recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expenses). For the six months ended June 30, 2006 the fair value adjustment resulted in a gain of $38,360.

NOTE 7	SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

A.	Sales and Income from Operations:

	Civilian	Military
	Local	Local	Export	Consolidated

For the six months ended June
30, 2006
Revenue from sales	$1,640,189	$1,116,121	$908,088	$3,664,398
Loss from operations	(374,279)	(180,384)	(143,517)	(698,180)
For the six months ended
June 30, 2005
Revenue from sales	$1,158,790	$1,717,138	$4,716,243	$7,592,171
Income from operations	68,521	160,034	264,155	492,710

B.	Revenues from Sales to Single Customers Exceeding 10% of Sales:

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Customer A (Military Export)	$--	$1,172,166
Customer B (Military Export)	--	796,831
Customer C (Military Local)	860,682	1,138,100

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8	COMMITMENTS AND CONTINGENCIES

A.	Contingencies

The Company has an employment agreement with the President of the Company, pursuant to which the President is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002. The President, at his option, may receive shares of common stock in lieu of cash. For the year ended December 31, 2004, the President was entitled to bonus compensation in the amount of $21,102, or 42,204 shares of the Company’s common stock in lieu of such compensation (having a fair value of $48,957), which was accrued and included in other current liabilities and subsequently paid in 2005. For the six months ended June 30, 2006, there was no bonus due to the President of the Company.

B.	Other Matters

Export Erez Ltd. and Mayotex Ltd., received a notification of audit from the Israeli Internal Revenue Service for the years ended December 31, 2002, 2003, and 2004. The audit is in the initial stage and the Company is unable to determine, what effect, if any, the audit will have on the consolidated financial statements.

C.	Former Operations in Gaza Strip

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)

The Company incurred $217,477 in costs related to the evacuation of its facilities located in the Erez Industrial Zone in the Gaza Strip, which includes $89,612 in moving expenses and $127,865, of net book value for the building that was abandoned. The Company believes that it will be reimbursed in full for all costs related to the evacuation as well as the fair market value of the abandoned facilities in the Erez Industrial Zone. As a result, the Company has reclassified the net book value of the abandoned assets as well as the evacuation costs to a receivable from the State of Israel in the amount of $217,447 which is included in Other Current Assets in the Consolidated Balance Sheet at June 30, 2006 and December 31, 2005.

Since the Company believes that it will be reimbursed for the fair market value of the abandoned building, there is a potential gain contingency that will be recorded when and if realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results ofOperations

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

        Revenues and Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon our historical experience, we have not established a reserve at June 30, 2006 and June 30, 2005. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warrant expenses our financial position and results of operations may change materially.

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

Material Trends

        Local Military Market. The Israeli Military defense budget has been subject to reductions since the second half of 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level in 2004 and 2005. The trend worsened in the first six months of 2006. In 2005 and in the first six months of 2006 sales to the Israeli Ministry of Defense were $2,099,918 and $860,667, accounting for 18.3% and 23.5% of our sales.

        In the second half of 2005, the Israeli Government evacuated the Gaza strip. As a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces, or IDF, have indicated that they will slightly reduce their manpower and that equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In addition, as a result of the war between Israel and the Hezbollah in Lebanon, which started in July 2006, many Israeli reserve forces were activated, and a large amount of stored equipment was removed from dry-storage compartments and mobilized. In light of this situation, we believe that our local military business will grow as a result of an increase in the demand for our dry storage systems products and other military gear. However, we expect such increase to be reflected mainly in the forth quarter of 2006.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2005 and in the first six months of 2006, we had sales of $1,251,611 and $248,587 in North America, sales of $882,440 and $291,857 in South America and sales of $3,532,161 and $504,444, in Europe, respectively. The decline in sales is primarily attributable to the general decline in sales of bullet-resistant vests.

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

        Under the NIJ Interim Requirements, any body armor model that was found by NIJ to be compliant with NIJ Standard 0101.04 prior to the effective date of NIJ Interim Requirements must, in order to comply with NIJ Interim Requirements, obtain from NIJ a notice of compliance by, among other things, submitting to NIJ either: (i) evidence that demonstrates to the satisfaction of NIJ that the body armor model will maintain ballistic performance over its declared warranty period; or (ii) a written certification (the sufficiency of which will be determined by NIJ) that the model contains no material listed in an NIJ Body Armor Standard Advisory Notice in effect at the time of submission.

        As a result of these developments, legal proceedings were filed against certain U.S. based manufacturers. In addition, certain major U.S. based manufacturers initiated exchange and upgrade programs for bullet-resistant vests resulting in increased expenses. These developments caused a general decline in sales of bullet-resistant vests.

        Our products do not contain Zylon®. In accordance with the American NIJ Interim Requirements, we intend to apply to the American NIJ to obtain a notice of compliance with the NIJ Requirements with respect to our products that were previously found by the American NIJ to be compliant with the American NIJ Standard 0101.04, as soon as final regulations will be published by them.

        As a result of the above, there is a general decline in sales of bullet-resistant vests in our markets, which have affected our sales of bullet-resistant vests and our results of operations since the last half of 2005. We expect that our export military business will continue to suffer in 2006, but that the trend will reverse thereafter.

        Local Civilian Market. Our product range to the civilian market is diversified. In 2004 and 2005, our local market business grew as a result of the improvement of the economic situation in Israel. We expect a modest increase in this market in 2006 and in the future.

        Gross Profit Margins. Our pricing policy, although slightly different for each product, is based on our existing overall gross margin. We do not expect a material change in our gross profit margins in the foreseeable in future.

        Backlog. We had approximately $2.45 million of unfilled customer orders at June 30, 2006, out of which approximately $890,000 was attributable to orders from military customers in South America, approximately $550,000 was attributable to the U.S. civilian market, approximately $368,000 was attributable to the local civilian market, approximately $293,000 million was attributable to the Israeli military, approximately $210,000 was attributable to orders from Europe, Asia and Africa and approximately $145,000 was attributable to orders from Australia.

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

        During the second half of 2004, we prepared for the eventual evacuation by merging some of our existing production facilities. We moved one of our “light cut and sew” operations to Sderot and some of our webbing equipment to Nazareth.

        At June 30, 2006 we recorded a receivable in the amount of $217,447, which represents costs incurred related to the evacuation of the Erez Industrial Zone, which according to the “Evacuation Law” are recoverable from the State of Israel. Of theses costs, $127,865 represents the net book value of the facilities abandoned and $89,612 represents all other moving costs. In February 2006, three of our subsidiaries, Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. filed a claim for compensation pursuant to the Evacuation Compensation Law. We cannot provide any assurance that the claim, which substantially exceeded the amount of our receivable, will be approved in full, or to what extent, or when the compensation will be paid.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Results of Operations

        Net Revenues and Gross Profit Margin. Net revenues for the three months ended June 30, 2006 decreased to $1,831,027 from $3,907,691 in the same period in 2005, a decrease of 53.2%. The decrease is primarily attributable to the decrease in export sales, resulting mainly from the general decline in sales of bullet-resistant vests and from a reduction in sales to the IDF, due to the reduction of the IDF budget for 2006. The decrease in sales of bullet-resistant vests is due to the failure of the relatively new Zylon®-based body armor vest, and the uncertainty with respect to the future requirements of the American NIJ for certifying new bullet-resistant vests. In the three months ended June 30, 2006, Export Erez, Achidatex, and Owen Mills accounted for $980,245 or 53.5%, $646,805 or 35.3%, and $203,977 or 11.2% of our revenues, respectively. In the three months ended June 30, 2005 Export Erez, Achidatex and Owen Mills accounted for $2,189,968 or 56.0%, $1,438,633 or 36.9% and $279,090 or 7.1% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the three months ended June 30, 2006 and 2005.

	Three months ended June 30,
	2006	2005

Sales to the local civilian market	$844,759	$663,770
Sales to the local military market	575,348	1,135,671
Export military sales	410,920	2,072,250

Total	$1,831,027	$3,871,691

        Gross profit for the three months ended June 30, 2006 was $217,644 compared to $1,174,470 for the same period in 2005. This decrease in gross profit is principally attributable to the decrease in our sales in the second quarter of 2006. In the three months ended June 30, 2006 Export Erez, Achidatex and Owen Mills accounted for 97.4%, 0% and 2.6%, of our gross profit, respectively. In the three months ended June 30, 2005 Export Erez, Achidatex and Owen Mills accounted for 44.5%, 51.0% and 4.5%, of our gross profit, respectively.

        Selling Expenses. Selling expenses for the three months ended June 30, 2006 decreased to $82,386 from $234,729 for the same the same period in 2005. The decrease in our selling expenses was attributable to the decrease in export sales which resulted in lower sales commissions. Export Erez’s selling expenses for the three months ended June 30, 2006 were$60,318 compared to $51,664for the three months ended June 30, 2005. Achidatex’s selling expenses for the three months ended June 30, 2006 were $18,438 compared to $183,065 for the three months ended June 30, 2005. Owen Mills selling expenses for the three months ended June 30, 2006 were $3,630. Owen Mills did not record any selling expense for the three months ended June 30, 2005.

        General and Administrative Expenses. General and administrative expenses for three months ended June 30, 2006 increased to $612,397 from $560,951 for the same period in 2005, mainly as a result of increase in auditing and legal fees.

        Financial Expenses. We had financial expenses, net of $150,708 for the three months ended June 30, 2006 as compared to income of $8,732 for the same period in 2005. This increase is mainly attributable to the decrease in the exchange rate between the U.S. dollar and the NIS and an increase in the prevailing interest rate in Israel.

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed a with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants were recorded at fair value, based on the Black-Scholes pricing model, and will be revalued each reporting period with the change in fair value recorded as other income (expenses). For the three months ended June 30, 2006, the fair value adjustment resulted in a gain of $9,142.

        Other Expenses, Net. We had other expense, net for the three months ended June 30, 2006 of $16,199 as compared to other expense of $15,514 for the same period in 2005. The other expenses in 2006 is attributable to realized and unrealized gains from our sale of securities.

        Income Tax Expense (Benefit). Our income tax benefit for the three months ended June 30, 2006 was $18,686 as compared to a tax expense of $133,015 for the comparable period in 2005. As an Israeli taxpayer, we are unable to include the losses of Owen Mills in our consolidated income tax filings in Israel. Export Erez’s income tax expense for the three months ended June 30, 2006 was $3,482 compared to income tax expense of $57,397 for the three months ended June 30, 2005. Achidatex’s income tax benefit for the three months ended June 30, 2006 was $22,168 compared to a tax expense of $65,801 for the three months ended June 30, 2005. Defense Industries did not have any tax expenses for the three months ended June 30, 2006 compared to a tax expense of $9,816 for the three months ended June 30, 2005. Owen Mills’ did not have any tax expenses for the three months ended June 30, 2006 or the three months ended June 30, 2005.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended June 30, 2006, we recognized and recorded minority share in our loss of $67,082 compared with the minority share in our profit of $33,880 for the three months ended June 30, 2005.

        Net Income (Loss). In the three months ended June 30, 2006 we had a net loss of $549,136 as compared to net income of $205,113 for the three months ended June 30, 2005. Export Erez’s net loss for the three months ended June 30, 2006 was $126,706 compared to net income of $138,090 for the three months ended June 30, 2005. Achidatex’s net loss for the three months ended June 30, 2006 was $248,452 compared to net income of $71,241 for the three months ended June 30, 2005. Owen Mills’ net loss for the three months ended June 30, 2006 was $76,292 compared to $25,992 for the three months ended June 30, 2005. Defense Industries’ net loss for the three months ended June 30, 2006 was $97,686 compared to net income of $21,774 for the three months ended June 30, 2005.

        Other Comprehensive Income (Loss). We had other comprehensive income, for the three months ended June 30, 2006 of $179,516 as compared to other comprehensive loss of $123,890 for the three months ended June 30, 2005. This income is principally attributable to the decrease of the exchange rate of U.S. dollar against the NIS.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Results of Operations

        Net Revenues and Gross Profit Margin. Net revenues for the six months ended June 30, 2006 decreased to $3,664,398 from $7,592,171 in the same period in 2005, a decrease of 51.7%. The decrease is primarily attributable to the decrease in export sales, resulting mainly from the general decline in sales of bullet-resistant vests and from reduction in sales to the IDF, due to the reduction of the IDF budget for 2006. The decrease in sales of bullet-resistant vests is due to the failure of the relatively new Zylon®-based body armor vest, and the uncertainty with respect to the future requirements of the American NIJ for certifying new bullet-resistant vests. In the six months ended June 30, 2006, Export Erez, Achidatex and Owen Mills accounted for $1,876,763 or 51.2%, $1,329,302 or 36.3% and $458,333 or 12.5% of our revenues, respectively. In the six months ended June 30, 2005 Export Erez, Achidatex and Owen Mills accounted for $3,814,491 or 50.2, $3,416,477 or 45.0% and $361,203 or 4.8% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,
	2006	2005

Sales to the local civilian market	$1,640,189	$1,158,790
Sales to the local military market	1,116,121	1,717,138
Export military sales	908,088	4,716,243

Total	$3,664,398	$7,592,171

        The Israeli Military defense budget has been subject to reductions since the second half of 2003. As a result, the demand for our products declined. In the first six months of 2006 this trend continued and worsened. The decline in export military sales is primarily attributable to the general decline in sales of bullet-resistant vests.

        Gross profit for the six months ended June 30, 2006 was $526,542 compared to $1,829,567 for the same period in 2005. This decrease in gross profit is principally attributable to the decrease in our sales in the first two quarters of 2006. In the six months ended June 30, 2006 Export Erez, Achidatex, and Owen Mills accounted for 76.1%, 13.6% and 10.3%, of our gross profit, respectively. In the six months ended June 30, 2005 Export Erez, Achidatex and Owen Mills accounted for 44.2%, 52.1% and 3.7%, of our gross profit, respectively.

        Selling Expenses. Selling expenses for the six months ended June 30, 2006 decreased to $218,075 from $378,810 for the same the same period in 2005. The decrease in our selling expenses was attributable to the decrease in export sales, which resulted in lower selling commissions. Export Erez’s selling expenses for the six months ended June 30, 2006 were $105,818 compared to $106,173 for the six months ended June 30, 2005. Achidatex’s selling expenses for the six months ended June 30, 2006 were $106,585 compared to $272,637 for the six months ended June 30, 2005. Owen Mills selling expenses for the six months ended June 30, 2006 were $5,672. Owen Mills did not record any selling expense for the six months ended June 30, 2005.

        General and Administrative Expenses. General and administrative expenses for six months ended June 30, 2006 increased to $1,006,647 from $958,047 for the same period in 2005, mainly as a result of an increase in auditing and legal fees.

        Financial Expenses. We had financial expenses, net of $158,091 for the six months ended June 30, 2006 as compared to financial expenses, net of $35,437 for the same period in 2005. This increase is mainly attributable to the decrease in the exchange rate between the U.S. dollar and the NIS and the increase in the prevailing interest rate in Israel.

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed a with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants were recorded at fair value, based on the Black-Scholes pricing model, and will be revalued each reporting period with the change in fair value recorded as other income (expenses). For the six months ended June 30, 2006, the fair value adjustment resulted in a gain of $38,360.

        Other Income, Net. We had other income, net for the six months ended June 30, 2006 of $14,089 as compared to other income of $64,712 for the same period in 2005. The other income in 2006 is attributable to realized and unrealized gains from our sale of securities.

        Income Tax Expense (Benefit). Our income tax benefit for the six months ended June 30, 2006 was $3,464 as compared to a tax expense of $182,029 for the comparable period in 2005. As an Israeli tax payer, we are unable to include the losses of Owen Mills in our consolidated income tax filings in Israel. Export Erez’s income tax expense for the six months ended June 30, 2006 was $16,983 compared to income tax expense of $80,466 for the six months ended June 30, 2005. Achidatex’s income tax benefit for the six months ended June 30, 2006 was $21,247 compared to tax expense of $100,452 for the six months ended June 30, 2005. Defense Industries did not have any tax expenses for the six months ended June 30, 2006 compared to a tax income of $1,111 for the six months ended June 30, 2005. Owen Mills’ income tax expense for the six months ended June 30, 2006 was $800. Owen Mills did not record any tax expense for the six months ended June 30, 2005.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the six months ended June 30, 2006, we recognized and recorded minority share in our loss of $95,212 compared with the minority share in our profit of $51,605 for the six months ended June 30, 2005.

        Net Income (Loss). In the six months ended June 30, 2006 we had a net loss of $705,146 as compared to net income of $288,351 for the six months ended June 30, 2005. Export Erez’s net loss for the six months ended June 30, 2006 was $140,927 compared to net income of $226,026 for the six months ended June 30, 2005. Achidatex’s net loss for the six months ended June 30, 2006 was $373,555 compared to net income of $91,344 for the six months ended June 30, 2005. Owen Mills’ net loss for the six months ended June 30, 2006 was $120,029 compared to $35,317 for the six months ended June 30, 2005. Defense’ net loss for the six months ended June 30, 2006 was $70,635 compared to net income of $6,298 for the six months ended June 30, 2005.

        Other Comprehensive Income (Loss). We had other comprehensive income, for the six months ended June 30, 2006 of $119,705 as compared to other comprehensive loss of $148,495 for the six months ended June 30, 2005. This income is principally attributable to the decrease of the exchange rate of the U.S. dollar against the NIS.

Liquidity and Capital Resources

        As of June 30, 2006, we had $1,280,352 in cash and cash equivalents, $754,947 in marketable securities and working capital of $4,258,674 as compared to $743,480 in cash and cash equivalents, $739,339 in marketable securities and $4,618,405 in working capital at December 31, 2005. The decrease in working capital is mainly due to the increase in short term debt, and our loses in 2006.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2006	2005

Net cash provided by (used in) operating activities	$(847,477)	$89,811
Net cash provided by (used in) investing activities	(159,169)	(330,125)
Net cash provided by financing activities	575,075	709,211
Effect of exchange rate changes on cash and cash equivalents	129,956	(230,430)
Increase (decrease) in cash and cash equivalents	(301,615)	238,467
Cash and cash equivalents at the beginning of the period	1,581,967	505,013

Cash and cash equivalents at the end of the period	$1,280,352	$743,480

        Net cash used in operating activities was $847,477 for the six months ended June 30, 2006 as compared to $89,811 provided from operating activities for the same period in 2005. This was primarily attributable to a net loss of $705,146 in this period, a $174,780 increase in inventory and a decrease in accounts receivable of $135,235 and $95,212 minority share in our loss, which was offset by an increase in accounts payable of $53,521 and depreciation costs of $211,669.

        Net cash used in investing activities was $159,169 for the six months ended June 30, 2006 as compared to $330,125 in the six months ended June 30, 2005. During the six months ended June 30, 2006, $158,736 (net of sales of fixed assets) was used to purchase fixed assets, while $18,589 (net of purchases of trading securities) was provided from sales of our trading securities, and $19,022 was used for the payment to employee retirement funds in respect to employee rights upon retirement.

        Net cash provided by financing activities was $575,075 for the six months ended June 30, 2006 as compared to $709,211 in the six months ended June 30, 2005. During the six months ended June 30, 2006, we increased our short-term debt by $256,096, and our long-term debt by $318,979.

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

        The Company has not granted stock options to purchase shares of its common stock for employee services currently or in the year ended December 31, 2005. Accordingly, the Company’s Condensed Consolidated Financial Statements do not include any stock based compensation expense for the three months ended June 30, 2006 and is not required to disclose proforma stock based compensation expense for the three months ended June 30, 2005, nor does the Company have any unvested deferred compensation that must be amortized over any vesting periods.

        In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

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

        During 2005, the NIS devalued approximately 6.85% against the dollar. In the second quarter of 2006 the U.S. dollar devaluated in relation to the NIS by approximately 4.8%. Among the factors contributing to the devaluation were the increase in the interest rate for NIS investments compared to interest rate for U.S. dollar investments. The inflation rate in Israel was approximately 0.96% for the three months ended June 30, 2006 compared to an annual inflation rate of 2.38% in 2005.

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

        We did not enter into any foreign exchange contracts in 2005 or the first six months of 2006.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of June 30, 2006.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$1,901,936	$898,854	$786,407	$216,675	--
Capital (finance) lease
obligations	--	--	--	--	--
Operating lease obligations	775,267	333,340	441,927	--	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities
reflected on the Company's
balance sheet under U.S.
GAAP	--	--	--	--

Total	$2,677,203	$1,232,194	$1,228,334	$216,675	--

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

        Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-QSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, the weaknesses in effectiveness of our disclosure controls and procedures which were previously identified in “Controls and Procedures ” included in Item 8A of our Amended Annual Report on Form 10-KSB for the year ended December 31, 2005 and in Item 3 of our Quarterly Report on Form 10-QSB for the three months ended March 31, 2006 have been remediated. Accordingly, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was made known to them by others within the company, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

        There were no changes to our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On February 28, 2005, we acquired all of the outstanding shares of Owen Mills, a company specializing in military and industrial sewing of marine and ballistic fabric products. Pursuant to the terms of the securities purchase agreement, we purchased all of the outstanding stock of Owen Mills in consideration for $200,000 and shares of our common stock having a value of $200,000, based on the average closing price per share of our common stock for the ten trading days preceding the issuance of such shares. Under the agreement the aggregate consideration of $400,000 will be paid by us as follows: (i) $3,333.33 each month commencing on June 30, 2005 and thereafter on the last business day of each successive month until the we have paid $200,000 to the former shareholder of Owen Mills; (ii) $40,000 in the form of shares of our common stock payable shortly after the closing of the transaction; and (iii) $160,000 in the form of shares of our common stock to be issued in four installments beginning on the last business day in February 2006 and on the anniversary of such date for the following three years. In accordance with the agreement, we issued on April 27, 2005, and on April 3, 2006, 36,463 shares and 123,077 shares of our common stock respectively, each issuance having market value of $40,000.

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

Date: August 18, 2006