Form 10QSB
period 2006-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2006-11-14
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

Commission file number: 1-9009

Defense Industries International, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1421483

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of November 14, 2006 the Issuer had 28,793,198 shares of Common Stock, $.0001 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$1,485,754	$1,581,967
Accounts receivable, net of allowance for doubtful accounts
of $180,984 and $133,631, respectively	2,988,383	1,669,808
Accounts receivable - related parties, net of allowance for doubtful accounts of
$101,192 and $95,489, respectively	263,229	320,250
Inventories	2,994,787	2,921,998
Trading securities	778,966	739,339
Deferred taxes	109,948	72,255
Other current assets	661,679	646,731

Total Current Assets	9,282,746	7,952,348

PROPERTY, PLANT AND EQUIPMENT, NET	2,254,958	2,270,455

OTHER ASSETS
Funds in respect of employee rights upon retirement	419,422	382,988
Deferred taxes, long-term	---	10,119
Intangible assets, net	93,975	102,499

Total Other Assets	513,397	495,606

TOTAL ASSETS	$12,051,101	$10,718,409

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2006 (Unaudited)	December 31, 2005

CURRENT LIABILITIES
Accounts payable	$1,730,158	$983,253
Short-term debt	1,372,525	961,738
Current portion of long-term debts	851,303	834,397
Common stock to be issued	40,000	40,000
Embedded derivatives at fair value	87,401	---
Other current liabilities	578,416	514,555

Total Current Liabilities	4,659,803	3,333,943

LONG-TERM LIABILITIES
Long-term portion of debts	909,777	712,940
Liability for employee rights upon retirement	319,655	272,190
Common stock to be issued	80,000	120,000
Embedded derivatives at fair value	73,000	166,777
Minority interest	894,619	889,086

Total long-term Liabilities	2,277,051	2,160,993

TOTAL LIABILITIES	6,936,854	5,494,936

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none issued and
outstanding	--	--
Common stock, $.0001 par value, 250,000,000 shares authorized, 28,793,198 and
27,301,930 issued and outstanding respectively	2,879	2,730
Additional paid-in capital	2,552,738	2,512,887
Retained earnings	2,692,155	3,122,243
Accumulated other comprehensive loss	(133,525)	(414,387)

Total Shareholders' Equity	5,114,247	5,223,473

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,051,101	$10,718,409

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

NET REVENUES	$3,547,956	$1,992,642	$7,212,354	$9,584,813

COST OF SALES	2,351,766	1,461,237	5,489,622	7,223,841

GROSS PROFIT	1,196,190	531,405	1,722,732	2,360,972

OPERATING EXPENSES
Selling	196,831	224,941	414,906	603,751
General and administrative	523,557	431,620	1,530,204	1,389,667

Total Operating Expenses	720,388	656,561	1,945,110	1,993,418

INCOME (LOSS) FROM OPERATIONS	475,802	(125,156)	(222,378)	367,554

OTHER INCOME (EXPENSES)
Financial income (expenses), net	(95,046)	(11,286)	(253,137)	(46,723)
Gain (loss) on fair value adjustment to embedded
derivatives	(31,984)	---	6,376	---
Other income, net	18,077	39,763	32,166	104,475

Total Other Income (Expenses)	(108,953)	28,477	(214,595)	57,752

INCOME (LOSS) BEFORE INCOME TAXES	366,849	(96,679)	(436,973)	425,306

Income tax (expenses) benefit	(23,774)	28,569	(20,310)	(153,460)

Income (loss) before minority interest	343,075	(68,110)	(457,283)	271,846

Minority interest (income) loss	(68,017)	12,568	27,195	(39,037)

NET INCOME (LOSS)	275,058	(55,542)	(430,088)	232,809

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss), net of
minority interest portion	119,839	(8,145)	280,862	(242,712)

Other comprehensive income (loss) before tax	119,839	(8,145)	280,862	(242,712)
Income tax (expenses) benefit related to items of
other comprehensive income (loss)	57,030	2,994	115,548	89,066

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	62,809	(5,151)	165,314	(153,646)

COMPREHENSIVE INCOME (LOSS)	$333,867	$(60,693)	$(264,774)	$79,163

Net income (loss) per share - basic and diluted	$0.01	$(0.01)	$(0.01)	$0.01

Weighted average number of shares outstanding -
basic and diluted	28,793,108	25,386,463	27,935,109	25,370,970

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

CASH FLOWS USED IN OPERATING ACTIVITIES:\
Net (loss) income	$(430,088)	$232,809
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	331,422	261,571
Gain from sale of property, plant and equipment	(5,865)	(21,591)
Provision for doubtful accounts	53,056	26,273
Deferred private placement cost	---	(82,884)
Gain on fair value adjustment to embedded derivatives	(6,376)	-
Net realized and unrealized gain on trading securities	(16,485)	-
Minority interest in income (loss) of subsidiary	(27,195)	39,037
Increase in deferred taxes	(22,187)	(862)
(Increase) decrease in accounts receivable	(1,196,802)	301,559
Increase in other assets	26,087	85,185
Decrease in inventories	103,280	443,842
Increase (decrease) in accounts payable	683,957	(563,581)
Decrease in other liabilities	(28,545)	(151,998)
Increase (decrease) in liability for employee rights upon retirement	29,666	(53,042)

Net Cash (used in) provided by Operating Activities	(506,075)	516,318

CASH FLOWS USED IN INVESTING ACTIVITIES:
(Increase) decrease in funds in respect of employee rights upon retirement	(11,390)	66,264
Purchases of property, plant and equipment	(227,766)	(517,761)
Proceeds from sale of property, plant and equipment	19,577	26,592
Proceeds from sale of trading securities	601,542	599,268
Cash acquired in acquisition of Own Mills	---	20,415
Purchases of trading securities	(572,954)	(537,558)

Net Cash used in Investing Activities	(190,991)	(342,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	360,142	(121,175)
Deferred private placement costs	-	(130,000)
Repayments of long-term debt	(746,046)	(773,748)
Proceeds from long term loan	883,310	1,067,558

Net Cash provided by Financing Activities	497,406	42,635

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	103,447	(64,259)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(96,213)	151,914

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,581,967	505,013

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,485,754	$656,927

INTEREST PAID	$132,942	$66,304

TAXES PAID	$75,271	$120,544

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTION AND INVESTING ACTIVITIES:

On February 28, 2005, the Company acquired all the outstanding shares of Owen Mills for an aggregate amount of $351,986, see Note 2.

The following represents the fair value of assets acquired, net of liabilities assumed at the acquisition date:

Assets:

Accounts receivable - net	$232,224
Other current assets	3,865
Property, plant and equipment	140,380
Inventories	179,306
Goodwill	80,900

Total assets acquired	636,675

Liabilities:
Accounts payable	30,973
Loans	253,716

Total liabilities assumed	284,689

$351,986

On February 28, 2006, the Company issued 123,077 shares of its common stock having a fair value of $40,000 at the date of issuance to the former shareholders of Owen Mills, pursuant to the acquisition agreement.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of September 30, 2006 and for the three and nine month periods then ended (“the Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2005.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the nine months period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2005 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The Interim Financial Statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd. Dragonwear Trading Ltd. its 76% owned subsidiary Achidatex Nazareth Elite for all periods presented and Owen Mills since February 28, 2005 (the acquisition date) (collectively, the “Company”). The minority interest represents the minority shareholders’ proportionate share of Achidatex. All intercompany accounts and transactions have been eliminated in consolidation.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal year 2007 annual financial statements.

The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on the financial statements; the impact is not expected to be material.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. The Company is currently assessing the potential impact that the adoption of SFAS No. 158 will have on its financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for periods beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements, the impact is not expected to be material.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43". EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for periods beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The Company is currently evaluating the financial impact of this guidance and the method of adoption that will be used.

NOTE 2	BUSINESS COMBINATION

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products; for a consideration of $400,000, consisting of $200,000 note payable and shares of the Company’s common stock having a value of $200,000, based on the average closing price per share of the Company’s common stock for the ten trading days preceding the issuance of such shares. The Company will pay the $400,000 of consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until Buyer has paid Seller a total of $200,000; the present value of the payments is $172,401 (ii) $40,000 in the form shares of common stock of the Company payable within fifteen (15) business days from the date of the Agreement; and (iii) $40,000 in the form of Company stock paid to the Seller on each of the last business days of February 2006, February 2007, February 2008, and of February 2009. The Company acquired assets totaling $636,675and assumed liabilities of $284,689.

The following table reflects the unaudited pro forma combined results of operations for the nine months ended September 30, 2005, assuming the acquisition had occurred at the beginning of 2005.

For the Nine Months ended September 30, 2005

Revenue	$9,754,393

Net income	231,052

Net income per share - basic and diluted	0.01

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 3	INVENTORIES

Consist of:

	September 30, 2006	December 31, 2005

Raw materials	$1,728,565	$1,815,021
Work in progress	562,318	592,751
Finished goods	703,904	514,226

	$2,994,787	$2,921,998

NOTE 4	SHORT-TERM DEBT

Consist of:

	Interest Rates	September 30, 2006	December 31, 2005

Bank credit (1)	7% - 12%	$627,332	$501,793
Short-term bank loans (2)	6% - 7.5%	745,193	459,945

		$1,372,525	$961,738

(1)	The revolving credit facility is due on demand.

The revolving credit facility is utilized for the operational activities of the Company and for the costs associated with the evacuation from the Gaza Industrial Zone. The Company anticipates that the expenses related to its evacuation from the Gaza Strip will be reimbursed by the Israeli Government. (See note 8)

(2)	On December 29, 2005, the Company borrowed $22,523 at an interest rate of 4%.

This loan is payable in 12 monthly payments commencing on January 28, 2006. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of this loan was $7,781.

On December 28, 2005, the Company borrowed $33,784 at an interest rate of 7.75%. This loan will be paid in one payment on December 7, 2006. As of September 30, 2006, the balance of this loan was $36,867.

On December 7, 2005, the Company borrowed $191,441 at an interest rate of 7.3%. This loan will be paid in one payment on December 7, 2006. As of September 30, 2006, the balance of this loan was $198,491.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

On April 26, 2006, the Company borrowed $225,225 at an interest rate of 7.5%. This loan will be paid in one payment on July 26, 2006. As of September 30, 2006, the balance of this loan was $235,704

On September 22, 2006, the Company borrowed $116,225 at an interest rate of 8.25%. The Loan is due on demand. As of September 30, 2006, the balance of this loan was $116,349.

NOTE 5	LONG-TERM DEBT

On December 24, 2003, the Company borrowed $388,216 at an interest rate of 7%. This loan is payable in 60 monthly payments commencing on January 24, 2004. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of this loan was $178,050, of which $79,032 was included in the current portion of long-term debt.

On May 31, 2004, the Company entered into two loan agreements of $92,850 each at an interest rate of 7.02%. These loans are payable in 56 monthly payments commencing on June 1, 2004. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006 the total balance of these loans was $104,438 of which $41,059, was included in the current portion of long-term debt.

On April 18, 2005, the Company borrowed $21,909 at an interest rate of 5% linked to Israeli Consumer Price Index (“C.P.I”). This loan is payable in 48 monthly payments commencing on May 21, 2005. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of this loan was $15,552, of which $5,827 was included in the current portion of long-term debt.

On April 18, 2005, the Company borrowed $29,502 at an interest rate of 5% linked to Israeli C.P.I. The loan is payable in 48 monthly payments commencing May 21, 2005 Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of the loan was $21,325, of which $7,847 was included in the current portion of long-term debt.

On July 29, 2005, the Company borrowed $543,125 at an interest rate of 6% linked to Israeli C.P.I. This loan is payable in 24 monthly payments commencing on August 29. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of this loan was $250,834, of which $250,834 was included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

On July 31, 2005, the Company borrowed $434,500 at an interest rate of 6.25% linked to Israeli C.P.I. This loan is payable in 34 monthly payments commencing on August 31, 2005. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of this loan was $222,649, of which $200,492 was included in the current portion of long-term debt.

On December 29, 2005, the Company borrowed $21,725 at an interest rate of 6.5% linked to Israeli C.P.I. This loan is payable in 36 monthly payments commencing on January 28, 2005. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of the loan was $17,992, of which $7,623 was included in the current portion of long-term debt.

On May 24, 2006, the Company borrowed $177,180 at an interest rate of 7.75% linked to Israeli C.P.I. This loan is payable in 36 monthly payments commencing on June 24, 2006. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of this loan was $167,618, of which $58,758 was included in the current portion of long-term debt.

On April 10, 2006, the Company borrowed $443,450 at an interest rate of 8.15% linked to Israeli C.P.I. This loan is payable in 60 monthly payments commencing on May 10, 2006. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of the loan was $435,028, of which $81,222 was included in the current portion of long-term debt.

On May 17, 2006, the Company borrowed $37,071 at an interest rate of 6.25% linked to Israeli C.P.I. This loan is payable in 48 monthly payments commencing on June 10, 2006. Each payment consists of a fixed amount of principal and accrued interest. As of September 30, 2006, the balance of this loan was $35,424, of which $8,873 was included in the current portion of long-term debt.

On May 23, 2006, the Company borrowed $198,155 at an interest rate of 8.5% linked to Israeli C.P.I. This loan is payable in 36 monthly payments commencing on June 23, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of September 30, 2006, the balance of this loan was $186,189, of which $69,736 was included in the current portion of long-term debt.

On February 28, 2005, the Company acquired all the outstanding shares of Owen Mills Company for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in common stock of the Company, both of which are to be paid over five years. As of September 30, 2006 the balance of the note was $125,981, of which $40,000 was included in the current portion of long-term debt.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

The warrants are recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income (expenses). For the nine months ended September 30, 2006 the fair value adjustment resulted in a gain of $6,376.

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

A.	Sales and Income from Operations:

	Civilian	Military
	Local	Local	Export	Consolidated

For the nine months ended September 30, 2006
Revenue from sales	$3,145,055	$1,516,152	$2,551,147	$7,212,354
Loss from operations	(192,442)	(18,490)	(11,446)	(222,378)
For the nine months ended September 30, 2005
Revenue from sales	$2,065,330	$2,297,837	$5,221,646	$9,584,813
Income from operations	69,941	124,264	173,349	367,554

B.	Revenues from Sales to Single Customers Exceeding 10% of Sales:

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Customer A (Military Export)	$--	$1,172,166
Customer B (Military Export)	--	1,080,958
Customer C (Military Local)	1,400,800	1,718,794

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE 8	COMMITMENTS AND CONTINGENCIES

A.	Contingencies

The Company has an employment agreement with the President of the Company, pursuant to which the President is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002. The President, at his discretion, may receive shares of common stock in lieu of cash. For the year ended December 31, 2004, the President was entitled to bonus compensation in the amount of $21,102, or 42,204 shares of the Company’s common stock in lieu of such compensation (having a fair value of $48,957), which was accrued and included in other current liabilities and subsequently paid in 2005. For the nine months ended September 30, 2006, there was no bonus due to the President of the Company.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

The Company incurred $217,477 in costs related to the evacuation of its facilities located in the Erez Industrial Zone in the Gaza Strip, which includes $89,612 in moving expenses and $127,865, of net book value for the building that was abandoned. The Company believes that it will be reimbursed in full for all costs related to the evacuation as well as the fair market value of the abandoned facilities in the Erez Industrial Zone. As a result, the Company has reclassified the net book value of the abandoned assets as well as the evacuation costs to a receivable from the State of Israel in the amount of $217,477 which is included in Other Current Assets in the Consolidated Balance Sheet at September 30, 2006 and December 31, 2005.

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

        Revenues and Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses. Based upon our historical experience, we have not established any reserves at September 30, 2006 and September 30, 2005. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warrant expenses our financial position and results of operations may change materially.

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

        Our main products include body armor, bomb disposal suits, bullet-resistant vests and jackets, ballistic wall coverings, bullet-resistant ceramic and polyethylene panels, V.I.P. car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products, tents and other camping and travel gear.

Material Trends

        Local Military Market. The Israeli military defense budget has been subject to reductions since the second half of 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level in 2004 and 2005. The trend worsened in the nine month period ended September 30, 2006. However, as a result of the war with Hezbollah in Lebanon in July and August 2006, the Israeli military defense budget is expected to increase significantly in 2007. As of October 2006, the demand for our local military products increased, and we expect to increase our sales to the local military market in the last quarter of 2006. In 2005 and in the nine month period ended September 30, 2006 sales to the Israeli Ministry of Defense, the Israeli police and other local customers were $2,297,837 and $1,516,152, accounting for 23.9% and 21.0% of our sales.

        In the second half of 2005, the Israeli Government evacuated the Gaza Strip. As a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces, or IDF, indicated that they will slightly reduce their manpower and that equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In addition, as a result of the war between Israel and the Hezbollah in Lebanon during July and August 2006, many Israeli reserve forces were activated, and a large amount of stored equipment was removed from dry-storage compartments and mobilized. In light of this situation, we believe that our local military business will grow in 2007 as a result of an increase in the demand for our dry storage systems products and other military gear. As of October 2006, the local military market’s demand for our dry storage products increased, and we expect our sales of these products to the local military market will increase in the last quarter of 2006.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2005 and in the nine month period ended September 30, 2006, we had sales of $1,271,099 and $563,899 in North America, sales of $587,512 and $1,333,776 in South America and sales of $3,219,118 and $651,399, in Europe, respectively. In addition, in the nine month period ended September 31, 2006 we had sales of $371,280 in Australia. The decline in sales is primarily attributable to the general decline in sales of bullet-resistant vests.

        On November 17, 2003, in response to concerns from the law enforcement community, the U.S. Department of Justice announced an initiative to address the reliability of body armor used by law enforcement personnel and to examine the future of bullet-resistant technology and testing. These concerns followed the failure of a relatively new Zylon®-based body armor vest worn by a Pennsylvania police officer. As part of this initiative, the American NIJ, examined Zylon®-based bullet-resistant vests (both new and used) and reviewed the existing process by which bullet-resistant vests are certified. Zylon® (or PBO fiber – poly-p-phenylene benzobisoxazole) is a high-strength organic fiber produced by Toyobo Co., Ltd. On August 24, 2005, the American NIJ released a status report of its examination to the Department of Justice in which the American NIJ announced, among other things, that although the test results do not conclusively prove that all Zylon®-containing body armor models have performance problems, they show that used Zylon®-containing body armor may not provide the intended level of ballistic resistance. The test results also imply that a visual inspection of body armor and its ballistic panels does not indicate whether a particular piece of Zylon®-containing body armor has maintained its ballistic performance. On such date, the American NIJ also issued a Body Armor Standard Advisory Notice advising that it has identified Zylon® as a material that appears to create a risk of death or serious injury as a result of degraded ballistic performance when used in body armor. The American NIJ also introduced the American NIJ 2005 Interim Requirements for Bullet-Resistant Body Armor, or the American NIJ Interim Requirements, modifying and supplementing NIJ Standard 0101.04 (Ballistic Resistance of Personal Body Armor), or the American NIJ Standard 0101.04. Under the NIJ Interim Requirements, any body armor model that was found by NIJ to be compliant with NIJ Standard 0101.04 prior to the effective date of NIJ Interim Requirements must obtain a notice of compliance from the NIJ in order to comply with its Interim Requirements.

        As a result of these developments, legal proceedings were filed against certain U.S. based manufacturers. In addition, certain major U.S. based manufacturers initiated exchange and upgrade programs for bullet-resistant vests resulting in increased expenses.

        Our products do not contain Zylon®. In July 2006 we received a notice of compliance with the American NIJ Interim Requirements with respect to our products that were previously found by the American NIJ to be compliant with the American NIJ Standard 0101.04. We believe that our products will qualify under the final standard to be introduced by the American NIJ in the future.

        As a result of the above, there was a general decline in sales of bullet-resistant vests in our markets, which have affected our sales of bullet-resistant vests and our results of operations since the last half of 2005. However, since the end of September 2006 there was an increase in the demand for our bullet-resistant vests. We expect that our export military business will improve in the last quarter of 2006, and in 2007.

        Local Civilian Market. Our product range to the civilian market is diversified. In 2004 and 2005, our local market business grew as a result of the improvement of the economic situation in Israel. We expect an increase in this market in the last quarter of 2006 and in the future.

        Gross Profit Margins. Our pricing policy, although slightly different for each product, is based on our existing overall gross margin. We do not expect a material change in our gross profit margins in the foreseeable in future.

        Backlog. We had approximately $2.91 million of unfilled customer orders at September 30, 2006 as compared to $3.85 million of unfilled orders at September 30, 2005. Out of the $2.91 million of unfilled customer orders at September 30, 2006, approximately $265,000 was attributable to orders from military customers in South America, approximately $767,000 was attributable to the U.S. civilian market, approximately $341,000 was attributable to the local civilian market, approximately $1.03 million was attributable to the Israeli military, approximately $313,000 was attributable to orders from Europe, Asia and Africa and approximately $200,000 was attributable to orders from Australia.

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

        At September 30, 2006 we recorded a receivable in the amount of $217,447, which represents costs incurred related to the evacuation of the Erez Industrial Zone, which according to the “Evacuation Law” are recoverable from the State of Israel. Of theses costs, $127,865 represents the net book value of the facilities abandoned and $89,612 represents all other moving costs. In February 2006, three of our subsidiaries, Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. filed a claim for compensation pursuant to the Evacuation Compensation Law. At this stage of the proceedings, negotiations are taking place with respect to the amount of compensation to be paid to us under such claim. We cannot provide any assurance that the claim, which substantially exceeded the amount of our receivable, will be approved in full, or to what extent, or when the compensation will be paid.

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Results of Operations

        Net Revenues and Gross Profit Margin. Net revenues for the three months ended September 30, 2006 increased to $3,547,956 from $1,992,642 in the same period in 2005, an increase of 78.0%. The increase is primarily attributable to the increase in export sales, resulting mainly from the increase in sales of bullet-resistant vests and large size armor plates that we started to sell recently and from the increase of our sales to the civilian market in the U.S. In the three months ended September 30, 2006, Export Erez, Achidatex, and Owen Mills accounted for $2,388,788 or 67.3%, $870,120 or 24.5%, and $289,048 or 8.2% of our revenues, respectively. In the three months ended September 30, 2005 Export Erez, Achidatex and Owen Mills accounted for $952,382 or 47.8%, $730,026 or 36.6% and $310,234 or 15.6% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006	2005

Sales to the local civilian market	$1,504,865	$906,540
Sales to the local military market	400,031	580,699
Export military sales	1,643,060	505,403

Total	$3,547,957	$1,992,642

        Gross profit for the three months ended September 30, 2006 was $1,196,190 compared to $531,405 for the same period in 2005. This increase in gross profit is principally attributable to the increase in our sales in the three months period ended September 30, 2006. In the three months ended September 30, 2006 Export Erez, Achidatex and Owen Mills accounted for 58.8%, 33.0% and 8.2%, of our gross profit, respectively. In the three months ended September 30, 2005 Export Erez, Achidatex and Owen Mills accounted for 39%, 51% and 10%, of our gross profit, respectively.

        Selling Expenses. Selling expenses for the three months ended September 30, 2006 decreased to $196,831 from $224,941 for the same period in 2005. The decrease in our selling expenses was attributable to the decrease in rates of commissions paid to our agents. Export Erez’s selling expenses for the three months ended September 30, 2006 were $165,383 compared to $106,439 for the three months ended September 30, 2005. Achidatex’s selling expenses for the three months ended September 30, 2006 were $26,522 compared to $118,502 for the three months ended September 30, 2005. Owen Mills selling expenses for the three months ended September 30, 2006 were $4,926. Owen Mills did not record any selling expense for the three months ended September 30, 2005.

        General and Administrative Expenses. General and administrative expenses for three months ended September 30, 2006 increased to $536,137 from $431,620 for the same period in 2005, mainly as a result of an increase in accounting services and auditing fees.

        Financial Expenses. We had financial expenses, net of $95,046 for the three months ended September 30, 2006 as compared to financial expenses, net of $11,286 for the same period in 2005. This increase is mainly attributable to the significant decrease in the exchange rate between the U.S. dollar and the NIS .

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed a with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants were recorded at fair value, based on the Black-Scholes pricing model, and will be revalued each reporting period with the change in fair value recorded as other income (expenses). For the three months ended September 30, 2006, the fair value adjustment resulted in a loss of $31,984.

         Other Income (Expenses), Net. We had other income, net for the three months ended September 30, 2006 of $18,077 as compared to other income, net of $39,763 for the same period in 2005. Our other income in 2006 is attributable to realized and unrealized gains from our sale of securities and gains from sale of fixed asset.

        Income Tax Expense (Benefit). Our income tax expense for the three months ended September 30, 2006 was $23,774 as compared to an income tax benefit of $28,569 for the comparable period in 2005. As an Israeli taxpayer, we are unable to include the losses of Owen Mills in our consolidated income tax filings in Israel. Export Erez’s income tax expense for the three months ended September 30, 2006 was $25,836 compared to income tax benefit of $27,853 for the three months ended September 30, 2005. Achidatex’s income tax benefit for the three months ended September 30, 2006 was $2,062 compared to a tax benefit of $15,949 for the three months ended September 30, 2005. Defense Industries did not have any tax expenses for the three months ended September 30, 2006 compared to a tax expense of $15,233 for the three months ended September 30, 2005. Owen Mills’ did not have any tax expenses for the three months ended September 30, 2006 or the three months ended September 30, 2005.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended September 30, 2006, we recognized and recorded minority share in our profit of $68,017 compared with the share in our loss of $12,568 for the three months ended September 30, 2005.

        Net Income (Loss). In the three months ended September 30, 2006 we had net income of $275,058 as compared to a net loss of $55,542 for the three months ended September 30, 2005. Export Erez’s net income for the three months ended September 30, 2006 was $261,923 compared to a net loss of $78,465, for the three months ended September 30, 2005. Achidatex’s net income for the three months ended September 30, 2006 was $146,998 compared to net income of $104,258 for the three months ended September 30, 2005. Owen Mills’ net income for the three months ended September 30, 2006 was $5,538 compared to a net loss of $25,650 for the three months ended September 30, 2005. Defense Industries’ net loss for the three months ended September 30, 2006 was $139,401compared to net loss of $55,685 for the three months ended September 30, 2005.

        Other Comprehensive Income (Loss). We had other comprehensive income, for the three months ended September 30, 2006 of $119,839 as compared to other comprehensive loss of $8,145 for the three months ended September 30, 2005. This income is principally attributable to the decrease of the exchange rate of U.S. dollar against the NIS.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Results of Operations

        Net Revenues and Gross Profit Margin. Net revenues for the nine months period ended September 30, 2006 decreased to $7,212,354 from $9,584,813 in the same period in 2005, a decrease of 24.7%. The decrease is primarily attributable to the decrease in export sales, resulting mainly from the general decline in sales of bullet-resistant vests and from a reduction in sales to the IDF due to the reduction of the IDF budget for 2006. In the nine months ended September 30, 2006, Export Erez, Achidatex and Owen Mills accounted for $4,265,580 or 59.1%, $2,199,393 or 30.5% and $747,381or 10.4% of our revenues, respectively. In the nine months ended September 30, 2005 Export Erez, Achidatex and Owen Mills accounted for $4,763,652 or 49.7%, $4,149,724 or 43.3% and $671,437 or 7% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,
	2006	2005

Sales to the local civilian market	$3,145,054	$2,065,330
Sales to the local military market	1,516,152	2,297,837
Export military sales	2,551,148	5,221,646

Total	$7,212,354	$9,584,813

        The Israeli Military of Defense budget has been subject to reductions since the second half of 2003. In the nine month period ended September 30, 2006 this trend continued and worsened. The decline in export military sales is primarily attributable to the general decline in sales of bullet-resistant vests.

        Gross profit for the nine months ended September 30, 2006 was $1,722,732 compared to $2,360,972 for the same period in 2005. This decrease in gross profit is principally attributable to the decrease in our sales in the nine month period ended September 30, 2006. In the nine months ended September 30, 2006 Export Erez, Achidatex, and Owen Mills accounted for 58.5%, 32.6% and 8.9%, of our gross profit, respectively. In the nine months ended September 30, 2005 Export Erez, Achidatex and Owen Mills accounted for 40.7%, 54.3% and 5%, of our gross profit, respectively.

        Selling Expenses. Selling expenses for the nine months ended September 30, 2006 decreased to $414,906 from $603,751 for the same the same period in 2005. The decrease in our selling expenses was attributable to the decrease in export sales, which resulted in lower commissions. Export Erez’s selling expenses for the nine months ended September 30, 2006 were $271,201 compared to $212,612 for the nine months ended September 30, 2005. Achidatex’s selling expenses for the nine months ended September 30, 2006 were $133,107 compared to $391,139 for the nine months ended September 30, 2005. Owen Mills selling expenses for the nine months ended September 30, 2006 were $10,598 Owen Mills’ selling expenses for the period since its acquisition until September 30, 2006 was $178,755.

        General and Administrative Expenses. General and administrative expenses for nine months ended September 30, 2006 increased to $1,530,204 from $1,389,667 for the same period in 2005, mainly as a result of settling of accounts with our former auditors and an increase in legal fees.

        Financial Expenses. We had financial expenses, net of $253,137 for the nine months ended September 30, 2006 as compared to financial expenses, net of $46,723 for the same period in 2005. This increase is mainly attributable to the decrease in the exchange rate between the U.S. dollar and the NIS and the increase in the prevailing interest rate in Israel.

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed a with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19. Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants were recorded at fair value, based on the Black-Scholes pricing model, and will be revalued each reporting period with the change in fair value recorded as other income (expenses). For the nine months ended September 30, 2006, the fair value adjustment resulted in a gain of $6,376.

        Other Income, Net. We had other income, net for the nine months ended September 30, 2006 of $32,166 as compared to other income, net of $104,475 for the same period in 2005. Our other income in 2006 is attributable to realized and unrealized gains from our sale of securities and sales of fixed asset.

        Income Tax Expense (Benefit). Our income tax expense for the nine months ended September 30, 2006 was $20,310 as compared to a tax expense of $153,460 for the comparable period in 2005. As an Israeli tax payer, we are unable to include the losses of Owen Mills in our consolidated income tax filings in Israel. Export Erez’s income tax expense for the nine months ended September 30, 2006 was $42,819 compared to income tax expense of $52,613 for the nine months ended September 30, 2005. Achidatex’s income tax benefit for the nine months ended September 30, 2006 was $23,309 compared to tax expense of $84,503 for the nine months ended September 30, 2005. Defense Industries did not have any tax expenses for the nine months ended September 30, 2006 compared to a tax expense of $16,344 for the nine months ended September 30, 2005. Owen Mills’ income tax expense for the nine months ended September 30, 2006 was $800. Owen Mills did not record any tax expense for the nine months ended September 30, 2005.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the nine months ended September 30, 2006, we recognized and recorded minority share in our loss of $27,195 compared with the minority share in our profit of $39,037 for the nine months ended September 30, 2005.

        Net Income (Loss). In the nine months ended September 30, 2006 we had a net loss of $430,088 as compared to net income of $232,809 for the nine months ended September 30, 2005. Export Erez’s net income for the nine months ended September 30, 2006 was $120,996 compared to net income of $147,561 for the nine months ended September 30, 2005. Achidatex’s net loss for the nine months ended September 30, 2006 was $226,557 compared to net income of $195,602 for the nine months ended September 30, 2005. Owen Mills’ net loss for the nine months ended September 30, 2006 was $114,491 compared to a net loss of $60,967 for the nine months ended September 30, 2005. Our net loss for the nine months ended September 30, 2006 was $210,036 compared to net loss of $49,387 for the nine months ended September 30, 2005.

        Other Comprehensive Income (Loss). We had other comprehensive income, for the nine months ended September 30, 2006 of $280,862 as compared to other comprehensive loss of $242,712 for the nine months ended September 30, 2005. This income is principally attributable to the decrease of the exchange rate of the U.S. dollar against the NIS.

Liquidity and Capital Resources

        As of September 30, 2006, we had $1,485,754 in cash and cash equivalents, $778,966 in marketable securities and working capital of $4,670,344 as compared to $1,581,967 in cash and cash equivalents, $739,339 in marketable securities and $4,618,405 in working capital at December 31, 2005.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2006	2005

Net cash provided by (used in) operating activities	$(506,075)	$516,318
Net cash provided by (used in) investing activities	(190,991)	(342,780)
Net cash provided by financing activities	497,406	42,635
Effect of exchange rate changes on cash and cash equivalents	103,447	(64,259)
Increase (decrease) in cash and cash equivalents	(96,213)	151,914
Cash and cash equivalents at the beginning of the period	1,581,967	505,013
Cash and cash equivalents at the end of the period	$1,485,754	$656,927

        Net cash used in operating activities was $506,075 for the nine months ended September 30, 2006 as compared to $516,318 provided from operating activities for the same period in 2005. This was primarily attributable to a net loss of $430,088 in this period, and an increase in accounts receivable of $1,196,802, which was offset by an increase in accounts payable of $683,957, depreciation costs of $331,422 and decrease in inventory of $103,280.

        Net cash used in investing activities was $221,524 for the nine months ended September 30, 2006 as compared to $342,780 in the nine months ended September 30, 2005. During the nine months ended September 30, 2006, $213,678 (net of sales of fixed assets) was used to purchase fixed assets, while $28,588 (net of purchases of trading securities) was provided from sales of our trading securities, and $36,434 was used for the payment to employee retirement funds in respect to employee rights upon retirement.

        Net cash provided by financing activities was $548,051 for the nine months ended September 30, 2006 as compared to $42,635 in the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we increased our short-term debt by $410,787, and our long-term debt by $137,264.

        Most of our large purchase orders are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have historically achieved net profits on an annual basis, but our quarterly profits are not consistent on a quarter to quarter basis. Nevertheless, we have striven to balance our accounts payable and account receivable.

        We believe that our spending for research and development the remainder of 2006 and for 2007 will be consistent with our spending in 2005 of $70,000 per year.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Recent Accounting Pronouncements

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal year 2007 annual financial statements.

        We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. We are currently assessing the potential impact that the adoption of SFAS No. 158 will have on our financial statements; the impact is not expected to be material.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for periods beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements, the impact is not expected to be material.

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

        Although our analysis of the effect of FIN 48 has not been completed, we do not anticipate recording any material adjustment as a result of adopting this Interpretation.

        In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43". EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for periods beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. We are currently evaluating the financial impact of this guidance and the method of adoption that will be used.

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

        During 2005, the NIS devalued approximately 6.85% against the dollar. In the three month period ended September 30, 2006, the U.S. dollar devaluated in relation to the NIS by approximately 3.1%. The deflation rate in Israel was approximately 0.7% for the three months ended September 30, 2006 compared to an annual inflation rate of 2.38% in 2005.

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

        We did not enter into any foreign exchange contracts in 2005 or the nine month period ended September 30, 2006.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of September 30, 2006.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$1,761,080	$851,302	$714,912	$194,866	$--
Capital (finance) lease obligations	--	--	--	--	--
Operating lease obligations	683,171	92,833	574,225	16,113	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities reflected on the Company's balance sheet under U.S. GAAP	--	--	--	--	--

Total	$2,444,251	$944,135	$1,289,137	$210,979	$--

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. Our forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following and other risk factors contained in our Annual Report on Form 10-KSB:

—	If the decline in sales of bullet bullet-resistant vests continues, our operating results will be negatively affected.

—	Our significant international operations subject us to financial and regulatory risks.

—	Currency exchange rate fluctuations in the world markets in which we conduct business could have a material adverse effect on our business, results of operations and financial condition.

—	Sales of our products are subject to governmental procurement procedures and practices; termination, reduction or modification of contracts with our customers, and especially with the government of Israel, or a substantial decrease in our customers’ budgets may adversely affect on us.

—	The loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

Item 3.	Controls and Procedures

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

Compliance with Section 404 of Sarbanes-Oxley Act

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for our 2007 fiscal year, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. It is unclear at this time as to whether this report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and a conclusion on the operating effectiveness of those controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2001.

3.1.1	Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference from the Filing on Schedule 14C, filed with the Commission on December 30, 2002.

3.2	By-laws, incorporated herein by reference from the Filing on Schedule 14C, filed with the Commission on June 14, 2002.

10.1	Translation of Employment Agreement with Mr. Tosh, incorporated herein by reference from the filing on Form 10-KSB for the year ended December 31, 2003.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 14, 2006