Form 10KSB
period 2006-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2007-04-09
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1421483 (I.R.S. Employer Identification No.)

8 Brisel Street Industrial Zone Sderot, Israel (Address of principal executive offices)	87711 (Zip Code)

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

Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $10,601,546

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the OTC Bulletin Board, on March 29, 2007 was $4,998,391

As of March 30, 2007, the issuer had 28,793,198 shares of Common Stock, par value $.0001, outstanding.

Transitional Small Business Disclosure Format

Yes ☐ No ☒

2

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

i

        Except for the historical information contained in this annual report, the statements contained in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended, with respect to our business, financial condition and results of operations. Such forward-looking statements reflect our current view with respect to future events and financial results. We urge you to consider that statements which use the terms “anticipate,” “believe,” “do not believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate” and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Such forward-looking statements are also included in Item 1. “Description of Business” and Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly release any update or revision to any forward-looking statements to reflect new information, future events or circumstances, or otherwise after the date hereof. We have attempted to identify significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section that appears in Item 1. “Description of Business – Risk Factors”.

ii

Defense Industries International, Inc.
FORM 10-KSB
INDEX

iii

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section which appears in Item 1.

PART I

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

Organization

        We are a holding company whose subsidiaries include Export Erez USA, Inc., or Export Erez, and Rizzo Inc. Export Erez is a holding company whose subsidiaries include Export Erez, Ltd., a wholly owned subsidiary, Mayotex, Ltd., or Mayotex, a wholly owned subsidiary, Dragonwear Trading Ltd., or Dragonwear, a wholly owned subsidiary, and Achidatex Nazareth Elite (1977) Ltd., or Achidatex, a majority owned subsidiary.

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

        Achidatex Nazareth Elite (1977) Ltd. was incorporated in Israel on August 2, 1977 as a limited liability company under the Israeli Companies Ordinance. Export Erez acquired 76% of Achidatex shares on June 18, 2001, from Mr. Avraham Hatzor, Mr. Fredy Davidovitz and Mr. Shmuel Davidovitz, who retain 24% of the outstanding Achidatex shares. Achidatex is a leading manufacturer of ballistic shields, long term storage systems, liquid logistic products, combat flak jackets, tents and other personal military and civilian protective equipment and supplies.

        On February 28, 2005, we acquired all of the outstanding shares of Rizzo Inc., a California corporation doing business under the name Owen Mills Company. Owen Mills specializes in military and industrial sewing of marine and ballistic fabric products. The acquisition of Owen Mills provides us with the ability to manufacture many of our products in the U.S.

        On December 20, 2005, Mayotex acquired the operations of Chemoplast Industries (1994) Ltd., or Chemoplast, including its machinery, computer systems, inventory, know-how and name. Chemoplast is an Israeli provider of controlled dry storage systems for tanks, armored personnel carriers and other military vehicles, and of equipment that require battlefield readiness and quick deployment such as collapsible liquid storage tanks, mobile silos for storage of grains, liners for tanks shipping systems, custom-made covers for artillery, vehicles, communication equipment, tarpaulins, various technical products and special-purpose defense items.

Strategy

        We believe that current international tensions, the events of September 11, 2001 as well as terror attacks in Europe, Asia and Africa and the war with the Hezbollah in Lebanon in recent years, the subsequent war on terrorism, and the continuing conflict in Iraq are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

        We expect to address this growth by offering a comprehensive array of high quality branded security products that meet our customers' increasingly complex security products requirements. We intend to enhance our position in the industry through additional strategic acquisitions and we believe that these acquisitions will also assist us to broaden our portfolio of products.

        The following elements define our growth strategy:

—	Expand our research and development activities in order to be able to provide new and innovative products and solutions. In 2005, we built a ballistic laboratory in our facilities in the Nazareth Industrial Area, and purchased equipment for ballistic research and development. In 2006, we allocated part of the proceeds of our 2005 private placement for research and development of new ballistic solutions.

—	Pursue strategic acquisitions. In addition to our recent acquisition of Owen Mills, the operations of Chemoplast and the signing a “Frame Agreement” to serve as a non-exclusive manufacturer and marketing representative of a leading U.S. provider of armored buses, we intend to continue to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

—	Expand Distribution Networks and Product Offerings. We expect to continue to strengthen our distribution network by expanding our range of branded law enforcement equipment through the acquisition of and by investing in development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Products

        We target our product at three principal markets: the international military and defense market, the civilian market and the industrial/agriculture market.

        Our military products include body armor, bulletproof and stab-resistant clothing, combat vests, bomb disposal suits, battle pouch and combat harness units, flak jackets, ballistic helmets, dust protectors, padded coats, sleeping bags, weapons straps and belts, dry storage systems, liquid logistics products, ceramic and UHMW polyethylene ballistic plates, ballistic wall coverings, tents, vehicle covers and lightweight vehicle armor kits. Products currently under development include sophisticated stab-resistant solutions, lighter polyethylene ballistic plates and new lightweight vehicle armor kits.

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

        Our industrial/agriculture market products include special industrial fabrics and cloth tapes as well as flexible enclosures for temporary storage of agriculture products.

        The following table details our current product line and target markets:

Product description	Target markets	Geographical market

Dust protectors and various covers	Military	International
Padded coats	Military, civilian	International
Protective vests and flak jackets	Military, civilian	International
Cooling jackets	Military	International
Overalls	Military	International
Vests	Military, civilian	International
Sleeping bags	Military, civilian	International
Carriers for grenade launchers	Military	International
Bags and totes	Military	International
Tents	Military, civilian	International
Camp beds	Military, civilian	International
Collapsible storage containers	Military, civilian	International
Evacuation stretchers	Military, civilian	International
Personal belts and weapon straps	Military	International
Woven fabrics: canvas, corduroy,
nylon, aramid	Military, civilian, industrial	International
Ballistic wall coverings	Military, civilian, industrial	International
Ballistic plates and panels	Military, civilian	International
Car armor	Civilian	Israel
Lightweight vehicle armor kits	Military, civilian	International
Range of woven tapes	Military, civilian, industrial	International
Bags for horseback riders	Civilian	International
Horse blankets and saddles	Civilian	International
Collars, harnesses and leads	Civilian	International
Protective vests for horseback riders	Civilian	International
Leg protectors	Civilian	International
Long-term storage systems	Military, industrial/agriculture	International
Regular/digital colored printed truck
coverings	Civilian	International

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

        During 2004, the Israeli Government decided to evacuate persons and companies from the Erez Industrial Zone in the Gaza Strip where part of our operations was located. During the second half of 2004, we prepared for the eventual evacuation of facilities we owned and leased within this area by merging existing production facilities. We moved one of our “light cut and sew” operations to Sderot and some of our webbing equipment to Nazareth. We evacuated our remaining operations from the Erez Industrial Zone in August 2005. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions as well as the Israeli Evacuation Compensation Law (2005) that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. At December 31, 2005 we recorded a receivable in the amount of $217,447, which represents costs incurred related to the evacuation of the Erez Industrial Zone, which according to the “Evacuation Law” we will recover from the State of Israel. Of theses costs, $127,865 represents the net book value of the facilities abandoned and $89,612 represents all other moving costs. In February 2006, three of our subsidiaries, Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. filed claims for compensation pursuant to the Evacuation Compensation Law. On November 30, 2006 we were notified that the Israeli Government determined that Export Erez Ltd. and Mayotex Ltd. are entitled to advanced payments in the amounts of approximately $452,000 and $71,000, respectively, which amount exceed the amount of the receivables on our financial statements. These amounts are before taxes and expected expenses. Further negotiations are currently taking place with respect to the final amount of compensation to be paid to our subsidiaries under their claim. However, we cannot provide any assurance that the claims, will be approved in full, or to what extent, or when the compensation will be paid.

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

Transportation and Distribution

        Our manufacturing plants are located in Israel and in the State of California. Israel’s marine transportation routes are well-developed and, accordingly, we have no logistic difficulty in distributing our products and in most cases our products reach their destination within two to three weeks, depending on the arrangements with the customer. Products for export are shipped mainly as F.O.B. Consignments are sent by sea or air, depending on the nature of the order and the urgency of supply.

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

        Barriers to entry for new companies entering the body armor industry are low, consequently, creating fierce competition. We believe that establishing a good reputation significantly enhances the competitive position of the industry’s long-standing manufacturers. However, name and product reputation takes many years to develop. In the U.S. civilian market, (law enforcement, border patrol forces, prison forces and specialty forces) our products are less known than that of our competitors. We intend to use our highly regarded reputation in the international markets coupled with the reputation and the U.S. manufacturing facilities of our U.S.-based subsidiary, Owen Mills, to expand our U.S. presence and to achieve greater market penetration.

        Although industry statistics are difficult to quantify, we believe that the number of active police officers has increased significantly in the past few years. In 2005, there were more than 850,000 law enforcement personnel and over 20,000 law enforcement agencies in the United States. We expect that governmental reaction to terrorist attacks will increase the market for our products. The United States has established the Office of Homeland Security that is developing a homeland security infrastructure and is devoting significant resources to this effort.

        Our proprietary products such as dry storage systems, ballistic wall coverings and liquid logistic products encounter significantly less competition than the traditional body armor product line.

        A rising demand for armoring large vehicles and boats, increased the demand for large lightweight armor plates. Those lightweight plates are molded under extreme high pressure. With our unique 5,000 metric tons press we have the ability to mold the large size plates. We encounter less competition with respect to large size plates than with our standard sized molded armor plates product line.

        In the civilian market, we are aware of approximately twenty major companies manufacturing similar products worldwide. A number of major manufacturers with greater resources than ours compete in the same market. In 2006, we continued increasing our marketing efforts to market our products through distributors who concentrate on the civilian market.

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

        DuPont’s Kevlar® brand fiber was initially introduced in 1965 and was the first material identified for use in the modern generation of concealable body armor. Kevlar® is a man-made organic fiber, with a combination of properties allowing high strength, low weight and high chemical and flame resistance. Through the years DuPont has continued to develop and design new generations of this high-performance fabric.

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

        As a result of the continuing conflict in Iraq, and in other geographical regions there was a worldwide increase in demand in 2005 and 2006 for the raw materials used in our products. The suppliers increased their production and the market shortages that existed in 2005 and 2006 no longer exist. We anticipate that this trend will continue in 2007.

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

        Below are some of the steps we take in penetrating new markets with our next generation of products:

—	Locate domestic entities to market our products.

—	Actively participate in tenders and bids for contracts in military, police and civilian markets worldwide. We are currently negotiating for contract bids with the governments and governmental agencies in Turkey, Mexico, Brazil, Uruguay, Chile, Romania, Bulgaria and the U.S.

—	Actively participate in international exhibitions of military and police security equipment. In 2006, we participated in the GEPC Law Enforcement exhibition in Leipzig, Germany.In 2007 we intend to participate in the Milipol exhibition in France.

—	Advertise on the Internet.

—	Advertise in professional publications.

—	Appear in international databases, such as Kompass, various “yellow page”directories and other directories.

—	Distribute brochures describing procedures and product offerings.

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

Customers

        We have a worldwide customer base, including in the United States, Israel, the Mediterranean, Europe, Latin America, South America, Africa and Asia. In 2006 and 2005, we sold approximately 39.9%and 56.7% respectively, of our products to our international customers with the balance sold in Israel. The primary end users of our products can be divided into three main groups: (i) military defense and security forces, (ii) civilian defense customers and (iii) civilian customers.

        Military Defense and Security Forces. We provide this group with personal military and protective equipment such as body armor, bomb disposal suits, bullet proof vests and jackets, ballistic helmets and plates, battle pouch and combat harness units, backpacks, dry storage systems, liquid logistics systems, clothing, tents, vehicle covers and sleeping bags. These items must meet certain “human engineering” requirements to provide comfort as well as maximum protection, to prevent penetration by bullets and knives, and to protect from fire, collisions and other hazards. On January 14, 2007, our wholly-owned subsidiary, Mayotex Ltd., signed a “Frame Agreement” to serve as a non-exclusive manufacturer and marketing representative of a leading U.S. provider of armored buses, based on truck chassis. As part of the frame agreement, Mayotex has already received a first order in the amount of $280,000 for producing armored busses. The order is scheduled to be delivered by middle of May 2007. In addition, Mayotex is currently negotiating the manufacturing and supply of additional busses for a total sum of approximately $1,000,000 scheduled to be delivered by June 2007. As of the end of 2006 and the first two months of 2007 Defense Subsidiaries (Export Erez, Achidatex and Mayotex) were awarded with orders of approximately 6.9 million from the Israeli Defense Ministry. These orders represent a shift in attitude from the Israeli Defense Ministry towards the significance of personal military protective equipment. We are optimistic and continue to foresee significant growth opportunities in the domestic market segment in 2007 and beyond.

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

        The Israeli Ministry of Defense, accounted for 23.6%of our revenues for the year ended December 31, 2006.

Backlog

        We had approximately $3.5 million of unfilled customer orders at December 31, 2006, as compared to approximately $2.5 million of unfilled customer orders at December 31, 2005. The increase in our backlog resulted mainly from orders received from the Israeli Defense Ministry. Our sales to the Israel military forces increased from $2,465,417 for the year ended December 31, 2005 to $2,880,774 for the year ended December 31, 2006 as the Israeli Ministry of Defense, the Israeli police and other Israeli law enforcement and special security force organizations increased their purchases from Israeli companies. The Israeli Ministry of Finance anticipates an increase of approximately 5% in national gross production during 2007, which is expected to result in an increase in military orders during the year. This anticipated increase in orders already started during the forth quarter in 2006 and continued into the first quarter in 2007.

Patents and Trademarks

        Our subsidiary Achidatex holds several patents from various countries for our ballistic wall coverings, dry storage systems and mine protective shoes. The following patents are held by Achidatex:

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

        The U.S. National Institute of Justice, or NIJ, established standards for “Ballistic Resistance of Personal Body Armor” that are accepted worldwide. The NIJ issues performance standards that clearly specify a minimum performance level for each attribute that is critical for the equipment’s intended use. This coveted compliance standard has gained global acceptance as a benchmark for evaluation of the effectiveness of a given body armor model. The NIJ body armor-testing program relies on voluntary participation by manufacturers. However, many police departments require that armor be tested and be found to be in compliance with NIJ standards before they purchase the armor. Four of our ballistic material combinations have been tested by NIJ certified ballistic laboratories and were found to comply with NIJ Standard 0101.03, 0101.04 and the recently introduced NIJ 2005 Interim Requirements for Bullet-Resistant Body Armor. As a result, these four ballistic combinations have been approved to carry NIJ labels.

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

        Other quality control standards pertaining to our manufacturing facilities consist of the following:

—	MIL-STD-105D, MIL-I-45208A (for the United States Armed Forces); and

—	AQAP (for the German Armed Forces and NATO).

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

Research and Development

        We continue to improve our existing products and develop new products for the military and civilian markets, including mine protective shoes, stab-resistant solutions, improved armored car blast protection materials, and modified ballistic wall coverings. We also continue to develop a new generation of complex products for protective vests used by security forces and armies all over the world.

        In the years ended December 31, 2006 and 2005, we spent approximately $75,000 and $71,000 , respectively, on research and development, which expenses have been charged to operations. We anticipate that our research and development expenses for 2007 will reflect annualized spending of approximately $80,000.

Environmental Laws

        We are unaware of any environmental laws that are applicable to us that will require us to spend any material amounts to achieve compliance.

Employees

        As of December 31, 2006, we had 159 full-time employees. We had 135 employees in Israel and 24 employees in the United States. We believe our relationship with our employees is good. Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppages.

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

        We are subject to extensive regulation by governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. For the years ended December 31, 2006 and 2005 the Israeli Ministry of Defense accounted for $2,507,491 and $2,465,417 of our sales, respectively. We are also subject to routine audits to assure our compliance with these requirements. In addition, a number of our employees are required to obtain specified levels of security classification. Our business may suffer if we or our employees are unable to obtain the security classifications that are needed to perform services contracted for the Israeli Ministry of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a government contractor of certain governments.

We have significant international operations and are therefore subject to additional financial and regulatory risks.

        While our principal executive offices are located in Israel, 39.9% of our sales in the year ended December 31, 2006, and 56.7% of our sales in the year ended December 31, 2005 were generated from exports. We are seeking to increase the level of our international business activity. Our overseas operations are subject to various risks, including; foreign import controls (which may be arbitrarily imposed and enforced and which could preclude sales to certain customers).

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

        In pursuing our international expansion strategy, we face several additional risks, including:

—	Reduced protection of intellectual property rights in some countries;

—	Licenses, tariffs and other trade barriers;

—	Longer sales and payment cycles;

—	Greater difficulties in collecting accounts receivable;

—	Potential adverse tax consequences;

—	Laws and business practices favoring local competition;

—	Costs and difficulties of doing business and customizing products for foreign countries;

—	Compliance with a wide variety of complex foreign laws and treaties;

—	Political and economic instability; and

—	Variance and unexpected changes in local laws and regulations.

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

        We may be adversely affected by fluctuations in currency exchange rates. A significant portion of our expenses is incurred in NIS and Euros. We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. If we were to determine that it was in our best interests to enter into any hedging transactions in the future, there can be no assurance that we will be able to do so or that such transactions, if entered into, will materially reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. In addition, if for any reason exchange or price controls or other restrictions on the conversion of foreign currencies into NIS were imposed, our business could be adversely affected.

        There can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales, and consequently, on our business, operating results and financial condition.

Reduction in military budgets worldwide may cause a reduction in our revenues, which would adversely affect our business, operating results and financial condition.

        A significant portion of our revenues is derived from the sale of products to military markets. These revenues, on a consolidated basis, totaled approximately $6.44 million, or 60.8%, of our revenues for the year ended December 31, 2006, and $8.96 million, or 78.2%, of our revenues for the year ended December 31, 2005. The military budgets of a number of countries may be reduced in the future. Declines in government military budgets may result in reduced demand for our products, resulting in a reduction of our revenues and would adversely affect our business, results of operations and financial condition.

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

        A significant portion of our revenues is derived from a small number of customers. The Israeli Ministry of Defense accounted for 23.6% of our revenues for the year ended December 31, 2006. In the fiscal year ended December 31, 2005, the Israeli Ministry of Defense, HighCom Security Inc. and Armourshield Ltd. accounted for 18.3%, 10% and 9.3%, of our revenues, respectively.

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

        Expansion of our operations may place significant demands on our management, administrative, operating and financial resources. Growth of our customer base, the types of products offered and the geographic markets served can place a significant strain on our resources. In addition, we believe that we may encounter difficulties in identifying and hiring personnel who are qualified both in the provision and marketing of our security products, based on our current compensation levels. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel, our ability to implement successful enhancements to our management, accounting and information technology systems, and our ability to adapt those systems, as necessary, to respond to growth in our business.

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

We do not intend to pay dividends.

        We have never paid cash dividends to our shareholders and do not expect to do so in the foreseeable future. Our policy has been and we currently intend to continue to retain future earnings, if any, to finance our operations and expand our business and, therefore, do not expect to pay any dividends in the foreseeable future. The declaration of dividends is subject to the discretion of our Board of Directors and the applicable law and will depend on various factors, including our operating results, financial condition, current and anticipated cash needs, contractual restrictions and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your common stock.

Risks Relating to our Location in Israel

Conducting business in Israel entails special risks.

        Our subsidiaries Export Erez Ltd., Achidatex Nazareth Elite (1977) Ltd. and Mayotex Ltd. are incorporated and based in, and currently derive substantially most of their revenues from markets within the State of Israel. Accordingly, we are influenced by the political, economic and military conditions affecting Israel. Specifically, we could be adversely affected by any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners.

        Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there has been an increase in unrest and terrorist activity in Israel, which began in September 2000 and has continued with varying levels of severity through 2006. In July 2006, an armed conflict began between Israel and Hezbollah forces in Lebanon, which involved rocket attacks on populated areas in the northern part of Israel. On August 14, 2006, a cease-fire between Hezbollah and Israel took effect. This situation has had an adverse effect on Israel’s economy, primarily in the geographical areas directly harmed by this conflict. Any future armed conflict, political instability or violence in the region may have a negative effect on the research and development activities that we conduct in Israel and may adversely affect our share price.

        Many of our executive officers and employees in Israel are obligated to perform annual reserve duty in the Israeli Defense Forces and may be called for active duty under emergency circumstances at any time. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of one or more of our executive officers or key employees or a significant number of other employees due to military service. Any disruption in our operations could adversely affect our business.

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

Item 2.	Description of Property.

        Our executive offices are located in 8 Brisel Street, Industrial Zone, Sderot. Our manufacturing, production and distribution facilities are scattered over several locations in Israel and in our location in the United States. The locations are:

        Nazareth Industrial Area – the production activities of our subsidiary, Achidatex are located in a 6,000 square meter building in Nazareth Industrial Area which is owned by affiliated party. The annual rental expense for this facility was $180,000 in 2006. The lease expires on December 31, 2008. Since the beginning of 2005, following the decision of the Israeli Government to remove Israeli residents from the Erez Industrial Zone, we have relocated the major production activities of our subsidiary Export Erez Ltd. from Erez Industrial Area to this facility. The rent for 2006 was allocated equally between those two subsidiaries.

        Petach-Tikva – Achidatex leases approximately 300 square meters of office space for its executive offices in Petach-Tikva at annual rental expense of $21,600 in 2006. The lease expired in December 2006 and was renewed for an additional year.

        Industrial Area of Ashdod – Mayotex leases 230 square meters of space in the Industrial Area of Ashdod for its car armor installations. The annual rental expense for this space was $12,000 in 2006. The lease expired on December 31, 2006 and was renewed for an additional year.

        Industrial Area of Sderot – Mayotex leases approximately 1,250 square meters of space in the Industrial Area of Sderot primarily for its cut and sew operations. The annual rental expense for this space was $43,884 in 2006. The lease expired on December 31, 2006 and was renewed for an additional year. The new annual rental expense will be $60,000.

        Alon Tavor Industrial Zone – As of January 1, 2006 Mayotex leases approximately 1,740 square meters of industrial space at an annual rental expense of $59,850 for the operations purchased from Chemoplast. The lease expires on March 31, 2009. Under the lease, the annual rental expense increases by 2.5% annually.

        Van Nuys, California – Owen Mills leases approximately 9,000 square feet of space in Van Nuys, California for its operations. The lease expires on August 31, 2008. The annual rental expense for this space was $54,000 in 2006.

        We believe that our facilities are adequate for our purposes and that all of the above mentioned properties are adequately covered by insurance.

Item 3.	Legal Proceedings.

        We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. None of our directors, officers or affiliates, or owners of record of more than five percent (5%) of our shares, or any affiliate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to a pending litigation.

        In February 2006, we filed a claim for compensation against the Israeli Government, pursuant to the Israeli Evacuation Compensation Law (2005), in connection with our abandonment of facilities in the Erez Industrial Zone. See Item 1. “Description of Business – Production”.

Item 4.	Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to the shareholders for approval during the fourth quarter of the fiscal year ended December 31, 2006.

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

	Price Range
Fiscal Year Ended December 31, 2006	High	Low

First Quarter	$0.38	$0.28
Second Quarter	0.37	0.22
Third Quarter	0.47	0.24
Fourth Quarter	0.39	0.25

Fiscal Year Ended December 31, 2005	High	Low

First Quarter	$1.45	$0.80
Second Quarter	1.01	0.48
Third Quarter	0.93	0.46
Fourth Quarter	0.70	0.28

Shareholders

        OTC Transfer Agent, located at 231 E 2100 S, Salt Lake City, Utah is the registrar and transfer agent for our common stock. As of March 19, 2007, there were 28,793,198 shares of our common stock outstanding and we had approximately 40 shareholders of record.

Dividends

        We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, for the finance of our operations and the expansion of our business. Any future dividend policy will be determined by our board of directors, subject to the applicable law, and will be based upon conditions then existing, including our results of operations, financial condition, current and anticipated cash needs, contractual restrictions and other factors as the board of directors may deem relevant.

Compensation Plans

        We currently do not have any compensation plans under which our securities are authorized for issuance.

        We have an employment agreement with Mr. Baruch Tosh, our President, pursuant to which, Mr. Tosh is entitled to additional compensation of 1.5% of the growth in our revenues. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash. According to this compensation plan, Mr. Tosh is not entitled to additional compensation for the year 2006.

Sales of Unregistered Securities

        On June 15, 2005, we executed a securities purchase agreement, with Gov Financial Holdings, Avshalom Hershcovich, Multi Concept Ltd. and Ruth Creative Business Ltd., all of which are accredited investors, for a $1.1 million private placement of our common stock, along with 627,500 warrants to purchase our common stock. Pursuant to this agreement we issued 1,833,334 shares of our common stock at $0.60 per share. The investors also received 365,000 warrants at an exercise price of $0.94 per share exercisable until June 30, 2007 and 182,500 warrants at an exercise price of $2.40 per share exercisable until June 30, 2010. The agreement also provided for the issuance by us of up to additional 1,368,191 shares of our common stock to the investors, a year after the closing, in the event of decrease in the share price. As a result of a decline in the share price on the due date below $0.35, we issued 1,368,191 shares according to the agreement. In addition, we agreed to issue 82,133 shares of our common stock, as well as 60,000 warrants at an exercise price of $0.94 per share exercisable until June 30, 2007 and 20,000 warrants at an exercise price of $2.40 per share exercisable until June 30, 2010, as finders’ fees. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. As part of the transaction, we filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission for the purpose of registering for resale the common stock issued in the private placement and the shares underlying the warrants. Such Registration Statement was declared effective on December 9, 2005. As of December 31, 2005, we accounted for the warrants issued in the transaction based on the guidance of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force, or EITF, No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. Accordingly, the warrants are treated as derivatives and classified as a liability. The warrants are recorded at a fair value, based on the Black and Scholes pricing model, and are revaluated each reporting period with the change in fair value recorded as other income (expenses). For the year ended December 31, 2006, the fair value adjustment resulted in a gain of $43,123.

        We allocated the proceeds of $1.1 million from the private placement between the share of common stock and the warrants that were issued based upon the fair value of the warrants at the transaction date using the Black and Scholes pricing model, and accordingly we recorded a liability in the amount of $123,654 at the date the warrants were registered.

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

        We did not purchase any of our securities in the market during 2006.

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

        The following elements define our growth strategy:

—	Expand our research and development activities in order to be able to provide new and innovative products and solutions. In 2005, we built a ballistic laboratory in our facilities in the Nazareth Industrial Area, and purchased equipment for ballistic research and development. In 2006, we allocated part of the proceeds of our 2005 private placement for research and development of new ballistic solutions.

—	Pursue strategic acquisitions. In addition to our acquisition of Owen Mills and of the operations of Chemoplast, we intend to continue to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

—	Expand Distribution Networks and Product Offerings. We expect to continue to strengthen our distribution network by expanding our range of branded law enforcement equipment through the acquisition of and by investing in development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Material Trends

        Local Military Market. The Israeli Military defense budget has been subject to reductions since the second half of the 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level in 2004 and 2005. In 2006 and in 2005, sales to the Israeli Ministry of Defense were $2,507,491 and $2,099,918 accounting for 23.6% and 18.3% of our sales.

        In the second half of 2005, the Israeli Government evacuated the Gaza strip. As a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces, or IDF, indicated that it will slightly reduce its manpower and that its battlefield equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In addition, as a result of the war between Israel and the Hezbollah in Lebanon, which started in July 2006, many Israeli reserve forces were activated, and a large amount of stored equipment was removed from dry-storage compartments and mobilized. In light of this situation, we believe that our military business will grow as a result of an increase in the demand for our dry storage systems products, bulletproof vests and other military gear. Such increase was reflected in the forth quarter of 2006 and continues into 2007.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2006 and in 2005, we had sales of $1,674,564 and $882,440 in South America, sales of $731,211 and $1,251,611 in North America, and sales of $922,623 and $3,532,161 in Europe, respectively and sales of $770,668 in Australia in 2006.

        Since 2003, we have increased our export efforts as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America and Europe and Australia. We believe that those markets are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

        As a result of the above, we expect that our export military business will grow in the following two to three years.

        Local Civilian Market. Our product range to the civilian market is diversified. In 2006 and 2005, our local market business grew as a result of the improvement of the economic situation in Israel. We expect a modest increase in this market in 2007 and in the future.

        Industry Consolidation. Prior to 2005, we encountered additional competition as a result of a trend toward consolidation among our competitors. This trend abated in 2006 and is not as relevant at present. However, there can be no assurance that additional consolidation among our competitors will not take place in the future.

Recent Developments

        Personal Body Armor. On November 17, 2003, in response to concerns from the law enforcement community, the U.S. Department of Justice announced an initiative to address the reliability of body armor used by law enforcement personnel and to examine the future of bullet-resistant technology and testing. These concerns followed the failure of a relatively new Zylon®-based body armor vest worn by a Pennsylvania police officer. As part of this initiative, the American NIJ, examined Zylon®-based bullet-resistant vests (both new and used) and reviewed the existing process by which bullet-resistant vests are certified. Zylon® (or PBO fiber – poly-p-phenylene benzobisoxazole) is a high-strength organic fiber produced by Toyobo Co., Ltd.

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

        Our products do not contain Zylon®. In accordance with the American NIJ Interim Requirements, we intend to immediately apply to the American NIJ to obtain a notice of compliance with the NIJ Interim Requirements with respect to our products that were previously found by the American NIJ to be compliant with the American NIJ Standard 0101.04. However, the general decline in sales of bullet-resistant vests has affected us, and our sales of bullet-resistant vests, which account for approximately 40% of our revenues, have decreased in 2006.

        Gross Profit Margins. Our pricing policy, although slightly different from one product to the other, is based on maintaining our existing overall gross margins. We do not expect a material change in our gross profit margins in the foreseeable in future.

        Backlog.        We had approximately $3.5 million of unfilled customer orders at December 31, 2006, out of which approximately $270,000 was attributable to orders from military customers in South America, approximately $310,000 was attributable to orders from civilian and military customers in Africa and Asia, approximately $450,000 was attributable to local civilian market, approximately $770,000 was attributable to the U.S. civilian market and approximately $1,700,000 was attributable to the Israeli Ministry of Defense.

Operations in the Erez Industrial Zone

        During 2004, the Israeli Government decided to evacuate persons and companies from the Erez Industrial Zone in the Gaza Strip where part of our operations was located. During the second half of 2004, we prepared for the eventual evacuation of facilities we owned and leased within this area by merging existing production facilities. We moved one of our “light cut and sew” operations to Sderot and some of our webbing equipment to Nazareth. We evacuated our remaining operations from the Erez Industrial Zone in August 2005. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions as well as the Israeli Evacuation Compensation Law (2005) that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. At December 31, 2005, we recorded a receivable in the amount of $217,447, which represents costs incurred related to the evacuation of the Erez Industrial Zone, which according to the “Evacuation Law” we will recover from the State of Israel. Of theses costs, $127,865 represents the net book value of the facilities abandoned and $89,612 represents all other moving costs. In February 2006, three of our subsidiaries, Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. filed claims for compensation pursuant to the Evacuation Compensation Law. On November 30, 2006, we were notified that the Israeli Government determined that Export Erez Ltd. and Mayotex Ltd. are entitled to advanced payments in the amounts of approximately $452,000 and $71,000, respectively, which amount exceed the amount of the receivables on our financial statements. During January 2007 we received those sums. Further negotiations are currently taking place with respect to the final amount of compensation to be paid to our subsidiaries under their claim. However, we cannot provide any assurance that the claims, will be approved in full, or to what extent, or when the compensation will be paid.

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

        Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy to consider the establishment of a reserve for warranty expenses, based upon our historical experience. We have not established a reserve at December 31, 2006 and December 31, 2005. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

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

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net Revenues and Gross Profit Margin. Net revenues for the year ended December 31, 2006 decreased to $10,601,546 from $11,448,369 in the year ended December 31, 2005, a decrease of 7.4%. The decrease is primarily attributable to the first six month decrease in export sales, resulting mainly from the general decline in sales of bullet-resistant vests and from a reduction in sales to the IDF, due to the reduction of the IDF budget for 2006. The decrease in sales of bullet-resistant vests is due to the failure of the relatively new Zylon®-based body armor vest, and the uncertainty with respect to the future requirements of the American NIJ for certifying new bullet-resistant vests.

        In the year ended December 31, 2006, Export Erez accounted for $6,264,669 or 59.1%, of our revenues, Achidatex accounted for $3,362,467 or 31.7% of our revenues, and Owen Mills accounted for $974,410 or 9.2% of our revenues.

        The following table sets forth the breakdown of sales by segment for the fiscal years ended December 31, 2006 and December 31, 2005.

	Year Ended December 31,
	2006	2005

Sales to the local civilian market	$4,157,778	$2,492,839
Sales to the local military market	2,880,774	2,465,417
Export military sales	3,562,994	6,490,113

Total	$10,601,546	$11,448,369

        Gross profit for the year ended December 31, 2006 was $2,273,565 compared to $2,678,212 for the year ended December 31, 2005. This decrease in gross profit is principally attributable to decrease in sales. In the year ended December 31, 2006 Achidatex, Export Erez and Owen Mills accounted for 38.8%, 56.8%, and 4.4%, of our gross profit, respectively.In the year ended December 31, 2005, Achidatex, Export Erez and Owen Mills accounted for 46.5%, 48.5%, and 5%, of our gross profit, respectively. The revenues attributable to Owen Mills relate to the period beginning from February 28, 2005.

        Gross profit margin for the year ended December 31, 2006 was 21.4% compared to 23.4% for the year ended December 31, 2005. Achidatex’s gross margin for the year ended December 31, 2006 was 20% compared to 20.3% for the year ended December 31, 2005. Export Erez’s gross margin for the year ended December 31, 2006 was 18.6% compared to 19.9% for the year ended December 31, 2005. Owen Mills’ gross margin was 10.2% compared to 14.9% for the period since its acquisition and until the year ended December 31, 2005.

        Selling Expenses. Selling expenses for the year ended December 31, 2006 decreased 26% to $555,193 from $749,457 for the year ended December 31, 2005. The decrease in our selling expenses was attributable to the decrease in Military Export sales. Achidatex’s selling expenses for the year ended December 31, 2006 were $187,065 compared to $375,873 for the year ended December 31, 2005. Export Erez’s selling expenses for the year ended December 31, 2006 were $350,535 compared to $316,841 for the year ended December 31, 2005. For the period since its acquisition, Owen Mills selling expenses for the year ended December 31, 2006 were $17,593 compared to $56,743 for the period since its acquisition and until the year ended December 31, 2005.

        General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2006 increased 8.8% to $2,037,768 from $1,872,324 for the year ended December 31, 2005. This increase is mainly a result of settling accounts with our former auditors and an increase in legal fees.

        Financial Expenses. Our financial expenses increased to $370,774 for the year ended December 31, 2006 from $94,424 for the year ended December 31, 2005, principally as a result of the increase in short-term loans and an increase in interest rate and the decrease in the exchange rate between the U.S. Dollar and the New Israeli Shekels.

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants were recorded at fair value, based on the Black-Scholes pricing model, and will be revalued each reporting period with the change in fair value recorded as other income (expenses). For the year ended December 31, 2006 and 2005, the fair value adjustment resulted in a gain of $44,123 and $4,820, respectively.

        Other Income, Net. We had other income, net for the year ended December 31, 2006 of $44,343 as compared to other income, net of $92,914 for the year ended December 31, 2005. The decrease is mainly attributable to decrease in profit from marketable securities.

Income Tax Expense. Our income tax benefit for the year ended December 31, 2006 was $8,624 as compared to a tax expense of $71,515 for the year ended December 31, 2005, reflecting the changes in deferred taxes as a result of loss and changes in tax rates in Israel from 34% to 31%. As an Israeli tax payer, we are unable to include the loss of our United States operation in our consolidated income tax filings in Israel. Achidatex’s income tax benefit for the year ended December 31, 2006 was $30,574 compared to income tax expense of $42,330 for the year ended December 31, 2005. Export Erez’s income tax benefit for the year ended December 31, 2006 was $1,350 compared to income tax expense of $24,804 for the year ended December 31, 2005. Our United States operation income tax expense for the year ended December 31, 2006 was $23,300 compared to income tax benefit of $4,381 for the year ended December 31, 2005. The income tax expense for our United States operations for 2006 was due to recording a valuation allowance aggregating $147,958 against our net deferred tax assets which was mainly comprised of net loss carryforwards. . Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the year ended December 31, 2006, we recognized and recorded minority share in our loss of $22,899, compared with the minority share in our profit of $14,933 for the year ended December 31, 2005.

        Net Income (Loss). In the year ended December 31, 2006 we had a net loss of $330,523 as compared to net loss of $26,707 for the year ended December 31, 2005. In the year 2006, there was an extraordinary income of $240,658 derived from an advance compensation for the evacuation from the Erez Industrial Zone. Achidatex’s net loss for the year ended December 31, 2006 was $72,509 compared to $62,221 for the year ended December 31, 2005. Export Erez’s net profit for the year ended December 31, 2006 was $221,935 compared to a net loss of $107,046 for the year ended December 31, 2005. Owen Mills’ net loss for the year ended December 31, 2006 was $264,342 compared to $141,228 for the year ended December 31, 2005. Defense net loss for the year ended December 31, 2006 was $215,607 compared to net loss $54,746 for the year ended December 31, 2005.

        Other Comprehensive Income (Loss). We had other comprehensive income for the year ended December 31, 2006 of $224,729 as compared to other comprehensive loss of $154,391 for the year ended December 31, 2005. This income was principally attributable to the decrease of the U.S. dollar exchange rate against the NIS.

Liquidity and Capital Resources

Cash Flows

	Years ended
	December 31, 2006	December 30, 2005

Net cash provided by (used in) operating activities	$(257,033)	$551,653
Net cash used in investing activities	(201,347)	(669,543)
Net cash provided by (used in) financing activities	671,352	1,482,918
Net (decrease) increase in cash and cash equivalents	88,945	1,076,954
Cash and cash equivalents at beginning of period	1,581,967	505,013
Cash and cash equivalents at end of period	1,670,912	1,581,967

        As of December 31, 2006, we had $1,670,912 in cash and cash equivalents, $804,963 in trading securities and working capital of $4,803,629 as compared to $1,581,967 in cash and cash equivalents, $739,339 in trading securities and$4,618,405 in working capital at December 31, 2005.

        Net cash used in operating activities was $257,033 for the year ended December 31, 2006 as compared to $551,653 provided from operating activities for the same period in 2005. This was primarily attributable to increase in accounts receivable of $949,874 and increase in deposits for employee relations of $56,507, which was offset by decrease in inventory of $364,821 and increase in other liability of $403,312 and increase in accounts payable of $62,097.

        Net cash used in investing activities was $201,347 for the year ended December 31, 2006 as compared to $669,543 in the year ended December 31, 2005. During the year ended December 31, 2006, $247,527 (net of sales of fixed assets in the amount of $14,387), was used to purchase fixed assets and $46,180 (net of purchases of trading securities) derived from sale of our trading securities. Of the $261,914 used to purchase fixed assets $136,095 was used by Achidatex, $114,178 was used by Export Erez and $11,641 was used by Owen Mills.

        Net cash provided from financing activities was $671,352 for the year ended December 31, 2006 as compared to $1,482,918 provided in the year ended December 31, 2005. This amount was principally from the increase in short-term debt by $793,976 offset by net payments of long-term debt by $122,624.

        Most of our large contracts are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. Prior to 2005, we have historically achieved net profits on an annual basis, but our quarterly profits are not consistent on a quarter to quarter basis. Nevertheless, we have strived to balance our accounts payable and accounts receivable. Subject to an unexpected growth in inventories as a result of a future growth in sales or a significant change in raw material prices, we intend to use our cash flow from operations for the acquisition of companies or equipment.

        We anticipate that our research and development expenses in 2007 will reflect an annualized spending of approximately $80,000 per year.

        On June 15, 2005, we executed a securities purchase agreement, with a group of investors for a $1.1 million private placement of our common stock. Pursuant to such agreement, we issued 1,833,334 shares of our common stock to the investors at a price of $0.60 per share. In mid-December 2005, the escrow agent transferred $1.1 million to us and 1,915,467 shares (including 82,133 shares of our common stock issued to the placement agent) of our common stock as well as warrants to purchase 627,500 shares of common stock, to the investors. In 2006, an additional 1,368,191 shares of common stock that were held in escrow for the purpose of price protection, were exercised as required in the securities purchase agreement, due to the reduction of the share price below share protection price of $0.35.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2006.

Contractual Obligations		Payments due by Period
	Total	less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$1,532,713	$734,476	$642,674	$155,563	$--
Capital (finance) lease obligations	--	--	--	--	--
Operating lease obligations	590,339	295,346	294,993	--	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities
reflected on the Company's
balance sheet under U.S. GAAP	--	--	--	--	--

Total	$2,123,052	$1,029,822	$937,667	$155,563	--

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

         In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans (our Plans) as an asset or liability and to recognize as a component of other comprehensive income, including the gain or losses and prior service costs or credits and the transition asset or obligation remaining from the initial application of SFAS 87, Employers’ Accounting for Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements in our 2006 year-end balance sheet. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date no later than 2008. The Company does not expect the impact of the change in measurement date to have a material impact on our financial statements.

         In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The net impact of the adoption of FIN 48 has not yet been determined.

        In February 2006, FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, (SFAS 155) which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal year beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition, consolidated results of operations or cash flows.

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

        During 2006, the NIS rose approximately 8.2% against the dollar. In the period ending in December 31, 2006, there was deflation in Israel of 0.1% and the NIS appreciated in relation to the U.S. dollar at a rate of 8.2%, from NIS 4.603 per $1 on December 31, 2005 to NIS 4.225 per $1 on December 31, 2006. In the period ending in December 31, 2005 inflation in Israel was 2.38% while the NIS depreciated in relation to the U.S. dollar at a rate of 6.1%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected. We will also be adversely affected if the dollar depreciates against the Euro, the currency used for many of our purchases of raw material.

        We did not enter into any foreign exchange contracts in the year ended December 31, 2006.

Inflation and Seasonality

        We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of fiscal year. We expect to continue to experience slightly higher sales in the second and third quarters, and slightly lower sales in the fourth and first quarters, as a result of reduced sales on nondairy frozen desserts during those periods.

Market Risk

        At December 31, 2006 and 2005, we held cash and cash equivalents, in the aggregate amount of $1,670,912 and $1,581,967, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these deposits.

Interest Rate Risk

        We have variable rate loans that we borrow from Israeli banks which are based on the local Prime Rate. Each increase of 1% in the Prime Rate will increase our interest expense by $8,300.

Off-Balance Sheet Arrangements

        None.

Item 7.	Financial Statements.

        The following financial statements are filed as a part of this report immediately following the signature page, beginning at page 46, Index to Consolidated Financial Statements.

1.	Reports of Independent Registered Public Accounting Firms.

2.	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005.

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2006 and December 31, 2005.

4.	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006 and 2005.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005.

6.	Notes to Consolidated Financial Statements as of December 31, 2006 and 2005.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 8A.	Controls and Procedures.

        Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.

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

Name	Age	Position Held

Joseph Postbinder	60	Chief Executive Officer and Chairman of the Board of Directors
Baruch Tosh	51	President
Meira Postbinder	60	Vice President of Finance, Secretary, Treasurer and Director
Dan Zarchin	59	Vice President of Marketing and International Business Development and Director
Tsippy Moldovan	50	Chief Financial Officer and Director
Avraham Hatzor	62	Chief Operations Officer and Director
Motti Hassan	56	Director

        Joseph Postbinder has served as chairman of our board of directors since March 2002 and as our chief executive officer since March 1, 2003 and as chief executive officer of Export Erez Ltd. (formerly R.T.V. Ltd.) since July 1983. He also serves as chief executive officer of Mayotex Ltd. and Achidatex Nazareth Elite (1977) Ltd. Mr. Postbinder has a technical background in fine mechanics. Mr. Postbinder has managed Export Erez and Mayotex since he founded those companies in 1983 and 1990, respectively.

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

Employment Agreements

        We have an employment agreement with Mr. Baruch Tosh, our president, pursuant to which, Mr. Tosh is entitled to additional annual compensation of 1.5% of growth in our revenues. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash.

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

Code of Ethics

        We have adopted a Code of Ethics for Executive and Financial Officers, which applies to our chief executive officer, chief financial officer, corporate controller and other finance organization employees, and a Code of Conduct, which applies to all of our employees. The Code of Ethics and the Code of Conduct are publicly available on our website at www.defense-industries.com. Written copies are available upon request. If we make any substantive amendments to the Code of Ethics or the Code of Conduct or grant any waivers, including any implicit waiver, from a provision of these codes to our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on our website.

Item 10.	Executive Compensation

        The following summary compensation table sets forth information concerning the compensation earned by our named executive officers whose total salary in fiscal year 2006 totaled $100,000 or more. Our directors do not receive compensation for their services on the board of directors or any committee thereof. All of our directors are reimbursed for their expenses for each board of directors meeting attended.

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation

Joseph Postbinder – CEO	2004	$46,889	0	0	0	0	0	0

Joseph Postbinder – CEO	2005	$47,098	0	0	0	0	0	0

Joseph Postbinder – CEO	2006	$49,166	0	0	0	0	0	0

Tsippy Moldovan – CFO	2004	$20,701	0	0	0	0	0	0

Tsippy Moldovan – CFO	2005	$23,926	0	0	0	0	0	0

Tsippy Moldovan – CFO	2006	$27,567	0	0	0	0	0	0

        At December 31, 2006 we did not have any equity compensation plans, other than the employment agreement with Mr. Tosh, our President.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth the number of shares of common stock beneficially owned as of March 19, 2007 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each named executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2006; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock(3)

Joseph Postbinder (4)	19,440,212	67.5%
Baruch Tosh	-	-
Meira Postbinder (4)	9,788	*
Dan Zarchin	-	-
Tsippy Moldovan	55,000	*
Avraham Hatzor (5)	262,500	*
Motti Hassan	-	-
Gov Financial Holdings Ltd. (6)	3,351,706	11.64
All officers and directors as a group (7 persons)	19,867,500	69.0%

*	Less than 1% percent

(1)	The addresses of Joseph Postbinder, Baruch Tosh, Meira Postbinder, Dan Zarchin, Tsippy Moldovan, Avraham Hatzor and Motti Hassan are c/o Defense Industries International, Inc., 8 Brisel Street, Industrial Zone Sderot, Israel.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common stock relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based upon 28,793,198 shares of common stock outstanding, including 1,368,191 shares of common stock issuable under certain circumstances, in the event of decrease in the price of our common stock.

(4)	Joseph Postbinder is the spouse of Meira Postbinder.

(5)	Includes 239,477 shares held through Achidatex and 23,023 shares that are held directly.

(6)	Includes 337,934 shares of common stock issuable upon the exercise of series A warrants, 168,967 shares of common stock issuable upon the exercise of series B warrants.

Item 12.	Certain Relationships and Related Transactions.

Facility Lease

        Until August 2005, we leased approximately 2,000 square meters of a building in the Erez Industrial Area from Mr. Joseph Postbinder, our chief executive officer and chairman of the board of directors. In 2006, the rental expense was $68,400. The lease expired on August 31, 2005 as a result of the evacuation of our operations from the Erez Industrial Zone.

        Pursuant to a lease agreement effective since January 1, 2001, our subsidiary Achidatex leases an industrial building located in the Nazareth Industrial Zone, from a company owned by the shareholders of Achidatex, Mr. Avraham Hatzor, Mr. Fredy Davidovitz, Mr. Shmuel Davidovitz and a company owned by Mr. Postbinder. Following the decision of the Israeli Government to evacuate Israeli residents and businesses from the Erez Industrial Zone, we relocated the major production activities of our subsidiary Export Erez Ltd. from the Erez Industrial Area to this facility. The rental expense for 2006, in the amount of $180,000, was allocated equally between the two subsidiaries. The lease expires on December 31, 2008. We believe that our rental expenses for this building is fair under the circumstances and currently our rent is approximately 30% below prevailing fair market prices.

        Mayotex leases approximately 1,250 square meters of space in the Industrial Area of Sderot from Mr. Joseph Postbinder, our chief executive officer and chairman of the board of directors, primarily for its cut and sew operations. The annual rental expense for this space was $43,884 in 2006. The lease expired on December 31, 2006 and was renewed for an additional one-year term. The new annual rental expense will be $60,000. We believe that our rental expense for this building is fair under the circumstances and that our rent is approximately 7% below prevailing fair market prices that increased last year by approximately 15%.

Item 13.	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

23.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

        Fees to Principal Accountants

        The following table sets forth, for each of the years indicated, the fees incurred to our independent public accountants, Virchow, Krause & Company, LLP during 2006 and our former auditor Weinberg & Company, P.A. during 2006 and 2005.All of such fees were pre-approved by our Board of Directors.

	Year Ended December 31,
	2006	2005
Services Rendered	Fees	Fees

Audit (1)
– Paid to Virchow, Krause & Company, LLP	$60,029	$-
– Paid to Weinberg & Company, P.A.	-	148,500
Audit-related (2) – Paid to Weinberg & Company, P.A	20,958	-
Tax (3)	-	2,340
Other (4)	-	1,680

Total	$80,987	$152,520

(1)	Audit services consist of work performed in connection with the audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as consents letters for SEC registration statements.

(2)	Audit related fees - review and consents letter fee related to sec fillings.

(3)	Tax fees consist of services performed by the tax division for tax compliance, planning, and advice.

(4)	Other fees consist of services provided in connection with the purchase of the outstanding shares of Rizzo Inc., a California corporation by the company.

Pre-Approval Policies and Procedures

        Our board of directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Virchow, Krause & Company, LLP. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the board of directors’ approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the board of directors’ members, but the decision must be presented to the board of directors at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2007	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on April 5, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

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

/s/ Tsippy Moldovan —————————————— Tsippy Moldovan Chief Financial Officer and Director

/s/ Avraham Hatzor —————————————— Avraham Hatzor Chief Operations Officer and Director

/s/ Dan Zarchin —————————————— Dan Zarchin Director

/s/ Motti Hassan —————————————— Motti Hassan Director

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 and 2005

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONTENTS

PAGES	F-1 - F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-3 - F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND DECEMBER 31, 2005

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEAR ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

PAGE	F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

PAGES	F-7 - F-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

PAGES	F-9 - F-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Defense Industries International, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Defense Industries International, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Virchow, Krause & Company, LLP
Minneapolis, Minnesota
March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Defense Industries International, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Defense Industries International, Inc. and Subsidiaries as of December 31, 2005 and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
April 20, 2006

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	Note	December 31, 2006	December 31, 2005

CURRENT ASSETS
Cash and cash equivalents		$1,670,912	$1,581,967
Accounts receivable, net of allowance for doubtful accounts of $223,532
and $133,631, respectively		2,701,170	1,669,808
Accounts receivable - related parties, net of allowance for doubtful
accounts of $106,389 and $95,489, respectively		241,338	320,250
Inventories	4	2,708,965	2,921,998
Trading securities	3	804,963	739,339
Deferred taxes	11	111,531	72,255
Other current assets		930,392	646,731

Total Current Assets		9,169,271	7,952,348

PROPERTY, PLANT AND EQUIPMENT, NET	5	2,194,683	2,270,455

OTHER ASSETS
Fund in respect to employee rights upon retirement	10	459,391	382,988
Deferred taxes	11	8,296	10,119
Intangible assets, net	6	91,551	102,499

Total Other Assets		559,238	495,606

TOTAL ASSETS		$11,923,192	$10,718,409

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONT.)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Note	December 31, 2006	December 31, 2005

CURRENT LIABILITIES
Accounts payable		$947,361	$933,770
Short-term debt	7	2,440,231	1,796,135
Common stock to be issued		40,000	40,000
Other current liabilities	8	938,050	564,038

Total Current Liabilities		4,365,642	3,333,943

LONG-TERM LIABILITIES
Long-term portion of debt	9	798,237	712,940
Liability for employee rights upon retirement	10	340,328	272,190
Common stock to be issued		80,000	120,000
Embedded derivatives at fair value		123,654	166,777

Total Long-Term Liabilities		1,342,219	1,271,907

TOTAL LIABILITIES		5,707,861	4,605,850

Minority interest		903,138	889,086

COMMITMENTS AND CONTINGENCIES	12

SHAREHOLDERS' EQUITY	13
Common stock, $.0001 par value, 250,000,000 shares authorized, 28,793,198
and 27,301,930 issued and outstanding, respectively		2,879	2,730
Additional paid-in capital		2,552,738	2,512,887
Retained earnings		2,791,720	3,122,243
Accumulated other comprehensive loss		(35,144)	(414,387)

TOTAL SHAREHOLDERS' EQUITY		5,312,193	5,223,473

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$11,923,192	$10,718,409

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Year ended December 31
	2006	2005

NET REVENUES	$10,601,546	$11,448,369

COST OF SALES	8,327,981	8,770,157

GROSS PROFIT	2,273,565	2,678,212

OPERATING EXPENSES
Selling	555,193	749,457
General and administrative	2,037,768	1,872,324

Total Operating Expenses	2,592,961	2,621,781

INCOME (LOSS) FROM OPERATIONS	(319,396)	56,431

OTHER INCOME (EXPENSES)
Financial expense, net	(370,774)	(94,424)
Gain on fair value adjustment to embedded derivatives	43,123	4,820
Other income, net	44,343	92,914

Total Other Income (Expenses)	(283,308)	3,310

INCOME (LOSS) BEFORE INCOME TAXES	(602,704)	59,741

Income tax (expenses) benefits	(8,624)	71,515

Loss before minority interest	(594,080)	(11,774)

Minority interest (income) loss	(22,899)	14,933

NET LOSS BEFORE EXTRAORDINARY INCOME	(571,181)	(26,707)

Extra ordinary income, net of tax (Note 12)	240,658	-

NET LOSS	(330,523)	(26,707)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income (loss), net of minority interest of $36,949 and $18,887, respectively	342,294	(243,656)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(117,565)	89,265

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	224,729	(154,391)

COMPREHENSIVE LOSS	$(105,794)	$(181,098)

Net loss per share - basic and diluted	$(0.01)	$(0.001)

Weighted average number of shares outstanding - basic and diluted	28,151,395	26,455,933

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Number of outstanding shares of common stock	Common Stock Capital	Additional Paid-In Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total shareholders' Equity

Balance as of January 1, 2005	25,350,000	$2,535	$1,711,450	$3,148,950	$(151,844)	$4,711,091

Foreign currency translation loss	-	-	-	-	(262,543)	(262,543)

Common stock issued for cash	1,915,467	191	761,441	-	-	761,632

Common stock issued to acquire Rizzo Inc.	36,463	4	39,996	-	-	40,000

Net loss	-	-	-	(26,707)	-	(26,707)

Balance as of December 31, 2005	27,301,930	$2,730	$2,512,887	$3,122,243	$(414,387)	$5,223,473

Foreign currency translation loss	-	-	-	-	379,243	379,243

Common stock issued (2)	1,368,191	137	(137)	-	-	-

Common stock issued to acquire Rizzo Inc.(3)	123,077	12	39,988	-	-	40,000

Net loss	-	-	-	(330,523)	-	(330,523)

Balance as of December 31, 2006	28,793,198	2,879	2,552,738	2,791,720	(35,144)	5,312,193

(1)	Net of issuance expenses

(2)	See Note 13

(3)	See Note 1

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(330,523)	$(26,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	462,595	338,045
Provision for doubtful accounts	100,801	123,194
Gain on fair value adjustment to embedded derivatives	(43,123)	(4,820)
Deferred taxes	(33,173)	21,001
Minority interest in (income) loss of subsidiary	(22,899)	14,933
Net realized and unrealized gain on trading securities	(38,357)	(80,652)
Gain from sale of fixed assets	(8,415)	(10,021)
(increase) decrease in accounts receivable	(949,874)	989,290
Decrease in inventories	364,822	66,327
Increase in other current assets	(250,066)	(189,041)
(Increase) decrease in deposits for employee relations	(56,507)	100,346
(Decrease) increase in accounts payable	62,097	(123,364)
(Decrease) increase in other current liabilities	403,312	(602,967)
(Decrease) increase in provision for the severance of employer-employee relations	82,277	(63,911)

Net Cash Provided By(Used in) Operating Activities	(257,033)	551,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(261,914)	(889,260)
Proceeds from sale of property, plant and equipment	14,387	149,875
Cash acquired in acquisition of Owen Mills Company	-	20,415
Proceeds from sale of trading securities	897,956	870,521
Purchases of trading securities	(851,776)	(821,094)

Net Cash Used In Investing Activities	(201,347)	(669,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term debt, net	793,976	287,099
Proceeds from short term debt	-	21,726
Net proceeds from sale of common stock	-	933,229
Proceeds from long term debt	940,541	1,050,760
Repayment of long-term debt	(1,063,165)	(809,896)

Net Cash Provided By Financing Activities	671,352	1,482,918

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(124,027)	(288,074)

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,945	1,076,954

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,581,967	505,013

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,670,912	$1,581,967

INTEREST PAID	$88,924	$86,350

TAXES PAID	$259,357	$147,898

The accompanying notes are an integral part of the consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

On February 28, 2005, the Company acquired all the outstanding shares of Owen Mills for an aggregate amount of $351,986, see Note 1.

The following represents the fair value of assets acquired, net of liabilities assumed at the acquisition date:

2005

Cash and cash equivalents	$20,415
Accounts receivable	232,224
Other current assets	3,865
Property, plant and equipment	140,380
Inventory	179,306
Goodwill	80,900

Total assets purchased	657,090

Accounts payable	30,973
Loans long and short term	253,716

Total Liabilities assumed	284,689

Total net assets	372,401

Total consideration paid	$372,401

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

On February 28, 2006, the Company issued 123,077 shares of its common stock having a fair value of $40,000 at the date of issuance to the former shareholders of Owen Mills, pursuant to the acquisition agreement.

The accompanying notes are an integral part of the consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of the Company’s operations were located. The Company had owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, the Company moved its "light cut and sew" operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. In August 2005, the Company evacuated its remaining operations and abandoned the buildings owned and leased in the Erez Industrial Zone. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, as well as the “Evacuation Law” that was adopted by the Israeli Parliament, to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone (see note 12). In February 2006, three subsidiaries, Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. filed claims for compensation pursuant to the Evacuation Compensation Law. On November 30, 2006, the Company was notified that the Israeli Government determined that Export Erez Ltd. and Mayotex Ltd. are entitled to advanced payments in the amounts of approximately $452,000 and $71,000, respectively, which amount exceeded the amount of the receivables recorded on the Company financial statements. Further negotiations are currently taking place with respect to the final amount of compensation to be paid to the subsidiaries under their claim. However, the Company cannot provide any assurance that the claims, will be approved in full, or to what extent, or when the compensation will be paid.

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, the Company purchased all of the outstanding shares of Owen Mills Company in consideration for a $200,000 note payable and shares of the Company's common stock having a value of $200,000, based on the average closing price per share of the Company's common stock for the ten trading days preceding the issuance of such shares. The Company shall pay the $400,000 of aggregate consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company has paid the former shareholder of Owen Mills Company a total of $200,000; the present value of the cash payments is $172,401 (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the agreement (On April 27, 2005 the Company issued 36,463 shares of common stock having a fair value of $40,000 to the former shareholder of Owen Mills Company); and (iii) four annual payments of $40,000 in the form of the Company's common stock paid to the former shareholder of Owen Mills Company through February 2009. On April 3, 2006, the Company issued 123,077 shares of common stock having a fair value of $40,000, As of December 31, 2006, $120,000 is reflected on the Consolidated Balance Sheet as a liability for common stock to be issued. The Company acquired assets totaling $576,190 (consisting of cash of $20,415, accounts receivable, net of $232,224, inventories of $179,306, property, plant and equipment, net of $140,380, and other current assets of $3,865) and assumed liabilities of $284,689 (consisting of accounts payable of $30,973, other current liabilities of $160,046, and long-term debt of $93,670), which resulted in the recording of $80,900 in goodwill.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The acquisition of Owen Mills Company was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Owen Mills Company have been included in the consolidated statements of operations after the acquisition date of February 28, 2005.

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2005 assuming the acquisition had occurred at the beginning of 2005.

Year Ended December 31, 2005

Revenue	$11,607,948
Net loss	$28,464
Net loss per share - basic and diluted	$0.00

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
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2	SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd., Dragonwear Trading Ltd., Rizzo, Inc and its 76% owned subsidiary Achidatex Nazareth Elite (1977) Ltd. The minority interest represents the minority shareholders’ proportionate share of Achidatex.

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

Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2006 and 2005, a loss of $171,210 and a gain 72,610, respectively are included in financial expense, net in the accompanying consolidated statements of loss and comprehensive loss.

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
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

(F) Disclosure for certain risks and Concentrations of Credit Risk

The industry, in which the Company is involved, is competitive and is characterized by the risks of rapidly changing technologies and penetration into world markets. This requires the investment of considerable resources and continuous development efforts. The Company’s future success is dependent upon several factors including the quality and price/performance of its products relative to those of its competitors. Some of the Company’s competitors and potential competitors may have greater resources or more extensive business experience than the Company. There can be no assurance that the Company will be able to maintain the quality of its products relative to those of its competitors or to continue to develop or market new products effectively.

At December 31, 2006 and 2005, the Company held cash and cash equivalents, in the aggregate amount of $1,670,912 and $1,581,967, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(H) Trading Securities

The Company invests in mutual funds and common stock in Israel and in common stock in the United States.

All trading securities as of December 31, 2006 and 2005 are carried at their fair market value based upon quoted market prices of those investments at year end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income for the years ended December 31, 2006 and 2005.

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

(K) Intangible Assets

Intangible assets include purchased manufacturing knowledge that is being amortized using the straight-line method over the estimated useful life of eight years, and goodwill which is not being amortized, but is evaluated for impairment.

(L) Impairment of Long-lived assets

In accordance with the provisions of Financial Accounting Standard Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company reviews long-lived assets, including equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under Statement No 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of long-lived assets exceeds its fair value. At December 31, 2006 and 2005, there has been no such impairment.

(M) Revenue Recognition

Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. In accordance with Staff Accounting Bulletin (“SAB”) No.101 “Revenue Recognition in Financial Statements” (as updated by SAB 104) revenue is recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company provides a warranty on goods ranging from three to four years. The Company’s policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, the Company has not established a reserve at December 31, 2006 and 2005.

(N) Accounts Receivable

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

Provisions are made for doubtful accounts on a specific basis that, in management’s opinion, appropriately reflect the loss inherent in collection of the debts. This provision is made by management based on its assessment of the risk of the debt. This assessment involves reviewing, and relying on, information in its possession regarding the financial position of customers, the scope of their activities and evaluation of security the Company has received there from.

Bad debts are written off as incurred. The allowance for doubtful accounts was $329,921 and $229,120 in 2006 and 2005, respectively.

(O) Segments

During 2006 and 2005, the Company operated and managed two strategic business units: production for the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical (See Note 15(A) for segment information).

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During year 2006 and 2005 we recorded a valuation allowance for the full amount of our deferred tax assets due to uncertainties surrounding our ability to utilize our U.S. deferred tax assets. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance.

Deferred taxes were not created for taxes to be imposed on earnings distributed by subsidiary, as it is the Company policy not to distribute taxable dividends in the foreseeable future.

(Q) Per Share Data

Basic net income (loss) per share of common stock is computed based on the weighted average common stock outstanding during the year. Diluted net income per share of common stock is computed based on the weighted average common stock and common stock equivalents outstanding during the year. Common stock equivalents to purchase 627,000 shares of common stock were not included in diluted loss per share because their effect is anti dilutive.

(R) Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers as revenues and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of income are shipping and handling fees of $125,577 and $22,978 for the years ended December 31, 2006 and 2005, respectively.

(S) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses included in selling expenses were $68,134 and $70,407 for the years ended December 31, 2006 and 2005, respectively.

(T) Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $80,400 and $71,305 for the years ended December 31, 2006 and 2005.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(U) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No.87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which the changes occur through comprehensive income as well as prescribing additional disclosure requirements. The provisions of this statement are effective for all other companies in fiscal years ending after June 15, 2007. In addition, a company must now measure the fair value of its plan assets and benefit obligations as of the date of its year-end balance sheet. A company is no longer permitted to measure the funded status of its plan by being able to choose a measurement date up to three months prior to year end. This provision within the Standards is effective for all companies in fiscal years ending after December 15, 2008. The Company does not anticipate the adoption of these new accounting principles will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain tax positions. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The net impact of the adoption of FIN 48 has not yet been determined.

In February 2006, FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, (SFAS 155) which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal year beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition, consolidated results of operations or cash flows.

NOTE 3	TRADING SECURITIES

A reconciliation of original cost to fair market value for trading securities held at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Trading securities, at cost	$790,495	$713,690
Unrealized gain on trading securities	14,468	25,649

Trading securities at fair market value	$804,963	$739,339

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 4	INVENTORIES

Inventories at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Raw materials	$1,290,351	$1,815,021
Work in progress	609,555	592,751
Finished goods	809,059	514,226

	$2,708,965	$2,921,998

NOTE 5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005	Estimated Useful Life

Buildings	$31,172	$27,395	15 -25 Years
Leasehold improvements	336,536	280,993	10 Years
Motor vehicles	512,577	427,153	5-7 Years
Office equipment and furniture	375,938	324,289	3 - 14 Years
Equipment	3,939,695	3,663,354	5 Years

	5,195,918	4,723,184
Less: Accumulated depreciation	(3,001,235)	(2,452,729)

	$2,194,683	$2,270,455

Depreciation expense for the years ended December 31, 2006 and 2005 was $451,647 and $328,269, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 6	INTANGIBLE ASSETS

In October 2000, the Company purchased the knowledge to manufacture ceramic plates with a ballistic cloth covering for $89,100. This amount is being amortized over the estimated useful life of eight years.

Intangible assets at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Goodwill	$80,900	$80,900
Purchased manufacturing knowledge	89,100	89,100
Less accumulated amortization	(78,449)	(67,501)

	$91,551	$102,499

Amortization expense for the years ended December 31, 2006 and 2005 was $10,948 and $9,776, respectively, the amortization expense refers to manufacturing knowledge. Estimated amortization expense is expected to be $10,651 for 2007 and $0 thereafter.

NOTE 7	SHORT-TERM DEBT

Short-term debt at December 31, 2006 and 2005 consisted of the following:

	Interest Rates	2006	2005

Overdraft credit	7% - 12% (average
	rate of 10%)	$919,955	$501,793
Short-term bank loans	6% - 7.5% (average
	rate of 7%)	785,800	459,945
Current portion of long-term debt		734,476	834,397

		$2,440,231	$1,796,135

The overdraft credit is a revolving credit facility due on demand. The short-term bank loans at December 31, 2006 are due on demand.

To secure its short-term liabilities and long-term loans (see Note 9), the Company has a blanket floating lien in favor of several Israeli banks on all assets, securities, notes and other trade instruments that are deposited with the banks.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 8	OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Government	$28,805	$10,172
Employees and institutions for payroll and related taxes	281,285	167,703
Shareholder loans payable (Note 14)	11,207	86,626
Advances from customers	142,580	89,413
Accrued expenses	467,345	203,296
Taxes	6,828	6,828

	$938,050	$564,038

NOTE 9	LONG-TERM DEBT

Consist of:

	2006	2005

Loans from bank institutes	$1,532,713	$1,547,337

Less - current maturities	(734,476)	(834,397)

	$798,237	$712,940

On December 24, 2003, the Company borrowed $388,216 at an interest rate of 7%. The terms are 60 monthly payments commencing January 24, 2004 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $161,144, of which $80,471 is included in the current portion of long-term debt.

On May 31, 2004, the Company obtained two loans of $92,850 each at an interest rate of 7.02%. The terms are 56 monthly payments commencing June 1, 2004 with each payment consisting of a fixed principal along with accrued interest. As of December 31, 2006 the balance of each loan was $46,098 of which $21,261 is included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On April 18, 2005, the Company borrowed $21,909 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2006). The terms are 48 monthly payments commencing May 21, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $14,646 of which $6,008 is included in the current portion of long-term debt.

On April 18, 2005, the Company borrowed $29,502 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2006). The terms are 48 monthly payments commencing May 21, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $19,722, of which $7,987 is included in the current portion of long-term debt.

On July 29, 2005, the Company borrowed $543,125 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2005). The terms are 24 monthly payments commencing August 29, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $180,063 of which $180,063 is included in the current portion of long-term debt.

On July 31, 2005, the Company borrowed $434,500 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2005). The terms are 34 monthly payments commencing August 31, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $144,986 of which $144,986 is included in the current portion of long-term debt.

On December 29, 2005, the Company borrowed $21,725 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2006). The terms are 36 monthly payments commencing January 28, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $16,424 of which $7,879 is included in the current portion of long-term debt.

On May 31, 2006, the Company borrowed $38,958 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2006). The terms are 48 monthly payments commencing Jun 1, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $33,987 of which $9,177 is included in the current portion of long-term debt.

On May 24, 2006, the Company borrowed $189,349 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2006). The terms are 36 monthly payments commencing Jun 24, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $157,084 of which $60,996 is included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On May 24, 2006, the Company borrowed $213,018 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2006). The terms are 36 monthly payments commencing Jun 24, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $171,862 of which $70,978 is included in the current portion of long-term debt.

On April 10, 2006, the Company borrowed $473,373 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6% at December 31, 2006). The terms are 60 monthly payments commencing May 10, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2006, the balance of the loan was $422,768 of which $83,409 is included in the current portion of long-term debt.

On February 28, 2005, the Company acquired all the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company) for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in common stock of the Company, both of which are to be paid over five years. As of December 31, 2005 the balance of the note was $117,831 of which $40,000 is included in the current portion of long term debt.

All of the Company’s long-term debt is collateralized by a floating guarantee on essentially all of the Company’s assets (See Note 7).

Required principal payments (including current maturities) on long-term debt as of December 31, 2006 were as follows:

Year	Amount

2007	$734,476
2008	423,841
2009	218,833
2010	120,953
2011	34,610

1,532,713

Less: current portion	734,476

Long-term portion of debt	$798,237

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 10	LIABILITY AND FUNDS FOR EMPLOYEE RIGHTS UPON RETIREMENT

Consist as follows:

	2006	2005

Deposits for the severance of employer-employee relations	$459,391	$382,988
Provision for the severance of employer-employee relations	$340,328	$272,190

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

Certain classes of the Company’s employees are included in a comprehensive defined contribution pension plan for industrial workers and the Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 6% to 13% of the employee’s salary each month to the pension fund. Contributions charged to operations were approximately $165,021 and $120,081 in 2006 and 2005, respectively. Part of the Company’s contributions relate to the Company’s liability for severance pay for the period commencing from the date when the employee joined the program. The amount required to cover the liability of the Company for severance pay to such employees prior to their joining the program was deposited with a severance pay fund. For employees other than those referred to above, the Company’s liability is covered by regular payments to severance pay funds.

The amounts maintained with insurance companies and the pension funds are not under control of the Company and therefore, are not reflected in the consolidated financial statements. The deposits presented in the consolidated balance sheets include profits and interest in the fund accumulated to the consolidated balance sheet date. The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Pay Law as discussed above.

NOTE 11	INCOME TAXES

The United States parent company and its United States subsidiary file a consolidated tax return and each of the Israeli subsidiaries file separate tax returns. The Israeli companies are taxed in Israel at a corporate tax rate of 31% and are subject to the Israel Income Tax Law (Inflation Adjustment) of 1985. Under this law, results of operations for income tax purposes are measured in real terms in accordance with the changes in the Israeli Consumer Price Index. The inflation adjustment is expressed as financing costs or income and is applied as an adjustment to book income for purposes of computing income taxes.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On June 29, 2004, the Israeli Parliament published the Income Tax Ordinance Amendment (No. 140 and Ad Hoc provision) Law, 2004 (the – “amendment”), which provides for the gradual reduction – commencing from January 1, 2004 – in the rate of corporate tax from 36% to 30%, in the following manner: the rate for 2004 will be 35% in 2005 – 34%, in 2006 – 32% and in 2007 and thereafter – 30%. The amendment was signed at the beginning of July 2004 by the Officials authorized by the state of Israel to approve it, and was published in the Official Gazette of the Government of Israel on July 11, 2004.

On July 2005, the Israeli Knesset passed in second and third reading the Law for amending the Income Tax Ordinance (No. 147), 2005, according to which, commencing in 2006 for which a 31% tax rate was established, the corporate income-tax rate would be gradually reduced, through 2010, in respect of which a 25% tax rate was established

Income tax expense for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005

Current United States	$-	$-
Current Israel	28,829	59,705
Deferred Israel and United States	(37,453)	11,810

Income tax expense (benefit)	$(8,624)	$71,515

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2006 and 2005 (computed by applying United States statutory rates and the Israeli tax rates to income before taxes) as follows:

	2006	2005

Computed "expected" tax expense (benefit)	$(160,935)	$105,134
Non-tax deductible expenses	13,448	78,080
State income tax	(9,000)	--
Inflationary adjustment	(3,702)	(36,773)
Revenues tax exempt or taxable at different rate	--	(76,510)
Valuation allowance due to losses carry forward in respect to our United States operation	147,958	--
Other	3,607	1,584

	$(8,624)	$71,515

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005

Deferred taxes asset - current:
Allowance for doubtful accounts	$86,977	$61,727
Trading securities	(19,587)	(5,935)
Reserve for vacation pay	44,141	16,463

Total deferred tax assets, current	$111,531	$72,255

Deferred taxes asset, net - non current:
Depreciable fixed assets	$25,951	$(3,800)
Net operating loss carry forward	186,660	61,202

Liability for employee rights upon retirement	(17,655)	(8,581)

	194,956	48,821
Less - valuation allowance due to losses carry forward in respect of our United States operation	(186,660)	(38,702)

Total deferred tax assets, non-current	$8,296	$10,119

At December 31, 2006, the United States parent company and its United States subsidiary had net operating loss carryforwards of approximately $481,368 for income tax purposes, available to offset future taxable income expiring in 2023. The consolidated financial statements include a valuation allowance for our United States operation loss carry forwards, at the amount of $186,660, and $38,702 for the years ended December 31, 2006 and 2005, respectively. The net change in the total valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $147,958 and $0, respectively. Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation. For the United States parent company and its United States subsidiary deferred taxes were computed at a rate of 34% for federal taxes and 5% for state taxes and 29% for the Israeli subsidiaries was the expected rate to be in force when the deferred tax assets and liabilities are realized.

NOTE 12	COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company’s executive offices are located in 8 Brisel Street, Industrial Zone, Sderot. The Company’s manufacturing, production and distribution facilities are scattered over several locations in Israel as follows:

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Nazareth Industrial Area: the production activities of the Company’s subsidiary, Achidatex and part of production activity of Export Erez( Since the beginning of 2005, following the decision of the Israeli Government to remove Israeli residents from the Erez Industrial Zone [see Note 12 (D)], we have relocated the major production activities of our subsidiary Export Erez Ltd. from Erez Industrial Area to this facility) are located in a 6,000 square meter building in Nazareth Industrial Area which is owned by an affiliated party. The annual rental expense for this facility is $180,000. The lease expires in December 2008.

Petah-Tikva: Achidatex leases approximately 300 square meters for its executive offices in Petah-Tikva at annual rental expense of $21,600. The lease expires in December 2007.

Industrial Area of Ashdod: Mayotex leases a 230 square meter space in the Industrial Area of Ashdod for its car armor installations. The annual rental expense for this space is $12,000. The lease expires on December 31, 2007.

Industrial Area of Sderot: as of January 2, 2005, Mayotex leases an approximately 1,250 square meter space in the Industrial Area of Sderot primarily for its cut and sew operations. The lease expires on December 31, 2006 and is renewable for an additional one year term. The annual rental expense for this space will be $45,000 in 2006.

Van Nuys, California: as of September 1, 2003, Owen Mills leases an approximately 9,000 square feet space in Van Nuys, California for its operations. The lease expires on August 31, 2008. The annual rental expense for this space is $54,000.

Under a lease agreement effective January 1, 2005, the Company leases an industrial building located in the Alon Tavor Industrial Zone for its operation purchased from Chemoplast at an annual rental expense of $59,850. The lease expires in March 31, 2009. Under the lease, the annual rental expense increase in 2.5% annually.

Future minimum lease payments under the terms of the operating leases were follows as of December 31, 2006:

Year	Amount

2007	$295,346
2008	278,880
2009	16,116

$590,342

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Rent expense under the operating leases for the years ended December 31, 2006 and 2005 was $374,600 and $332,667, respectively.

(B) Contingencies

The Company has an employment agreement with the President of the Company, pursuant to which the President is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002. The President, at his option, may receive shares of common stock in lieu of cash. For the year ended December 31, 2004, the President was entitled to bonus compensation in the amount of $21,102, or 42,204 shares of the Company’s common stock in lieu of such compensation (having a fair value of $48,957), which was accrued and included in other current liabilities and subsequently paid in 2005. For the year ended December 31, 2006 and 2005, there was no bonus due to the President of the Company.

(C) Other Matters

Mayotex Ltd., and Export Erez Ltd. received a notification of audit from the Israeli Internal Revenue Service for the years ended December 31, 2002, 2003, 2004 and 2005. The audit is in the initial stage and the Company is unable to determine, what effect, if any, the audit will have on the consolidated financial statements.

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

The Company incurred $217,477 in costs related to the evacuation of its facilities located in the Erez Industrial Zone in the Gaza Strip, which includes $89,612 in moving expenses and $127,865, of net book value for the building that was abandoned. The Company believes that it will be reimbursed in full for all costs related to the evacuation as well as the fair market value of the facilities abandoned in the Erez Industrial Zone. As a result, the Company has reclassified the net book value of the assets abandoned as well as the evacuation costs to a receivable from the State of Israel in the amount of $217,477 which is included in Other Current Assets in the Consolidated Balance Sheet at December 31, 2005. On November 30, 2006 the Company was notified that the Israeli Government determined that Export Erez Ltd. and Mayotex Ltd. were entitled to advanced payments of approximately $452,000 and $71,000, respectively, which amount exceed the amount of the receivables on the Company financial statements. Accordingly, the Company recorded extraordinary income, net of related taxes, of $ 240,658 based on the amount by which the actual compensation exceeded the estimated cost reimbursement.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Further negotiations are currently taking place with respect to the final amount of compensation to be paid to the subsidiaries under their claim. However, the Company cannot provide any assurance that the claims, will be approved in full, or to what extent, or when the compensation will be paid.

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

As of December 31, 2005, the Company has issued 1,915,467 shares of common stock for cash of $761,441 net of issuance costs.

On June 16, 2006 the Company issued an additional 1,368,191 shares to the investors as its share price in 2006 dropped below $0.6 per share.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company accounted for the warrants issued based on guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” Accordingly, the warrants are treated as derivatives and classified as a liability with a fair value of $171,597 at the transaction date of the warrants. The warrants fair value, computed based on the Black-Scholes pricing model, is being revalued each reporting period with the change in fair value recorded as other income (expenses). For the year ended December 31, 2006 and 2005 the fair value adjustment resulted in a gain of $4,820 and $43,123, respectively.

The parameters used in application of the Black-Scholes pricing model are as follows:

Risk-free interest rate – 4.2% and 4.5% for 425,000 and 202,500 warrants respectively.

Volatility – 234% and 437% for 425,000 and 202,500 warrants respectively.

Dividend yield – none.

Expected life of the options – six months and three years and six months for 425,000 and 212,500 warrants, receptively.

NOTE 14	RELATED PARTIES

(A) Transactions with Related Parties

The Company has signed lease agreements with the principal shareholder of the Company. The Company’s subsidiaries, Achidatex, and Export Erez Ltd. has signed lease agreements with a company owned by minority shareholders of Achidatex (See Note 12(A)).

The Company has an employment agreement with the President of the Company.

(B) Income and (Expenses) Transactions with Related Parties

	2006	2005

Salaries and related benefits	$(229,468)	$(167,556)
Lease and rent expenses	(225,494)	(256,806)
Sales to (purchase from) affiliate company**	(139,742)	37,222

(C) Balances with Related Parties

	2006	2005

Accounts receivable affiliate company*	$--	$9,958
Accounts receivable affiliate company**	241,338	310,292

	$241,338	$320,250

Loans payable affiliate person ***	$44,301	$86,626

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

* Controlling share holder of the Company is a principal shareholder of this affiliate. The receivable resulted from the sale of products in the ordinary course of business.

** Some of the shareholders of this affiliate are the minority shareholders in Achidatex. The receivable resulted from the sale of products in the ordinary course of business.

*** Controlling share holder.

NOTE 15	SEGMENT INFORMATION AND CONCENTRATIONS

(A) Sales and Income from Operations:

	Civilian Local	Military Local	Military Export	Consolidated

December 31, 2006
Net sales	$4,157,778	$2,880,774	$3,562,994	$10,601,546
Income from operations	(263,733)	(18,441)	(37,222)	(319,396)

December 31, 2005
Net sales	$2,492,839	$2,465,417	$6,490,113	$11,448,369
Income from operations	21,055	12,809	22,567	56,431

(B) Single Customers Exceeding 10% of Sales:

	2006	2005

Customer A (Israeli Ministry of Defense and Government of Israel)	$2,507,491	$2,099,918
Customer B (Military Export)	$(1) --	$1,141,234

Accounts receivable balance
Customer A (Israeli Ministry of Defense and Government of Israel)	$1,131,896	$420,252
Customer B (Military Export)	$--	$198,209

(1)	In the year 2006 the sales to Customer B were less than 10%