Form 10QSB
period 2007-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2007-05-15
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to ___

Commission file number: 1-9009

Defense Industries International, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1421483

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of May 6, 2007, the Issuer had 28,867,272 shares of Common Stock, $.0001 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,737,038	$1,670,912
Accounts receivable, net of allowance for doubtful accounts
of $221,598 and $223,532, respectively	3,263,118	2,701,170
Accounts receivable - related parties, net of allowance for doubtful
accounts of $108,181 and $106,389, respectively	356,004	241,338
Inventories	4,177,192	2,708,965
Trading securities	847,470	804,963
Deferred taxes	125,380	111,531
Other current assets	431,989	930,392

Total Current Assets	10,938,191	9,169,271

PROPERTY, PLANT AND EQUIPMENT, NET	2,186,339	2,194,683

OTHER ASSETS
Funds in respect of employee rights upon retirement	483,937	459,391
Deferred taxes	2,163	8,296
Intangible assets, net	89,023	91,551

Total Other Assets	575,123	559,238

TOTAL ASSETS	$13,699,653	$11,923,192

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,2007	December 31, 2006
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,539,415	$947,361
Short-term debt	2,332,155	2,440,231
Common stock to be issued	40,000	40,000
Embedded derivatives at fair value	6,500	57,404
Other current liabilities	861,915	938,050

Total Current Liabilities	5,779,985	4,423,046

LONG-TERM LIABILITIES
Long-term portion of debts	702,863	798,237
Liability for employee rights upon retirement	342,516	340,328
Common stock to be issued	80,000	80,000
Embedded derivatives at fair value	56,000	66,250

Total Long-term Liabilities	1,181,379	1,284,815

TOTAL LIABILITIES	6,961,364	5,707,861

Minority interest	934,017	903,138

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $.0001 par value, 250,000,000 shares authorized, 28,793,198 issued and outstanding	2,879	2,879
Additional paid-in capital	2,552,738	2,552,738
Retained earnings	3,256,784	2,791,720
Accumulated other comprehensive loss	(8,129)	(35,144)

Total Shareholders' Equity	5,804,272	5,312,193

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,699,653	$11,923,192

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

NET REVENUES	$3,914,572	$1,833,371

COST OF SALES	2,626,405	1,524,473

GROSS PROFIT	1,288,167	308,898

OPERATING EXPENSES
Selling	239,765	135,689
General and administrative	413,893	394,250

Total Operating Expenses	653,658	529,939

INCOME (LOSS) FROM OPERATIONS	634,509	(221,041)

OTHER (EXPENSES) INCOME
Financial expenses, net	(84,272)	(7,383)
(Loss) gain on fair value adjustment to embedded derivatives	61,154	29,218
Other income, net	42,004	30,288

Total Other (Expenses) Income	18,886	52,123

INCOME (LOSS) BEFORE INCOME TAXES	653,395	(168,918)

Income tax expenses	(165,221)	(15,222)

Income (loss) before minority interest	488,174	(184,140)

Minority interest (income) loss	(23,110)	28,130

NET INCOME (LOSS)	465,064	(156,010)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss), net of minority interest portion	21,830	(92,551)
Income tax (expenses) benefit related to items of other comprehensive income (loss)	(9,185)	32,741

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	12,645	(59,810)

COMPREHENSIVE INCOME (LOSS)	$477,709	$(215,820)

Net income (loss) per share - basic and diluted	$0.02	$(0.01)

Weighted average number of shares outstanding - basic and diluted	28,793,108	27,301,930

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$465,064	$(156,010)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Items not affecting cash:
Depreciation and amortization	119,048	100,886
Gain from sale of property, plant and equipment	(14,419)	--
Provision for doubtful accounts	16,436	(7,975)
Gain on fair value adjustment to embedded derivatives	(61,154)	(29,218)
Deferred taxes	(5,982)	7,034
Net realized and unrealized gain on trading securities	(27,454)	(27,693)
Minority interest in income (loss) of subsidiary	23,110	(28,130)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(652,401)	13,708
Decrease in other assets	511,629	54,912
(Increase) decrease in inventories	(1,431,923)	315,573
(Increase) decrease in trading securities	(8,257)	18,025
Increase in funds in respect of employee rights upon retirement	(17,899)	(3,369)
Increase (decrease) in accounts payable	1,578,980	(62,627)
Decrease in other liabilities	(89,475)	(189,917)
Decrease in liability for employee rights upon retirement	(2,736)	(5,641)

Net Cash provided by (used in) Operating Activities	402,567	(442)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(94,779)	(71,762)
Proceeds from sale of property, plant and equipment	26,168	--

Net Cash used in Investing Activities	(68,611)	(71,762)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Short-term debt, net	(27,609)	345,502
Repayments of long-term debt	(218,937)	(218,839)

Net Cash (used in) provided by Financing Activities	(246,546)	126,663

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(21,284)	(98,501)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,126	(44,042)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,670,912	1,581,967

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,737,038	$1,537,925

INTEREST PAID	$66,887	$32,080

TAXES PAID	$79,794	$24,482

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

On February 28, 2006, the Company issued 123,077 shares of its common stock having a fair value of $40,000 at the date of issuance.

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of March 31, 2007 and for the three month period then ended (the “Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2006.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three months period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2006 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The Interim Financial Statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd., Dragonwear Trading Ltd, Rizzo, Inc. (d/b/a Owen Mills) and its 76% owned subsidiary Achidatex Nazareth Elite (1997) Ltd. for all periods presented (collectively, the “Company”). The minority interest represents the minority shareholders’proportionate share of Achidatex Nazareth Elite (1997) Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

F.	Recent accounting pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. The Company is evaluating the impact that the adoption of EITF No. 06-10 will have on its financial statements.

G.	First adoption of new accounting standards

The Company adopted FIN 48 as of January 1, 2007, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain tax positions and prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The effect of first adoption was not material.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 2	INVENTORIES

Inventories consist of:

	March 31,2007	December 31, 2006

Raw materials	$1,757,965	$1,290,351
Work in progress	755,410	609,555
Finished goods	1,663,817	809,059

	$4,177,192	$2,708,965

NOTE 3	SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company has two strategic business units: the civilian market and the military market. The military and the civilian markets are further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the three months ended March 31, 2007

Revenue from sales	$880,965	423,919	1,541,446	1,068,242	3,914,572
Profit from operations	55,241	78,825	326,961	173,481	634,509

For the three months ended March 31,2006

Revenue from sales	$733,821	61,609	540,773	497,168	1,833,371
Loss from operations	(109,402)	(9,185)	(44,611)	(57,843)	(221,041)

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

B.	Revenues from Sales to Single Customers Exceeding 10% of Sales:

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

Customer A (Military Local)	$1,541,446	$427,393
Customer B (Civilian Export)	423,919	61,609

NOTE 4	SUBSEQUENT EVENTS

On May 1, 2007, the Company issued 74,074 shares of common stock, having a fair value of $40,000 at date of issuance, to the former owner of Owen Mills. The shares were issued pursuant to the agreement we signed on February 28, 2005 to acquire the business of Owen Mills.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

        This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 Annual Report on Form 10-KSB. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

        Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses, based upon our historical experience. We have not established a reserve at March 31, 2007 and December 31, 2006. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

        Foreign Currency Translation and Transactions. The functional currency of Export Erez, Ltd., Mayotex Ltd., and Achidatex Nazareth Elite is the New Israeli Shekel, or NIS. The functional currency of Dragonwear Trading Ltd. is the Cyprus Pound, or CYP. The financial statements of Dragonwear are translated into NIS. The financial statements for all of these entities are then translated into U.S. dollars from NIS at period-end exchange rates as to assets and liabilities and at average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. Any change in exchange rates may have a material impact on our financial position and results of operations.

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

        Property Plant and Equipment. Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years. These long-lived assets are generally evaluated on an individual basis in making a determination as to whether such assets are impaired. Periodically, we review our long-lived assets for impairment based on estimated future non-discounted cash flows attributed to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The use of different assumptions with respect to the expected cash flows from our assets and other economic variables, primarily the discount rate, may lead to different conclusions regarding the recoverability of our assets’ carrying values and to the potential need to record an impairment loss for our long-lived assets.

Overview

        We are a manufacturer and global provider of personal military and civilian protective equipment and supplies. Our products are used by military, law enforcement, border patrol enforcement, other special security forces, corporations, non-governmental organizations and individuals throughout the world.

        Our main products include body armor, bomb disposal suits, bullet proof vests and jackets, ballistic wall coverings, bullet proof ceramic and polyethylene panels, V.I.P. car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products, tents and other camping and travel gear.

        We believe that current international tensions, the events of September 11, 2001 as well as terror attacks in Europe, Asia and Africa in recent years, the continuing war on terrorism, and the continuing conflict in Iraq are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

        We expect to address this growth by offering a comprehensive array of high quality branded security products that meet our customers’ increasingly complex security products requirements. We intend to enhance our position in the industry through additional strategic acquisitions and we believe that these acquisitions will also assist us to broaden our portfolio of products.

        The following elements define our growth strategy:

—	Expansion of our research and development activities in order to be able to provide new and innovative products and solutions. In 2005, we built a ballistic laboratory in our facilities in the Nazareth Industrial Area, and purchased equipment for ballistic research and development. In 2006, we allocated part of the proceeds of our 2005 private placement for research and development of new ballistic solutions.

—	Pursuit of strategic acquisitions. In addition to our acquisition of Owen Mills and of the operations of Chemoplast, we intend to continue to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

—	Expansion of our distribution networks and product offerings. We expect to continue to strengthen our distribution network by expanding our range of branded law enforcement equipment through the acquisition of and by investing in development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Material Trends

        Local Military Market. The Israeli Military defense budget has been subject to reductions since the second half of the 2003. As a result, the demand for our products declined in the second half of 2003 and stabilized at a lower level during the three years ended December 31, 2006.

        In the second half of 2005, the Israeli Government evacuated the Gaza strip. As a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces, or IDF, indicated that it will slightly reduce its manpower and that its battlefield equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In addition, as a result of the war between Israel and the Hezbollah in Lebanon, which started in July 2006, many Israeli reserve forces were activated, and a large amount of stored equipment was removed from dry-storage compartments and mobilized. In light of this event, we believe that our military business will grow as a result of an increase in the demand for our dry storage systems products, bulletproof vests and other military gear. Such increase was reflected in the fourth quarter of 2006, continued in the first quarter of 2007 and we expect the trend to continue into the rest of 2007. In the first three months of 2006 and 2007, sales to the Israeli Ministry of Defense were $427,393 and $1,541,446 accounting for 23.3% and 39.4% of our sales.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets.

        Since 2003, we have increased our export efforts as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America and Europe and Australia. We believe that those markets are growing and that any future success in such markets is mainly dependent on our ability to be competitive in our pricing and the quality of our products.

        For the three months ended March 31, 2007 and 2006 ,our export military sales were $1,068,242 and $497,168, respectively. In the first three months of 2006 and 2007, we had sales of $67,673 and $610,331 in South America, sales of $93,497 and $23,104 in North America, sales of $265,816 and $85,087 in Europe, and no sales in Australia in 2006 comparable to $349,720 in 2007.

        As a result of the above, we expect that our export military business will grow in the next two to three years.

        Local Civilian Market. Our product range to the civilian market is diversified. In 2006 and 2005, our local market business grew as a result of the improvement of the economic situation in Israel. We expect an increase in this market in 2007 and in the future.

        Export Civilian Market. Our product range to the export civilian market consists of a range of several similar products to the agriculture sector to a single US based customer. The products we manufacture are distributed by us directly to the end users located worldwide.

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

        Backlog. We had approximately $7.53 million of unfilled customer orders at March 31, 2007, out of which approximately $5.3 million was attributable to the Israeli Ministry of Defense, approximately $210,000 was attributable to the Israeli civilian market, approximately $1.3 million was attributable to the U.S. market, $400,000 was attributable to orders from military customers in South America, and approximately $320,000 was attributable to orders from Europe, Asia and Africa.

Prior operations in the Erez Industrial Zone

        During 2004, the Israeli Government decided to evacuate persons and companies from the Erez Industrial Zone in the Gaza Strip where part of our operations was located. During the second half of 2004, we prepared for the eventual evacuation of facilities we owned and leased within this area by merging existing production facilities. We moved one of our “light cut and sew” operations to Sderot and some of our webbing equipment to Nazareth. We evacuated our remaining operations from the Erez Industrial Zone in August 2005. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions as well as the Israeli Evacuation Compensation Law (2005) that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. On November 30, 2006, we were notified that the Israeli Government determined that Export Erez Ltd. and Mayotex Ltd. are entitled to advanced payments in the amounts of approximately $452,000 and $71,000, respectively, which amount exceed the amount of the receivables on our financial statements. During January 2007 we received those sums. Further negotiations are currently taking place with respect to the final amount of compensation to be paid to our subsidiaries under their claims. However, we cannot provide any assurance that the claims, will be approved in full, or to what extent, or when the compensation will be paid.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Results of Operations

        Net Revenues and Gross Profit Margin. Net revenues for the three months ended March 31, 2007 increased to $3,914,572 from $1,833,371 in the same period in 2006, an increase of 113.5%. The increase is primarily attributable to a general increase in all of our market segments. In the three months ended March 31, 2007, Achidatex, Export Erez and Owen Mills accounted for $1,108,330 or 28.3%, $2,528,265 or 64.6%, and $277,977 or 7.1% of our revenues, respectively. In the three months ended March 31, 2006 Achidatex, Export Erez, and Owen Mills accounted for $1,977,844 or 53.7%, $1,624,523 or 44.1%, and $82,113 or 2.2% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006

Sales to the local civilian market	$880,965	$733,821
Sales to the export civilian market	423,919	61,609
Sales to the local military market	1,541,446	540,773
Export military sales	1,068,242	497,168

Total	$3,914,572	$1,833,371

        Gross profit for the three months ended March 31, 2007 was $1,288,167 compared to $308,898 for the same period in 2006. This increase in gross profit is principally attributable to the increase in sales, the increase in production resulting in the increased absorption of fixed manufacturing expenses and sales of higher margin product during the three months ended March 31, 2007 compared to the same period in 2006. In the three months ended March 31, 2007 Achidatex, Export Erez, and Owen Mills accounted for 32.0%, 59.8% and 8.2%, of our gross profit, respectively. In the three months ended March 31, 2006, Achidatex, Export Erez and Owen Mills accounted for 42.8%, 41.9%, and 15.3%, of our gross profit, respectively.

        Selling Expenses. Selling expenses for the three months ended March 31, 2007 increased to $239,765 from $135,689 for the same period in 2006. The increase in our selling expenses was attributable to the increase in the export sales. Achidatex’s selling expenses for the three months ended March 31, 2007 were $76,364 compared to $88,147 for the three months ended March 31, 2006. Export Erez’s selling expenses for the three months ended March 31, 2007 were $156,458 compared to $45,500 for the three months ended March 31, 2006. Owen Mills’ selling expenses for the three months ended March 31, 2007 were $6,943 compared to $2,042 for the three months ended March 31, 2006.

        General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2007 increased to $413,893 from $394,250 for the same period in 2006, mainly as a result of our increased level of operations.

        Financial Expenses. We had financial expenses, net of $84,272 for the three months ended March 31, 2007 as compared to financial expenses, net of $7,383 for the same period in 2006. The change increase is primarily due to the change in the US Dollar exchange rate versus the NIS, which resulted in a loss of $50,567 at March 31, 2007 and a gain of $24,077 at March 31, 2006.

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants are recorded at fair value, based on the Black-Scholes pricing model, and are revalued each reporting period with the change in fair value recorded as other income (expenses). For the three months ended March 31, 2007, the fair value adjustment resulted in a gain of $61,154.

        Other Income (Expenses), Net. We had other income, net for the three months ended March 31, 2007 of $42,004 as compared to other income, net of $30,288 for the same period in 2006. Our other income in 2007 is attributable to profit from sales of tradable securities and from sales of fixed assets.

        Income Tax Expense (Benefit). Our income tax expense for the three months ended March 31, 2007 was $165,221 as compared to an income tax expense of $15,222 for the comparable period in 2006. As an Israeli taxpayer, we are unable to include the losses of Owen Mills in our consolidated income tax filings in Israel. Achidatex’s income tax expense for the three months ended March 31, 2007 was $34,329 compared to $921 for the three months ended March 31, 2006. Export Erez’s income tax expense for the three months ended March 31, 2007 was $130,892 compared to income tax expense of $13,501 for the three months ended March 31, 2006. The increases in income tax expense was due to our improved operating results in the period. In 2007, the corporate statutory tax rate in Israel was reduced to 29%. Defense Industries’ did not have any tax expense for the three months ended March 31, 2007 and 2006. Owen Mills did not have any tax expense for the three months ended March 31, 2007 compared to $800 for the three months ended March 31, 2006.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended March 31, 2007, we recognized and recorded minority share in our profit of $23,110 compared to minority share in our loss of $28,130 for the three months ended March 31, 2006.

        Net Income (Loss). In the three months ended March 31, 2007 we had consolidated net income of $465,064 compared to net loss of $156,010 for the three months ended March 31, 2006. Achidatex’s net income for the three months ended March 31, 2007 was $73,181 compared to a net loss of $89,077 for the three months ended March 31, 2006. Export Erez’s net income for the three months ended March 31, 2007 was $384,208 compared to a net loss of $14,221 for the three months ended March 31, 2006. Owen Mills’ net loss for the three months ended March 31, 2007 was $61,771 compared to a net loss of $40,495 for the three months ended March 31, 2006. Defense Industries’ net income for the three months ended March 31, 2007 was $69,446 compared to a net loss of $12,217 for the three months ended March 31, 2006.

        Other Comprehensive Income (Loss). We had other comprehensive income, for the three months ended March 31, 2007 of $12,645 compared to other comprehensive loss of $59,810 for the three months ended March 31, 2006. This comprehensive income is principally attributable to change in US Dollar exchange rate versus the NIS.

Liquidity and Capital Resources

        As of March 31, 2007, we had $1,737,038 in cash and cash equivalents, $847,470 in trading securities and working capital of $5,084,925 as compared to $1,670,912 in cash and cash equivalents, $804,963 in marketable securities and $4,746,225 in working capital at December 31, 2006.

        Net cash provided by operating activities was $402,567 for the three months ended March 31, 2007 as compared to net cash used in operating activities of $442 for the same period in 2006. This was primarily attributable to increase in accounts payable by $1,578,980, decrease in other assets of $511,629, depreciation of $119,048, and net income of $339,473 offset by increase in inventory by $1,431,923, increase in accounts receivable by $652,401 and a decrease in other liabilities of $89,475.

        Net cash used in investing activities was $68,611 for the three months ended March 31, 2007 as compared to $71,762 in the three months ended March 31, 2006. During the three months ended March 31, 2007, purchases of fixed assets were $94,779 and proceeds from the sale of fixed assets were $26,168.

        Net cash used in financing activities was $246,546 for the three months ended March 31, 2007 as compared to $126,663 net cash provided by financing activities for the three months ended March 31, 2006. During the three months ended March 31, 2007, we decreased our short-term debt by $27,609 and we repaid $218,937 of long-term debt.

        Most of our large purchase orders are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have historically achieved net profits on an annual basis, but our quarterly profits are not consistent on a quarter to quarter basis. Nevertheless, we have striven to balance our accounts payable and accounts receivable.

        We believe that our spending for research and development in 2007 will be $80,000.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Recent Accounting Pronouncements

        In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. The Company is evaluating the impact that the adoption of EITF No. 06-10 will have on its financial statements.

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

        During 2006, the NIS rose approximately 8.2% against the dollar. In the period ending in March 31, 2007, there was deflation in Israel of 0.23% and the NIS appreciated in relation to the U.S. dollar at a rate of 1.66%, from NIS 4.225 per $1.00 on December 31, 2006 to NIS 4.155 per $1 on March 31, 2007. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected. We will also be adversely affected if the dollar depreciates against the Euro, the currency used for many of our purchases of raw material.

        We did not enter into any foreign exchange contracts in the year ended December 31, 2006 and the three months ended March 31, 2007.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2007.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2-3 years	4-5 years	more than 5 years

Long-term debt obligations	$1,334,247	$631,384	$579,531	$123,332	--
Capital (finance) lease obligations	--	--	--	--	--
Operating lease obligations	516,493	221,500	278,880	16,113	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities reflected on the
Company's balance sheet under U.S. GAAP	--	--	--	--	--

Total	$1,850,740	$852,884	$858,411	$139,445	--

Item 3.	Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

        There were no changes to our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for our 2007 fiscal year, we will be required to furnish a report by our management on our internal controls over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal controls over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert our internal controls over financial reporting is effective. Currently, our independent registered public accountants will be required to issue an attestation report on management’s assessment of such internal controls and a conclusion on the operating effectiveness of those controls for our 2008 fiscal year.

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

        On May 1, 2007, the Company issued 74,074 shares of common stock, having a fair value of $40,000 at date of issuance, to the former owner of Owen Mills. The shares were issued pursuant to the agreement we signed on February 28, 2005 to acquire the business of Owen Mills. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

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

Date: May 14, 2007