Form 10QSB
period 2007-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2007-08-14
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number: 000-30105

Defense Industries International, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1421483

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of August 2, 2007, the Issuer had 28,867,272 shares of Common Stock, $.0001 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

i

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,434,160	$1,670,912
Accounts receivable, net of allowance for doubtful accounts of $194,608 and
$223,532, respectively	4,213,718	2,701,170
Accounts receivable - related parties, net of allowance for doubtful accounts of
$105,788 and $106,389, respectively	5,512	241,338
Inventories	3,782,358	2,708,965
Trading securities	1,292,357	804,963
Deferred taxes	109,187	111,531
Other current assets	363,649	930,392

Total Current Assets	11,200,941	9,169,271

PROPERTY, PLANT AND EQUIPMENT, NET	2,226,162	2,194,683

OTHER ASSETS
Funds in respect of employee rights upon retirement	485,548	459,391
Deferred taxes	--	8,296
Intangible assets, net	86,195	91,551

Total Other Assets	571,743	559,238

TOTAL ASSETS	$13,998,846	$11,923,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2007	December 31, 2006
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,229,969	$947,361
Short-term debt and current maturities of long-term debt	1,737,937	2,440,231
Common stock to be issued	40,000	40,000
Embedded derivatives at fair value	--	57,404
Other current liabilities	1,399,990	938,050

Total Current Liabilities	5,407,896	4,423,046

LONG-TERM LIABILITIES
Long-term portion of debt	775,411	798,237
Liability for employee rights upon retirement	329,054	340,328
Deferred taxes	1,771	--
Common stock to be issued	40,000	80,000
Embedded derivatives at fair value	50,051	66,250
Total Long-Term Liabilities	1,196,287	1,284,815

TOTAL LIABILITIES	6,604,183	5,707,861

Minority interest	1,020,151	903,138

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.0001 par value, 250,000,000 shares authorized, 28,867,272
and 28,793,198, respectively, issued and outstanding	2,886	2,879
Additional paid-in capital	2,592,731	2,552,738
Retained earnings	3,917,549	2,791,720
Accumulated other comprehensive loss	(138,654)	(35,144)

Total Shareholders' Equity	6,374,512	5,312,193

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,998,846	$11,923,192

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

NET REVENUES	$5,650,978	$1,831,027	$9,565,550	$3,664,398

COST OF SALES	3,281,490	1,613,383	5,907,895	3,137,856

GROSS PROFIT	2,369,488	217,644	3,657,655	526,542

OPERATING EXPENSES
Selling	314,796	82,386	554,561	218,075
General and administrative	658,508	612,397	1,072,401	1,006,647

Total Operating Expenses	973,304	694,783	1,626,962	1,224,722

INCOME (LOSS) FROM OPERATIONS	1,396,184	(477,139)	2,030,693	(698,180)

OTHER INCOME (EXPENSES)
Financial income (expenses), net	36,203	(150,708)	(48,069)	(158,091)
Gain on fair value adjustment to embedded derivatives	12,449	9,142	73,603	38,360
Other income (expenses), net	35,580	(16,199)	77,584	14,089

Total Other Income	84,232	(157,765)	103,118	(105,642)

INCOME (LOSS) BEFORE INCOME TAXES	1,480,416	(634,904)	2,133,811	(803,822)

Less: income tax (expenses) benefit	(720,494)	18,686	(885,715)	3,464

Income (loss) before minority interest in income in subsidiary	759,922	(616,218)	1,248,096	(800,358)

Minority interest income (loss)	(99,157)	67,082	(122,267)	95,212

NET INCOME (LOSS)	660,765	(549,136)	1,125,829	(705,146)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income (loss), net of minority interest
portion	(120,086)	257,320	(98,256)	161,022

Other comprehensive income (loss) before tax	(120,086)	257,320	(98,256)	161,022
Income tax benefit (expenses) related to items of other comprehensive
income	23,530	(77,804)	14,345	41,317

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(96,556)	179,516	(83,911)	119,705

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

COMPREHENSIVE INCOME (LOSS)	$564,209	$(369,620)	$1,041,918	$(585,441)

Net income (loss) per share - basic and diluted	0.02	(0.01)	$0.04	(0.02)

Weighted average number of shares outstanding - basic and diluted	28,842,312	27,689,553	28,818,162	27,498,954

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,125,829	$(705,146)
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Items not effecting cash:
Depreciation and amortization	239,548	211,669
Gain from sale of property, plant and equipment	(19,537)	--
Provision for doubtful accounts	(12,853)	53,056
Gain on fair value adjustment to embedded derivatives	(73,603)	(38,360)
Net realized and unrealized gain on marketable securities	(39,233)	(7,055)
Minority interest in income (loss) of subsidiary	111,883	(95,212)
Gain from erosion of long-term loans	(8,037)	--
(Increase) decrease in deferred taxes	11,730	(19,136)
Changes in assets and liabilities:
(Increase) decrease in funds in respect of employee rights upon retirement	(28,767)	19,022
Increase in accounts receivable	(1,287,487)	(135,235)
Decrease in other assets	561,551	17,014
(Increase) in inventories	(1,087,646)	(174,780)
(Increase) decrease in trading securities	(452,692)	18,589
Increase in accounts payable	1,269,816	53,521
Increase (decrease) in other liabilities	456,702	(36,702)
Increase (decrease) in liability for employee rights upon retirement	(13,207)	28,889

Net cash provided by (used in) operating activities	753,997	(847,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(292,762)	(158,736)
Proceeds from sale of property, plant and equipment	26,565	--

Net cash used in investing activities	(266,197)	(158,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in short-term debt, net	(502,155)	256,096
Payments on long-term debt	(472,767)	(536,877)
Proceeds from long term loans	240,919	855,856

Net cash (used in) provided by financing activities	(734,003)	575,075

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	9,451	129,956

NET DECREASE IN CASH AND CASH EQUIVALENTS	(236,752)	(301,615)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,670,912	1,581,967

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,434,160	$1,280,352

INTEREST PAID	$77,809	$84,247

TAXES PAID	$79,844	$62,539

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

On May 1, 2007, the Company issued 74,074 shares of common stock, having a fair value of $40,000 at date of issuance, to the former owner of Owen Mills. The shares were issued pursuant to the agreement signed on February 28, 2005 to acquire the business of Owen Mills.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of June 30, 2007 and for the three and six month periods then ended (the “Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2006.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three and six months period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2006 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The Interim Financial Statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd., Dragonwear Trading Ltd, its 76% owned subsidiary, Achidatex Nazareth Elite (1997) Ltd., for all periods presented and Owen Mills(collectively, the “Company”). The minority interest represents the minority shareholders’proportionate share of Achidatex Nazareth Elite (1997) Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

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
JUNE 30, 2007

F.	Recent accounting pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF No. 06-10”). EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. The Company is evaluating the impact that the adoption of EITF No. 06-10 will have on its financial statements.

NOTE 2	INVENTORIES

Consist of:

	June 30, 2007	December 31, 2006

Raw materials	$1,955,991	$1,290,351
Work in progress	1,283,118	609,555
Finished goods	543,249	809,059

	$3,782,358	$2,708,965

NOTE 3	SEGMENT INFORMATION AND CONCENTRATIONS

The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the six months ended
June 30, 2007:

Net revenues	$1,680,165	$538,884	$4,991,271	$2,355,230	$9,565,550
Income from operations	223,302	112,188	1,211,831	483,372	2,030,693

For the three months ended
June 30, 2007:

Net revenues	$799,200	$114,965	$3,449,825	$1,286,988	$5,650,978
Income from operations	168,061	33,363	884,870	309,890	1,396,184

For the six months ended
June 30, 2006:

Net revenues	$1,640,189	$249,308	$1,116,121	$658,780	$3,664,397
Loss from operations	(374,279)	(39,388)	(180,384)	(104,129)	(698,180)

For the three months ended
June 30, 2006:

Net revenues	$906,368	$187,699	$575,348	$161,612	$1,831,027
Loss from operations	(264,877)	(30,203)	(135,773)	(46,286)	(477,139)

B.	Revenues from Sales to Single Customer Exceeding 10% of Sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Customer A (Military Local)	$3,299,746	433,289	$4,841,192	860,682

NOTE 4	Income taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,(FIN 48), which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, there was not any unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company had no accrued for interest or penalties and there was no tax interest or penalties recognized in the statements of operations.

The Company’s foreign subsidiaries in Israel filed income tax returns with the Israeli Tax authorities, that as of 2002 are no longer subject to examination by the Israeli tax authorities. During 2006, the Israeli tax authorities commenced an examination of such subsidiaries income tax returns for the years 2003 through 2005, which is anticipated to be completed by the end of 2007. The Israeli tax authorities proposed certain adjustments to one subsidiaries’, Mayotex Ltd., tax positions related to the allocation of costs within the group and management fees charges by the Company.

The Company did not anticipate that such proposed adjustments would have a material effect on its financial position when the exam commenced in 2006 or during the first quarter of 2007.

Subsequent to June 30, 2007, Mayotex Ltd. signed a settlement with the Israeli tax authorities, regarding its tax position, for 2002 through 2005. According to settlement, the Company recognized additional tax expense for previous years, and a current tax liability of approximately $10,620, including interest.

As a result of Mayotex Ltd.‘s tax settlement and based upon the enforcement of statutory tax regulations, the Company recognized a tax expense and a current tax liability of approximately $152,000 during the three months ended June 30, 2007 in respect of the Company’s other subsidiaries in Israel, since it is more likely than not that the proposed settlement will be sustained by the Israeli tax authorities.

During the three months ended June 30, 2007, the Company recognized approximately $45,000 of interest expense, related to the above unrecognized tax expense.

NOTE 5	Significant related party transactions

Pursuant to an employment agreement with the President of the Company, he is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002, by cash payment or at his discretion, by receiving options to purchase shares of common stock in lieu of cash, according to the terms detailed in the employment agreement.

For the six months ended June 30, 2007, the President was entitled to bonus compensation in the amount of $ 88,517, or 88,517 options, each exercisable for 2 ordinary shares of the Company’s common stock, in lieu of such compensation (having a fair value of $106,220). The Interim Financial Statements include a reserve of $88,517 for such bonus.

Item 2. Management’s Discussion and Analysis or Plan of Operation

        This information should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-QSB and the consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 Annual Report on Form 10-KSB. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

        Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses, based upon our historical experience. We did not establish a reserve as at June 30, 2007 and December 31, 2006. If we change any of our assumptions with regard to our recognition of revenues or if there is a change with respect to warranties expenses, our financial position and results of operations may change materially.

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

        In the second half of 2005, the Israeli Government evacuated the Gaza strip. As a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces, or IDF, indicated that it will slightly reduce its manpower and that its battlefield equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In addition, as a result of the war between Israel and the Hezbollah in Lebanon, which started in July 2006, many Israeli reserve forces were activated, and a large amount of stored equipment was removed from dry-storage compartments and mobilized. In light of this event, we believe that our military business will grow as a result of an increase in the demand for our dry storage systems products, bulletproof vests and other military gear. Such increase was reflected in the fourth quarter of 2006, continued in the first quarter of 2007 and we expect the trend to continue into the rest of 2007. In the first six months of 2006 and 2007, sales to the Israeli Ministry of Defense were $860,682 and $4,841,192 accounting for 23.5% and 50.6% of our sales. As of August 10, 2007, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $4,250,000, including orders of approximately $1.5 million that we received subsequent to June 30, 2007. We anticipate that we will ship approximately $3.0 million of this backlog in 2007.

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

        As a result of the above, we expect that our export military business will grow in the next two to three years.

        The following table presents details of our export military sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales to South America	$451,629	$224,184	$1,061,960	$291,857
Sales to North America	280,000	18,290	303,105	111,787
Sales to Europe and Asia	555,358	168,446	640,445	504,444
Sales to Australia			349,720

Total Export Military Sales	$1,286,989	$410,920	$2,255,230	$908,088

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

        Backlog. We had approximately $7.0 million of unfilled customer orders at June 30, 2007, out of which approximately $4.3 million was attributable to the Israeli Ministry of Defense, approximately $500,000 was attributable to the Israeli civilian market, approximately $600,000 was attributable to the U.S. market, approximately $200,000 was attributable to orders from military customers in South America, and approximately $1.4 million was attributable to orders from Europe, Asia and Africa.

Prior operations in the Erez Industrial Zone

        During 2004, the Israeli Government decided to evacuate persons and companies from the Erez Industrial Zone in the Gaza Strip where part of our operations was located. During the second half of 2004, we prepared for the eventual evacuation of facilities we owned and leased within this area by merging existing production facilities. We moved one of our “light cut and sew”operations to Sderot and some of our webbing equipment to Nazareth. We evacuated our remaining operations from the Erez Industrial Zone in August 2005. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions as well as the Israeli Evacuation Compensation Law (2005) that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. On November 30, 2006, we were notified that the Israeli Government determined that Export Erez Ltd. and Mayotex Ltd. are entitled to advanced payments in the amounts of approximately $452,000 and $71,000, respectively, which amount exceed the amount of the receivables on our financial statements. During January 2007 we received those sums. Further negotiations are currently taking place with respect to the final amount of compensation to be paid to our subsidiaries under their claims. However, we cannot provide any assurance that the claims, will be approved in full, or to what extent, or when the compensation will be paid.

Results of Operations

Key Indicators

        Our management team views revenues, the sources of our revenues, gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations. Our management team believes that the upward trend in our revenues is reflective of an industry-wide increase in demand for our types of products, and we currently expect that this trend will continue for the remainder of 2007. While our management team believes that demand for our products will continue to grow, our business is subject to a high degree of volatility because of the impact of geopolitical events and government budgeting.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

        Net Revenues and Gross Profit Margin. Net revenues for the three months ended June 30, 2007 increased to $5,650,978 from $1,831,027 in the same period in 2006, an increase of 209%. The increase is primarily attributable to an increase in our major market segments which are the local military market and export military sales. In the three months ended June 30, 2007, Achidatex, Export Erez and Owen Mills accounted for $1,845,721 or 32.7%, $3,575,207 or 63.3%, and $230,050 or 4% of our revenues, respectively. In the three months ended June 30, 2006, Achidatex, Export Erez, and Owen Mills accounted for $646,805 or 35.3%, $980,245 or 53.5%, and $203,977 or 11.2% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006

Sales to the local civilian market	$799,201	$844,759
Sales to the export civilian market	114,965	186,978
Sales to the local military market	3,449,825	575,348
Export military sales	1,286,987	223,942

Total	$5,650,978	$1,831,027

        Gross profit for the three months ended June 30, 2007 was $2,369,488 compared to $217,644 for the same period in 2006. This increase in gross profit is principally attributable to the increase in sales, the increase in production resulting in the increased absorption of fixed manufacturing expenses and sales of higher margin product during the three months ended June 30, 2007 compared to the same period in 2006. In the three months ended June 30, 2007 Achidatex, Export Erez, and Owen Mills accounted for 33.9%, 61.6% and 4.5%, of our gross profit, respectively. In the three months ended June 30, 2006, Achidatex, Export Erez and Owen Mills accounted for 0%, 97.4%, and 2.6%, of our gross profit, respectively.

        Selling Expenses. Selling expenses for the three months ended June 30, 2007 increased to $314,796 from $82,386 for the same period in 2006. The increase in our selling expenses was attributable to the increase in the export sales. Achidatex’s selling expenses for the three months ended June 30, 2007 were $32,271 compared to $18,438 for the three months ended June 30, 2006. Export Erez’s selling expenses for the three months ended June 30, 2007 were $280,999 compared to $60,318 for the three months ended June 30, 2006. Owen Mills’ selling expenses for the three months ended June 30, 2007 were $1,526 compared to $3,630 for the three months ended June 30, 2006.

        General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2007 increased to $658,508 from $612,397 for the same period in 2006, mainly as a result of the increased scope of our operations.

        Financial Expenses. We had financial income, net of $36,203 for the three months ended June 30, 2007 as compared to financial expenses, net of $150,708 for the same period in 2006. The income is primarily due to the change in the exchange rate of U.S. Dollar versus the NIS, which resulted in a gain of $82,743 for the three months ended June 30, 2007 and a loss of $78,903 for the same period in 2006.

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants are recorded at fair value, based on the Black-Scholes pricing model, and are revalued each reporting period with the change in fair value recorded as other income (expenses). For the three months ended June 30, 2007, the fair value adjustment resulted in a gain of $12,449.

        Other Income (Expenses), Net. We had other income, net for the three months ended June 30, 2007 of $35,580 as compared to other expense, net of $16,199 for the same period in 2006. Our other income in 2007 is attributable to profit from sales of tradable securities.

        Income Tax Expense (Benefit). Our income tax expense for the three months ended June 30, 2007 was $720,494 as compared to an income tax benefit of $18,686 for the comparable period in 2006. Approximately $10,620 of our income tax expense of $720,494 resulted from Mayotex Ltd.‘s tax settlement with the Israeli tax authorities regarding its tax position from 2002 through 2005. As a result of Mayotex Ltd.‘s tax settlement and based upon the enforcement of statutory tax regulations, we recognized a tax expense and a current tax liability of approximately $152,000 during the three months ended June 30, 2007, and additional $45,000 for interest expense related to the above unrecognized tax expenses in respect of our other subsidiaries in Israel, since it is more likely than not that the proposed settlement will be sustained by the Israeli tax authorities.

        As an Israeli taxpayer, we are unable to include the losses of Owen Mills in our consolidated income tax filings in Israel. Achidatex’s income tax expense for the three months ended June 30, 2007 was $183,929 compared to income tax benefit of $22,168 for the three months ended June 30, 2006. Export Erez’s income tax expense for the three months ended June 30, 2007 was $536,565 compared to income tax expense of $3,482 for the three months ended June 30, 2006. The increase in income tax expense was due to our improved operating results in the period. In 2007, the corporate statutory tax rate in Israel was reduced to 29%. Defense Industries did not have any tax expense for the three months ended June 30, 2007 and 2006. Owen Mills did not have any tax expense for the three months ended June 30, 2007 and 2006.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended June 30, 2007, we recognized and recorded minority share in our profit of $99,157 compared to minority share in our loss of $67,082 for the three months ended June 30, 2006.

        Net Income (Loss). In the three months ended June 30, 2007, we had consolidated net income of $660,765 compared to a net loss of $549,136 for the three months ended June 30, 2006. Achidatex’s net income for the three months ended June 30, 2007 was $313,997 compared to a net loss of $248,452 for the three months ended June 30, 2006. Export Erez’s net income for the three months ended June 30, 2007 was $407,067 compared to a net loss of $126,706 for the three months ended June 30, 2006. Owen Mills’ net loss for the three months ended June 30, 2007 was $971 compared to a net loss of $76,292 for the three months ended June 30, 2006. Defense Industries’ net loss for the three months ended June 30, 2007 was $59,328 compared to a net loss of $97,686 for the three months ended June 30, 2006.

        Other Comprehensive Income (Loss). We had other comprehensive loss, for the three months ended June 30, 2007 of $96,556 compared to other comprehensive income of $179,516 for the three months ended June 30, 2006. This comprehensive loss is principally attributable to change in US Dollar exchange rate versus the NIS.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

        Net Revenues and Gross Profit Margin. Net revenues for the six months ended June 30, 2007 increased to $9,565,550 from $3,664,398 in the same period in 2006, an increase of 161%. The increase is primarily attributable to a general increase in all of our market segments. In the six months ended June 30, 2007, Achidatex, Export Erez and Owen Mills accounted for $2,954,051 or 30.9%, $6,103,472 or 63.8%, and $508,027 or 5.3% of our revenues, respectively. In the six months ended June 30, 2006, Achidatex, Export Erez, and Owen Mills accounted for $1,329,302 or 36.3%, $1,876,763 or 51.2%, and $458,333 or 12.5% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006

Sales to the local civilian market	$1,680,165	$1,640,189
Sales to the export civilian market	538,884	249,308
Sales to the local military market	4,991,271	1,116,121
Export military sales	2,355,230	658,780

Total	$9,565,550	$3,664,397

        Gross profit for the six months ended June 30, 2007 was $3,657,655 compared to $526,542 for the same period in 2006. This increase in gross profit is principally attributable to the increase in sales, the increase in production resulting in the increased absorption of fixed manufacturing expenses and sales of higher margin product during the six months ended June 30, 2007 compared to the same period in 2006. In the six months ended June 30, 2007 Achidatex, Export Erez, and Owen Mills accounted for 33.3%, 62.6% and 4.1%, of our gross profit, respectively. In the three months ended June 30, 2006, Achidatex, Export Erez and Owen Mills accounted for 13.6%, 76.1 and 10.3%, of our gross profit, respectively.

        Selling Expenses. Selling expenses for the six months ended June 30, 2007 increased to $554,561 from $218,075 for the same period in 2006. The increase in our selling expenses was attributable to the increase in the export sales. Achidatex’s selling expenses for the six months ended June 30, 2007 were $108,634 compared to $106,585 for the six months ended June 30, 2006. Export Erez’s selling expenses for the six months ended June 30, 2007 were $437,458 compared to $105,818 for the six months ended June 30, 2006. Owen Mills’ selling expenses for the six months ended June 30, 2007 were $8,469 compared to $5,672 for the six months ended June 30, 2006.

        General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2007 increased to $1,072,401 from $1,006,647 for the same period in 2006, mainly as a result of the increased scope of our operations.

        Financial Expenses. We had financial expenses, net of $48,069 for the six months ended June 30, 2007 as compared to financial expenses, net of $158,091 for the same period in 2006. The decrease is primarily due to the change in the U.S. Dollar exchange rate versus the NIS, which resulted in a gain of $32,176 for the six months ended June 30, 2007 and a loss of $50,066 for the same period in 2006.

        Gain on Fair Value Adjustment to Embedded Derivatives. Pursuant to a securities purchase agreement we executed with a group of investors on June 15, 2005, we issued to such investors warrants to purchase 627,500 shares of our common stock. Our accounting for the warrants was based on guidance from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” Accordingly, the warrants were treated as derivatives and classified as a liability. The warrants are recorded at fair value, based on the Black-Scholes pricing model, and are revalued each reporting period with the change in fair value recorded as other income (expenses). For the six months ended June 30, 2007, the fair value adjustment resulted in a gain of $73,603.

        Other Income (Expenses), Net. We had other income, net for the six months ended June 30, 2007 of $77,584 as compared to other income, net of $14,089 for the same period in 2006. Our other income in 2007 is attributable to profit from sales of tradable securities and from sales of fixed assets.

        Income Tax Expense (Benefit). Our income tax expense for the six months ended June 30, 2007 was $885,715 as compared to an income tax benefit of $3,464 for the comparable period in 2006. Approximately $10,620 of our income tax expense of $885,715 resulted from Mayotex Ltd.‘s tax settlement with the Israeli tax authorities regarding its tax position from 2002 through 2005. As a result of Mayotex Ltd.‘s tax settlement and based upon the enforcement of statutory tax regulations, we recognized a tax expense and a current tax liability of approximately $152,000 during the six months ended June 30, 2007, and additional $45,000 for interest expense related to the above unrecognized tax expenses in respect of our other subsidiaries in Israel, since it is more likely than not that the proposed settlement will be sustained by the Israeli tax authorities.

        As an Israeli taxpayer, we are unable to include the losses of Owen Mills in our consolidated income tax filings in Israel. Achidatex’s income tax expense for the six months ended June 30, 2007 was $218,258 compared to income tax benefit of $21,247 for the six months ended June 30, 2006. Export Erez’s income tax expense for the six months ended June 30, 2007 was $667,457 compared to income tax expense of $16,983 for the six months ended June 30, 2006. The increase in income tax expense was due to our improved operating results in the period. In 2007, the corporate statutory tax rate in Israel was reduced to 29%. Defense Industries did not have any tax expense for the six months ended June 30, 2007 and 2006. Owen Mills did not have any tax expense for the six months ended June 30, 2007 compared to $800 for the six months ended June 30, 2006.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the six months ended June 30, 2007, we recognized and recorded minority share in our profit of $122,267 compared to minority share in our loss of $95,212 for the six months ended June 30, 2006.

        Net Income (Loss). In the six months ended June 30, 2007, we had consolidated net income of $1,125,829 compared to net loss of $705,146 for the six months ended June 30, 2006. Achidatex’s net income for the six months ended June 30, 2007 was $387,178 compared to a net loss of $373,555 for the six months ended June 30, 2006. Export Erez’s net income for the six months ended June 30, 2007 was $791,275 compared to a net loss of $140,927 for the six months ended June 30, 2006. Owen Mills’ net loss for the six months ended June 30, 2007 was $62,742 compared to a net loss of $120,029 for the six months ended June 30, 2006. Defense Industries’ net income for the six months ended June 30, 2007 was $10,118 compared to a net loss of $70,635 for the six months ended June 30, 2006.

        Other Comprehensive Income (Loss). We had other comprehensive loss, for the six months ended June 30, 2007 of $83,911 compared to other comprehensive income of $119,705 for the six months ended June 30, 2006. This comprehensive loss is principally attributable to the change in the exchange rate of U.S. Dollar versus the NIS.

Liquidity and Capital Resources

        As of June 30, 2007, we had cash and cash equivalents of $1,434,160, $1,292,357 of trading securities, and working capital of $6,006,062 as compared to $1,670,912 in cash and cash equivalents, $804,963 of trading securities and $4,746,225 of working capital at December 31, 2006.

        Net cash provided by operating activities was $753,997 for the six months ended June 30, 2007 as compared to net cash used in operating activities of $847,910 for the same period in 2006. This was primarily attributable to net income of $1,125,829, an increase in accounts payable of $1,269,816, a decrease in other assets of $561,551, depreciation of $239,548 and an increase in other liabilities of $456,702 offset by an increase in inventory of $1,087,646 and an increase in accounts receivable of $1,287,487.

        Net cash used in investing activities was $266,197 for the six months ended June 30, 2007 as compared to $158,736 in the six months ended June 30, 2006. During the six months ended June 30, 2007, purchases of fixed assets were $292,762 compared to $158,736 during the six months ended June 30, 2006.

        Net cash used in financing activities was $734,003 for the six months ended June 30, 2007 as compared to $575,075 of net cash provided by financing activities for the six months ended June 30, 2006. During the six months ended June 30, 2007, we decreased our short-term debt by $502,155 and we repaid $231,848 of long-term debt.

        The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2007 and the effect we expect them to have on our liquidity and cash flow in future periods:

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2-3 years	4-5 years	more than 5 years

Long-term debt obligations	$1,300,865	$525,454	$580,749	$194,662
Operating lease obligations	513,466	366,913	146,553	--	--

Total	$1,814,331	$892,367	$727,302	$194,662

        As of June 30, 2007, our principal commitments consisted of $1,814,331 of long-term debt and operating lease obligations. Of such amount, we incurred $1,300,865 in long-term debt in order to support the increased scope of our operations. We currently do not have significant capital expenditures or purchase commitments. We anticipate that our cash resources will be used primarily to fund our operating activities. We believe that our spending for research and development in 2007 will be approximately $80,000.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Recent Accounting Pronouncements

        In March 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF No. 06-10”). EITF No. 06-10 requires an employer to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement of Financial Accounting Standards (“SFAS”) No. 106 or Accounting Principles Board (“APB”) Opinion No. 12 if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit. EITF No. 06-10 also requires an employer to recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. We are evaluating the impact that the adoption of EITF No. 06-10 will have on our financial statements.

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

        During 2006, the NIS rose approximately 8.2% against the dollar. In the period ending in June 30, 2007, there was inflation in Israel of 0.98% and the NIS depreciated in relation to the U.S. dollar at a rate of 0.57%, from NIS 4.225 per $1.00 on December 31, 2006 to NIS 4.249 per $1 on June 30, 2007. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected. We will also be adversely affected if the dollar depreciates against the Euro, the currency used for many of our purchases of raw material.

        We did not enter into any foreign exchange contracts in the year ended December 31, 2006 and the six months ended June 30, 2007.

Item 3A. Controls and Procedures

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

Compliance with Section 404 of Sarbanes-Oxley Act

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-KSB for our 2007 fiscal year, we will be required to furnish a report by our management on our internal controls over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal controls over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert our internal controls over financial reporting are effective. Currently, our independent registered public accountants will be required to issue an attestation report on management’s assessment of such internal controls and a conclusion on the operating effectiveness of those controls for our 2008 fiscal year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On May 1, 2007, we issued 74,074 shares of common stock, having a fair value of $40,000 at date of issuance, to the former owner of Owen Mills. The shares were issued pursuant to the agreement we signed on February 28, 2005 to acquire the business of Owen Mills. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

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

Date: August 14, 2007