Form 10KSB/A
period 2006-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2007-10-29
CIK 1069563

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

ii

Defense Industries International, Inc.
FORM 10-KSB/A
INDEX

iii

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB/A contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2006 and in 2005, we had sales of $1,674,564 and $882,440 in South America, sales of $195,139 and $1,251,611 in North America, and sales of $922,623 and $3,532,161 in Europe, respectively and sales of $770,668 in Australia in 2006.

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

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net Revenues and Gross Profit Margin. Net revenues for the year ended December 31, 2006 decreased to $10,601,546 from $11,448,369 in the year ended December 31, 2005, a decrease of 7.4%. The decrease is primarily attributable to an approximately 80% decrease in export sales during the first six months of 2006, resulting mainly from the general decline in sales of bullet-resistant vests and from a reduction of approximately 35% in sales to the IDF during the same period, due to the reduction of the IDF budget for 2006. During this period our pricing remind stable. The decrease in sales of bullet-resistant vests is due to the failure of the relatively new Zylon®-based body armor vest, and the uncertainty with respect to the future requirements of the American NIJ for certifying new bullet-resistant vests.

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

Liquidity and Capital Resources

Cash Flows

	Years ended
	December 31, 2006	December 30, 2005

Net cash provided by (used in) operating activities	$(210,853)	$601,080
Net cash used in investing activities	(247,527)	(718,970)
Net cash provided by (used in) financing activities	671,352	1,482,918
Net (decrease) increase in cash and cash equivalents	88,945	1,076,954
Cash and cash equivalents at beginning of period	1,581,967	505,013
Cash and cash equivalents at end of period	1,670,912	1,581,967

        As of December 31, 2006, we had $1,670,912 in cash and cash equivalents, $804,963 in trading securities and working capital of $4,803,629 as compared to $1,581,967 in cash and cash equivalents, $739,339 in trading securities and$4,618,405 in working capital at December 31, 2005.

         Net cash used in operating activities was $210,853 for the year ended December 31, 2006 as compared to $601,080 provided by operating activities for the same period in 2005. This was primarily attributable to increase in accounts receivable of $949,874 and increase in deposits for employee relations of $56,507, which was offset by decrease in inventory of $364,821 and increase in other liability of $403,312 and increase in accounts payable of $62,097.

         Net cash used in investing activities was $247,527 for the year ended December 31, 2006 as compared to $718,970 in the year ended December 31, 2005. During the year ended December 31, 2006, $247,527 (net of sales of fixed assets in the amount of $14,387), was used to purchase fixed assets. Of the $261,914 used to purchase fixed assets $136,095 was used by Achidatex, $114,178 was used by Export Erez and $11,641 was used by Owen Mills.

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

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2006.

Contractual Obligations		Payments due by Period
	Total	less than 1 year	2 - 3 years	4 - 5 years	more than 5 years

Long-term debt obligations	$1,532,713	$734,476	$642,674	$155,563	$--
Estimated interest payments on long-term debt obligations	154,944	67,709	53,044	34,191	--
Capital (finance) lease obligations	--	--	--	--	--
Operating lease obligations	590,339	295,346	294,993	--	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities
reflected on the Company's
balance sheet under U.S. GAAP	--	--	--	--	--

Total	$2,277,996	$1,097,531	$990,711	$189,754	--

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

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective.

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

Dated: October 29, 2007	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on April 5, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

By: /s/ Baruch Tosh —————————————— Baruch Tosh President

By : /s/ Meira Postbinder —————————————— Meira Postbinder Vice President of Finance and Director

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
March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Defense Industries International, Inc. and Subsidiaries (the ‘Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Defense Industries International, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(330,523)	$(26,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	462,595	338,045
Provision for doubtful accounts	100,801	123,194
Gain on fair value adjustment to embedded derivatives	(43,123)	(4,820)
Deferred taxes	(33,173)	21,001
Minority interest in (income) loss of subsidiary	(22,899)	14,933
Net realized and unrealized gain on trading securities	(38,357)	(80,652)
Gain from sale of fixed assets	(8,415)	(10,021)
(increase) decrease in accounts receivable	(949,874)	989,290
Decrease in inventories	364,822	66,327
(Increase) decrease in trading securities	46,180	49,427
Increase in other current assets	(250,066)	(189,041)
(Increase) decrease in deposits for employee relations	(56,507)	100,346
(Decrease) increase in accounts payable	62,097	(123,364)
(Decrease) increase in other current liabilities	403,312	(602,967)
(Decrease) increase in provision for the severance of employer-employee relations	82,277	(63,911)

Net Cash Provided By(Used in) Operating Activities	(210,853)	601,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(261,914)	(889,260)
Proceeds from sale of property, plant and equipment	14,387	149,875
Cash acquired in acquisition of Owen Mills Company	-	20,415

Net Cash Used In Investing Activities	(247,527)	(718,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term debt, net	793,976	287,099
Proceeds from short term debt	-	21,726
Net proceeds from sale of common stock	-	933,229
Proceeds from long term debt	940,541	1,050,760
Repayment of long-term debt	(1,063,165)	(809,896)

Net Cash Provided By Financing Activities	671,352	1,482,918

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(124,027)	(288,074)

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,945	1,076,954

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,581,967	505,013

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,670,912	$1,581,967

INTEREST PAID	$88,924	$86,350

TAXES PAID	$259,357	$147,898

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

*** Controlling share holder.

NOTE 15	SEGMENT INFORMATION AND CONCENTRATIONS

(A) Sales and Income from Operations:

	Civilian Local	Military Local	Military Export	Consolidated

December 31, 2006
Revenue from sales	$4,157,778	$2,880,774	$3,562,994	$10,601,546
Income from operations	(263,733)	(18,441)	(37,222)	(319,396)

December 31, 2005
Revenue from sales	$2,492,839	$2,465,417	$6,490,113	$11,448,369
Income from operations	21,055	12,809	22,567	56,431

(B) Geographic Areas - Financial Data:

	Revenue from Sales
	Years Ended December 31,
	2006	2005

South America	$1,674,564	$882,440
North America	195,139	1,251,611
Europe	922,623	3,532,161
Australia	770,668	--
Other International	--	823,901
Israel	7,038,552	4,958,256

Total	$10,601,546	$11,448,369

(C) Single Customers Exceeding 10% of Sales:

	2006	2005

Customer A (Israeli Ministry of Defense and Government of Israel)	$2,507,491	$2,099,918
Customer B (Military Export)	$(1) --	$1,141,234

Accounts receivable balance
Customer A (Israeli Ministry of Defense and Government of Israel)	$1,131,896	$420,252
Customer B (Military Export)	$--	$198,209

(1)	In the year 2006 the sales to Customer B were less than 10%