Form 10QSB/A
period 2007-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2007-10-29
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,2007	December 31, 2006
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,539,415	$947,361
Short-term debt	2,332,155	2,440,231
Common stock to be issued	40,000	40,000
Other current liabilities	861,915	938,050

Total Current Liabilities	5,773,485	4,365,642

LONG-TERM LIABILITIES
Long-term portion of debts	702,863	798,237
Liability for employee rights upon retirement	342,516	340,328
Common stock to be issued	80,000	80,000

Total Long-term Liabilities	1,125,379	1,218,565

TOTAL LIABILITIES	6,898,864	5,584,207

Minority interest	934,017	903,138

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $.0001 par value, 250,000,000 shares authorized, 28,793,198 issued and outstanding	2,879	2,879
Additional paid-in capital	2,552,738	2,552,738
Warrants (*)	171,597	171,597
Retained earnings (*)	3,147,687	2,743,777
Accumulated other comprehensive loss	(8,129)	(35,144)

Total Shareholders' Equity	5,866,772	5,435,847

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,699,653	$11,923,192

(*)	As restated, see Note 1 G.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31, 2007		For the Three Months Ended March 31, 2006

NET REVENUES		$3,914,572	$1,833,371

COST OF SALES		2,626,405	1,524,473

GROSS PROFIT		1,288,167	308,898

OPERATING EXPENSES
Selling		239,765	135,689
General and administrative		413,893	394,250

Total Operating Expenses		653,658	529,939

INCOME (LOSS) FROM OPERATIONS		634,509	(221,041)

OTHER (EXPENSES) INCOME
Financial expenses, net		(84,272)	(7,383)
(Loss) gain on fair value adjustment to embedded derivatives		(*) --	29,218
Other income, net		42,004	30,288

Total Other (Expenses) Income		(42,268)	52,123

INCOME (LOSS) BEFORE INCOME TAXES		592,241	(168,918)

Income tax expenses		(165,221)	(15,222)

Income (loss) before minority interest		427,020	(184,140)

Minority interest (income) loss		(23,110)	28,130

NET INCOME (LOSS)		(*) 403,910	(156,010)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss), net of minority interest portion		21,830	(92,551)
Income tax (expenses) benefit related to items of other comprehensive income (loss)		(9,185)	32,741

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX		12,645	(59,810)

COMPREHENSIVE INCOME (LOSS)	$	(*) 416,555	$(215,820)

Net income (loss) per share - basic and diluted		$0.01	$(0.01)

Weighted average number of shares outstanding - basic and diluted		28,793,108	27,301,930

(*)	As restated, see Note 1 G.

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	For the Three Months Ended March 31, 2007		For the Three Months Ended March 31, 2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$	(*) 403,910	$(156,010)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Items not affecting cash:
Depreciation and amortization		119,048	100,886
Gain from sale of property, plant and equipment		(14,419)	--
Provision for doubtful accounts		16,436	(7,975)
Gain on fair value adjustment to embedded derivatives		(*) --	(29,218)
Deferred taxes		(5,982)	7,034
Net realized and unrealized gain on trading securities		(27,454)	(27,693)
Minority interest in income (loss) of subsidiary		23,110	(28,130)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable		(652,401)	13,708
Decrease in other assets		511,629	54,912
(Increase) decrease in inventories		(1,431,923)	315,573
(Increase) decrease in trading securities		(8,257)	18,025
Increase in funds in respect of employee rights upon retirement		(17,899)	(3,369)
Increase (decrease) in accounts payable		1,578,980	(62,627)
Decrease in other liabilities		(89,475)	(189,917)
Decrease in liability for employee rights upon retirement		(2,736)	(5,641)

Net Cash provided by (used in) Operating Activities		402,567	(442)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment		(94,779)	(71,762)
Proceeds from sale of property, plant and equipment		26,168	--

Net Cash used in Investing Activities		(68,611)	(71,762)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Short-term debt, net		(27,609)	345,502
Repayments of long-term debt		(218,937)	(218,839)

Net Cash (used in) provided by Financing Activities		(246,546)	126,663

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH		(21,284)	(98,501)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		66,126	(44,042)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		1,670,912	1,581,967

CASH AND CASH EQUIVALENTS - END OF PERIOD		$1,737,038	$1,537,925

INTEREST PAID		$66,887	$32,080

TAXES PAID		$79,794	$24,482

(*)	As restated, see Note 1 G.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

On February 28, 2006, the Company issued 123,077 shares of its common stock having a fair value of $40,000 at the date of issuance.

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of March 31, 2007 and for the three month period then ended (the “Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2006 except for G bellow.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three months period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2006 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

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

The Company adopted FSP EITF 00-19-2, as of January 1, 2007, “Accounting for Registration Payment Arrangements” ("FSP"), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

As a result of our adoption for the first time of the FSP for the first time, the Interim Financial Statements includes an adjustment to the opening balance of retained earnings, liabilities and equity as follows:

	As of December 31, 2006
	As Previously Reported	Cumulative Effect	As Reported in these Interim Financial Statements

Total liabilities	$5,707,861	$(123,654)	$5,584,207

Retained earning	2,791,720	(47,943)	2,743,777

Warrants	-	171,597	171,597

The Interim Financial Statements has been restated, in order to reflect the adoption for the first time of the FSP, as follows:

	As of March 31, 2007
	As previously reported	Adjustment	Restated Interim Financial Statements

Total liabilities	$6,961,364	$(62,500)	$6,898,864

Retained earning	3,256,784	(109,097)	3,147,687

Warrants	-	171,597	171,597

	For the three months ended March 31, 2007
	As previously reported	Adjustment	Restated Interim Financial Statements

Net income	$465,064	$(61,154)	$403,910

Comprehensive income	477,709	(61,154)	416,555

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

B.	Geographic Areas – Financial Data:

	Revenue from Sales
	Three Months Ended March 31,
	2007	2006

South America	$610,331	$67,673
North America	447,023	93,497
Europe	85,087	397,607
Australia	349,720	--
Other International	--	--
Israel	2,422,411	1,274,594

Total	$3,914,572	$1,833,371

C.	Revenues from Sales to Single Customers Exceeding 10% of Sales:

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

Customer A (Military Local)	$1,541,446	$427,393
Customer B (Civilian Export)	423,919	61,609

NOTE 4	SUBSEQUENT EVENTS

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

         Net Income (Loss). In the three months ended March 31, 2007 our consolidated net income was $403,910 compared to net loss of $156,010 for the three months ended March 31, 2006. Achidatex’s net income for the three months ended March 31, 2007 was $73,181 compared to a net loss of $89,077 for the three months ended March 31, 2006. Export Erez’s net income for the three months ended March 31, 2007 was $384,208 compared to a net loss of $14,221 for the three months ended March 31, 2006. Owen Mills’ net loss for the three months ended March 31, 2007 was $61,771 compared to a net loss of $40,495 for the three months ended March 31, 2006. Defense Industries’ net income for the three months ended March 31, 2007 was $69,446 compared to a net loss of $12,217 for the three months ended March 31, 2006.

        Other Comprehensive Income (Loss). We had other comprehensive income, for the three months ended March 31, 2007 of $12,645 compared to other comprehensive loss of $59,810 for the three months ended March 31, 2006. This comprehensive income is principally attributable to change in US Dollar exchange rate versus the NIS.

Liquidity and Capital Resources

         As of March 31, 2007, we had $1,737,038 in cash and cash equivalents, $847,470 in trading securities and working capital of $5,164,706 as compared to $1,670,912 in cash and cash equivalents, $804,963 in marketable securities and $4,803,629 in working capital at December 31, 2006.

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

        We did not enter into any foreign exchange contracts in the year ended December 31, 2006 and the three months ended March 31, 2007.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2007.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2-3 years	4-5 years	more than 5 years

Long-term debt obligations	$1,334,247	$631,384	$579,531	$123,332	--
Estimated interest payments on long-term debt obligations	133,145	58,205	47,832	27,107	--
Capital (finance) lease obligations	--	--	--	--	--
Operating lease obligations	516,493	221,500	278,880	16,113	--
Purchase obligations	--	--	--	--	--
Other long-term liabilities reflected on the
Company's balance sheet under U.S. GAAP	--	--	--	--	--

Total	$1,983,885	$911,089	$902,243	$166,552	--

Item 3.	Controls and Procedures

         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by the Exchange Act Rule 13a-15(e) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report for the quarter ended March 31, 2007 is appropriate.

Changes in Internal Controls over Financial Reporting

         There were no changes to our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: October 29, 2007