Form 10QSB/A
period 2007-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2007-10-29
CIK 1069563

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2007	December 31, 2006
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,229,969	$947,361
Short-term debt and current maturities of long-term debt	1,737,937	2,440,231
Common stock to be issued	40,000	40,000
Other current liabilities	1,399,990	938,050

Total Current Liabilities	5,407,896	4,365,642

LONG-TERM LIABILITIES
Long-term portion of debt	775,411	798,237
Liability for employee rights upon retirement	329,054	340,328
Deferred taxes	1,771	--
Common stock to be issued	40,000	80,000
Total Long-Term Liabilities	1,146,236	1,218,565

TOTAL LIABILITIES	6,554,132	5,584,207

Minority interest	1,020,151	903,138

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.0001 par value, 250,000,000 shares authorized, 28,867,272
and 28,793,198, respectively, issued and outstanding	2,886	2,879
Additional paid-in capital	2,592,731	2,552,738
Warrants (*)	171,597	171,597
Retained earnings (*)	3,796,003	2,743,777
Accumulated other comprehensive loss	(138,654)	(35,144)

Total Shareholders' Equity	6,424,563	5,435,847

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,998,846	$11,923,192

(*) As restated, see Note 1 G.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

NET REVENUES	$5,650,978	$1,831,027	$9,565,550	$3,664,398

COST OF SALES	3,281,490	1,613,383	5,907,895	3,137,856

GROSS PROFIT	2,369,488	217,644	3,657,655	526,542

OPERATING EXPENSES
Selling	314,796	82,386	554,561	218,075
General and administrative	658,508	612,397	1,072,401	1,006,647

Total Operating Expenses	973,304	694,783	1,626,962	1,224,722

INCOME (LOSS) FROM OPERATIONS	1,396,184	(477,139)	2,030,693	(698,180)

OTHER INCOME (EXPENSES)
Financial income (expenses), net	36,203	(150,708)	(48,069)	(158,091)
Gain on fair value adjustment to embedded derivatives	(*)	9,142	(*)	38,360
Other income (expenses), net	35,580	(16,199)	77,584	14,089

Total Other Income	71,783	(157,765)	29,515	(105,642)

INCOME (LOSS) BEFORE INCOME TAXES	1,467,967	(634,904)	2,060,208	(803,822)

Less: income tax (expenses) benefit	(720,494)	18,686	(885,715)	3,464

Income (loss) before minority interest in income in subsidiary	747,473	(616,218)	1,174,493	(800,358)

Minority interest income (loss)	(99,157)	67,082	(122,267)	95,212

NET INCOME (LOSS)	(*) 648,316	(549,136)	(*) 1,052,226	(705,146)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income (loss), net of minority interest
portion	(120,086)	257,320	(98,256)	161,022

Other comprehensive income (loss) before tax	(120,086)	257,320	(98,256)	161,022
Income tax benefit (expenses) related to items of other comprehensive
income	23,530	(77,804)	14,345	41,317

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(96,556)	179,516	(83,911)	119,705

(*) As restated, see Note 1 G.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2007		2006	2007		2006

COMPREHENSIVE INCOME (LOSS)	$	(*) 551,760	$(369,620)	$	(*) 968,315	$(585,441)

Net income (loss) per share - basic and diluted		0.02	(0.01)		$0.03	(0.02)

Weighted average number of shares outstanding - basic and diluted		28,842,312	27,689,553		28,818,162	27,498,954

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	For the Six Months Ended June 30,
	2007		2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$	(*) 1,052,226	$(705,146)
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Items not effecting cash:
Depreciation and amortization		239,548	211,669
Gain from sale of property, plant and equipment		(19,537)	--
Provision for doubtful accounts		(12,853)	53,056
Gain on fair value adjustment to embedded derivatives		(*)	(38,360)
Net realized and unrealized gain on marketable securities		(39,233)	(7,055)
Minority interest in income (loss) of subsidiary		111,883	(95,212)
Gain from erosion of long-term loans		(8,037)	--
(Increase) decrease in deferred taxes		11,730	(19,136)
Changes in assets and liabilities:
(Increase) decrease in funds in respect of employee rights upon retirement		(28,767)	19,022
Increase in accounts receivable		(1,287,487)	(135,235)
Decrease in other assets		561,551	17,014
(Increase) in inventories		(1,087,646)	(174,780)
(Increase) decrease in trading securities		(452,692)	18,589
Increase in accounts payable		1,269,816	53,521
Increase (decrease) in other liabilities		456,702	(36,702)
Increase (decrease) in liability for employee rights upon retirement		(13,207)	28,889

Net cash provided by (used in) operating activities		753,997	(847,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment		(292,762)	(158,736)
Proceeds from sale of property, plant and equipment		26,565	--

Net cash used in investing activities		(266,197)	(158,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in short-term debt, net		(502,155)	256,096
Payments on long-term debt		(472,767)	(536,877)
Proceeds from long term loans		240,919	855,856

Net cash (used in) provided by financing activities		(734,003)	575,075

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH		9,451	129,956

NET DECREASE IN CASH AND CASH EQUIVALENTS		(236,752)	(301,615)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		1,670,912	1,581,967

CASH AND CASH EQUIVALENTS - END OF PERIOD		$1,434,160	$1,280,352

INTEREST PAID		$77,809	$84,247

TAXES PAID		$79,844	$62,539

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

G.	First adoption of new accounting standards

The Company adopted as of January 1, 2007, FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

As a result of our adoption for the first time of the FSP for the first time, the Interim Financial Statements includes an adjustment to the opening balance of retained earnings, liabilities and equity as follows:

	As of December 31, 2006
	As previously reported	Cumulative effect	As reported in these Interim Financial Statements

Total liabilities	$5,707,861	$(123,654)	$5,584,207

Retained earning	2,791,720	(47,943)	2,743,777

Warrants	-	171,597	171,597

The Interim Financial Statements has been restated, in order to reflect the adoption for the first time of the FSP, as follows:

	As of June 30, 2007
	As previously reported	Adjustment	Restated Interim Financial Statements

Total liabilities	$6,604,183	$(50,051)	$6,554,132

Retained earning	3,917,549	(121,546)	3,796,003

Warrants	-	171,597	171,597

	For the three months ended June 30, 2007
	As previously reported	Adjustment	Restated Interim Financial Statements

Net income	$660,765	$(12,449)	$648,316

Comprehensive income	564,209	(12,449)	551,760

	For the six months ended June 30, 2007
	As previously reported	Adjustment	Restated Interim Financial Statements

Net income	$1,125,829	$(73,603)	$1,052,226

Comprehensive income	1,041,918	(73,603)	968,315

NOTE 2	INVENTORIES

Consist of:

	June 30, 2007	December 31, 2006

Raw materials	$1,955,991	$1,290,351
Work in progress	1,283,118	609,555
Finished goods	543,249	809,059

	$3,782,358	$2,708,965

NOTE 3	SEGMENT INFORMATION AND CONCENTRATIONS

The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the six months ended
June 30, 2007:

Revenue from sales	$1,680,165	$538,884	$4,991,271	$2,355,230	$9,565,550
Income from operations	223,302	112,188	1,211,831	483,372	2,030,693

For the three months ended
June 30, 2007:

Revenue from sales	$799,200	$114,965	$3,449,825	$1,286,988	$5,650,978
Income from operations	168,061	33,363	884,870	309,890	1,396,184

For the six months ended
June 30, 2006:

Revenue from sales	$1,640,189	$249,308	$1,116,121	$658,780	$3,664,397
Loss from operations	(374,279)	(39,388)	(180,384)	(104,129)	(698,180)

For the three months ended
June 30, 2006:

Revenue from sales	$906,368	$187,699	$575,348	$161,612	$1,831,027
Loss from operations	(264,877)	(30,203)	(135,773)	(46,286)	(477,139)

B.	Geographic Areas - Financial Data: Net Sales

	Revenue from Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

South America	$451,629	$224,184	$1,061,960	$291,857
North America	394,966	18,290	841,989	111,787
Europe and Asia	555,358	106,837	640,445	504,444
Australia	--	--	349,720	--
Other International	--	--	--	--
Israel	4,249,025	1,481,716	6,671,436	2,756,310

Total	$5,650,978	$1,831,027	$9,565,550	$3,664,397

C.	Revenues from Sales to Single Customer Exceeding 10% of Sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Customer A (Military Local)	$3,299,746	433,289	$4,841,192	860,682

NOTE 4	Income taxes

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

         This information should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-QSB/A and the consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 Annual Report on Form 10-KSB. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

        As a result of the above, we expect that our export military business will grow in the next two to three years.

        The following table presents details of our export military sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales to South America	$451,629	$90,372	$1,061,960	$158,045
Sales to North America	280,000	18,290	303,105	111,787
Sales to Europe and Asia	555,358	52,950	640,445	388,948
Sales to Australia			349,720

Total Export Military Sales	$1,286,989	$161,612	$2,355,230	$658,780

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

        The following table sets forth the breakdown of sales by segment for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006

Sales to the local civilian market	$799,201	$906,368
Sales to the export civilian market	114,965	187,699
Sales to the local military market	3,449,825	575,348
Export military sales	1,286,987	161,612

Total	$5,650,978	$1,831,027

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

         Net Income (Loss). In the three months ended June 30, 2007, we had consolidated net income of $648,316 compared to a net loss of $549,136 for the three months ended June 30, 2006. Achidatex’s net income for the three months ended June 30, 2007 was $313,997 compared to a net loss of $248,452 for the three months ended June 30, 2006. Export Erez’s net income for the three months ended June 30, 2007 was $407,067 compared to a net loss of $126,706 for the three months ended June 30, 2006. Owen Mills’ net loss for the three months ended June 30, 2007 was $971 compared to a net loss of $76,292 for the three months ended June 30, 2006. Defense Industries’ net loss for the three months ended June 30, 2007 was $59,328 compared to a net loss of $97,686 for the three months ended June 30, 2006.

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

         Net Income (Loss). In the six months ended June 30, 2007, our consolidated net income was $1,052,226 compared to net a net loss of $705,146 for the six months ended June 30, 2006. Achidatex’s net income for the six months ended June 30, 2007 was $387,178 compared to a net loss of $373,555 for the six months ended June 30, 2006. Export Erez’s net income for the six months ended June 30, 2007 was $791,275 compared to a net loss of $140,927 for the six months ended June 30, 2006. Owen Mills’ net loss for the six months ended June 30, 2007 was $62,742 compared to a net loss of $120,029 for the six months ended June 30, 2006. Defense Industries’ net income for the six months ended June 30, 2007 was $10,118 compared to a net loss of $70,635 for the six months ended June 30, 2006.

        Other Comprehensive Income (Loss). We had other comprehensive loss, for the six months ended June 30, 2007 of $83,911 compared to other comprehensive income of $119,705 for the six months ended June 30, 2006. This comprehensive loss is principally attributable to the change in the exchange rate of U.S. Dollar versus the NIS.

Liquidity and Capital Resources

         As of June 30, 2007, we had cash and cash equivalents of $1,434,160, $1,292,357 of trading securities, and working capital of $6,006,062 as compared to $1,670,912 in cash and cash equivalents, $804,963 of trading securities and $4,803,629 of working capital at December 31, 2006.

         Net cash provided by operating activities was $753,997 for the six months ended June 30, 2007 as compared to net cash used in operating activities of $847,910 for the same period in 2006. This was primarily attributable to net income of $1,052,226, an increase in accounts payable of $1,269,816, a decrease in other assets of $561,551, depreciation of $239,548 and an increase in other liabilities of $456,702 offset by an increase in inventory of $1,087,646 and an increase in accounts receivable of $1,287,487.

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

        The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2007 and the effect we expect them to have on our liquidity and cash flow in future periods:

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2-3 years	4-5 years	more than 5 years

Long-term debt obligations	$1,300,865	$525,454	$580,749	$194,662	--
Estimated interest payments on long-term debt obligations	139,157	48,440	47,933	42,785	--
Operating lease obligations	513,466	366,913	146,553	--	--

Total	$1,953,488	$940,807	$775,235	$237,447

         As of June 30, 2007, our principal commitments consisted of $1,814,331 of long-term debt, estimated interest payments on long-term debt obligations, and operating lease obligations. Of such amount, we incurred $1,300,865 in long-term debt in order to support the increased scope of our operations. We currently do not have significant capital expenditures or purchase commitments. We anticipate that our cash resources will be used primarily to fund our operating activities. We believe that our spending for research and development in 2007 will be approximately $80,000.

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

Item 3A. Controls and Procedures

         We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by the Exchange Act Rule 13a-15(e) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures are effective to ensure that decisions can be made timely with respect to required disclosures, as well as ensuring that the recording, processing, summarization and reporting of information required to be included in our Quarterly Report for the quarter ended September 30, 2007 is appropriate.

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