Form 10QSB
period 2007-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2007-11-14
CIK 1069563

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from to

Commission file number: 000-30105

Defense Industries International, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	84-1421483
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of November 12, 2007, the Issuer had 28,867,272 shares of Common Stock, $.0001 par value per share, outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

i

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,941,272	$1,670,912
Accounts receivable, net of allowance for doubtful accounts
of $217,505 and $206,954, respectively	3,416,861	2,701,170
Accounts receivable - related parties, net of allowance for
doubtful accounts of $112,009 and $106,389, respectively	3,799	241,338
Inventories	3,750,242	2,708,965
Trading securities	800,951	804,963
Deferred taxes	136,021	111,531
Other current assets	498,990	930,392

Total Current Assets	11,548,136	9,169,271

PROPERTY, PLANT AND EQUIPMENT, NET	2,269,629	2,194,683

OTHER ASSETS
Funds in respect of employee rights upon retirement	494,096	459,391
Deferred taxes	-	8,296
Intangible assets, net	83,703	91,551

Total Other Assets	577,799	559,238

TOTAL ASSETS	$14,395,564	$11,923,192

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,209,025	$947,361
Short-term debt	1,140,628	2,440,231
Common stock to be issued	40,000	40,000
Embedded derivatives at fair value	-	57,404
Other current liabilities	1,905,450	938,050

Total Current Liabilities	5,295,103	4,423,046

LONG-TERM LIABILITIES
Long-term portion of debt	704,900	798,237
Liability for employee rights upon retirement	337,702	340,328
Deferred taxes	7,109	-
Common stock to be issued	40,000	80,000
Embedded derivatives at fair value	-	66,250

Total Long-Term Liabilities	1,089,711	1,284,815

TOTAL LIABILITIES	6,384,814	5,707,861

Minority interest	1,060,111	903,138

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 250,000,000 shares
authorized, 28,867,272 and 28,793,198, respectively,
issued and outstanding	2,886	2,879
Additional paid-in capital	2,697,877	2,552,738
Warrants	66,451	-
Retained earnings	4,027,447	2,791,720
Cumulative effect of adopting new accounting
pronouncement (*)	(47,943)	-
Accumulated other comprehensive loss	203,921	(35,144)

Total Shareholders' Equity	6,950,639	5,312,193

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,395,564	$11,923,192

(*) see Note 1 G.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

NET REVENUES	$4,646,045	$3,547,956	$14,211,595	$7,212,354

COST OF SALES	3,484,838	2,351,766	9,392,733	5,489,622

GROSS PROFIT	1,161,207	1,196,190	4,818,862	1,722,732

OPERATING EXPENSES
Selling	218,732	196,831	773,293	414,906
General and administrative	528,564	523,557	1,600,965	1,530,204

Total Operating Expenses	747,296	720,388	2,374,258	1,945,110

INCOME (LOSS) FROM OPERATIONS	413,911	475,802	2,444,604	(222,378)

OTHER INCOME (EXPENSES)
Financial income (expenses), net	(128,027)	(95,046)	(176,096)	(253,137)
Gain on fair value adjustment to embedded
derivatives	-	(31,984)	-	6,376
Other income (expenses), net	(23,862)	18,077	53,722	32,166

Total Other Income	(151,889)	(108,953)	(122,374)	(214,595)

INCOME (LOSS) BEFORE INCOME TAXES	262,022	366,849	2,322,230	(436,973)

Less: income tax (expenses) benefit	(72,117)	(23,774)	(957,832)	(20,310)

Income (loss) before minority interest in income in
subsidiary	189,905	343,075	1,364,398	(457,283)

Minority interest income (loss)	(6,404)	(68,017)	(128,671)	27,195

NET INCOME (LOSS)	183,501	275,058	1,235,727	(430,088)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income (loss), net of
minority interest portion	307,214	119,839	208,958	280,862

Other comprehensive income (loss) before tax	307,214	119,839	208,958	280,862
Income tax benefit (expenses) related to items of
other comprehensive income	(92,649)	(57,030)	(78,304)	(115,548)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	214,565	62,809	130,654	165,314

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

COMPREHENSIVE INCOME (LOSS)	$398,066	$333,867	$1,366,381	$(264,774)

Net income (loss) per share - basic and diluted	0.01	0.01	0.04	(0.01)

Weighted average number of shares outstanding - basic and diluted	28,854,792	28,793,108	28,834,712	27,935,109

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,235,727	$(430,088)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Items not effecting cash:
Depreciation and amortization	361,858	331,422
Gain from sale of property, plant and equipment	(14,595)	(5,865)
Provision for doubtful accounts	(16,171)	53,056
Gain on fair value adjustment to embedded derivatives	-	(6,376)
Net realized and unrealized gain on marketable securities	(26,419)	(16,485)
Minority interest in income (loss) of subsidiary	156,973	(27,195)
Gain from erosion of long-term loans	-	-
(Increase) decrease in deferred taxes	(2,652)	(22,187)
Changes in assets and liabilities:
(Increase) decrease in funds in respect of employee rights upon retirement	(19,834)	(11,390)
Increase in accounts receivable	(310,409)	(1,196,802)
Decrease in other assets	461,469	26,087
(Increase) in inventories	(872,705)	103,280
(Increase) decrease in trading securities	40,436	28,588
Increase in accounts payable	1,171,330	683,957
Increase (decrease) in other liabilities	890,642	(28,545)
Increase (decrease) in liability for employee rights upon retirement	(10,046)	29,666

Net cash provided by (used in) operating activities	3,045,604	(488,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(361,504)	(227,766)
Proceeds from sale of property, plant and equipment	26,463	19,577

Net cash used in investing activities	(335,041)	(208,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) short-term debt, net	(1,102,248)	360,142
Payments on long-term debt	(630,009)	(746,046)
Proceeds from long -term loans	263,634	883,310

Net Cash (used in) provided by financing activities	(1,468,623)	497,406

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	28,420	103,447

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,270,360	(96,213)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,670,912	1,581,967

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,941,272	$1,485,754

INTEREST PAID	$89,338	$132,942

TAXES PAID	$117,673	$75,271

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

On May 1, 2007, the Company issued 74,074 shares of common stock, having a fair value of $40,000 at date of issuance, to the former owner of Owen Mills. The shares were issued pursuant to the agreement signed on February 28, 2005 to acquire the business of Owen Mills.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of September 30, 2007 and for the three and nine month periods then ended (the “Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2006, as noted in G below.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three and nine months period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2006 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The Interim Financial Statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd., Dragonwear Trading Ltd, its 76% owned subsidiary, Achidatex Nazareth Elite (1997) Ltd., for all periods presented and Owen Mills (collectively, the “Company”). The minority interest represents the minority shareholders’proportionate share of Achidatex Nazareth Elite (1997) Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007

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

G.	Accounting for registration payment arrangements

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

As a result of our adoption of the FSP, the Interim Financial Statements includes a cumulative-effect adjustment to the opening balance of retained earnings, liabilities and equity as follows:

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007

	As of January 1, 2007
	As previously reported	Cumulative effect	As included as opening balance items in these Interim Financial Statements

Total liabilities	$5,707,861	$(123,654)	$5,584,207

Retained earning	2,791,720	(47,943)	2,743,777

Warrants	-	171,597	171,597

NOTE 2	INVENTORIES

Consist of:

	September 30, 2007	December 31, 2006

Raw materials	$1,930,925	$1,290,351
Work in progress	268,760	609,555
Finished goods	1,550,557	809,059

	$3,750,242	$2,708,965

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007

NOTE 3	SEGMENT INFORMATION AND CONCENTRATIONS

The Company has two strategic business units: the civilian market and the military market. The military market is further broken down between local and export sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because several assets are used in more than one segment and any allocation would be impractical.

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the nine months
ended September 30, 2007:

Revenue from sales	$2,521,007	$538,884	$7,603,349	$3,548,355	$14,211,595
Income from operations	224,961	96,180	1,515,923	607,540	2,444,604

For the nine months
ended September 30, 2006:

Revenue from sales	$2,645,780	$499,274	$1,516,152	$2,551,148	$7,212,354
Loss from operations	(81,577)	(15,394)	(46,748)	(78,659)	(222,378)

For the three months ended
September 30, 2007:

Revenue from sales	$840,842	-	$2,612,078	$1,193,125	$4,646,045
Income from operations	1,659	-	288,083	124,169	413,911

For the three months ended
September 30, 2006:

Revenue from sales	$1,254,899	$249,966	$400,031	$1,643,060	$3,547,956
Loss from operations	292,702	23,994	133,636	25,470	475,802

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007

B.	Geographic Areas – Financial Data: Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales to South America	$68,112	$1,041,919	$1,130,073	$1,333,776
Sales to North America	1,037,199	452,112	1,879,188	563,899
Sales to Europe and Asia	1,121,234	146,955	1,761,679	651,399
Sales to Australia	-	371,280	349,720	371,280
Israel	2,419,500	1,535,690	9,090,935	4,292,000

Total Sales	$4,646,045	$3,547,956	$14,211,595	$7,212,354

C.	Revenues from Sales to Single Customer Exceeding 10% of Sales:

	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006

Customer A (Military Local)	$2,436,669	$540,118	$7,277,861	1,400,800

NOTE 4	Income taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, the Company determined that there were no unrecognized income tax benefits or liabilities. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.

As of January 1, 2007, the Company’s Israeli subsidiaries income tax returns filed with the Israeli Tax Authorities prior to 2003, were no longer subject to examination by the Israeli tax authorities. During 2006, the Israeli tax authorities commenced an examination of certain of the subsidiaries’ income tax returns for the years 2003 through 2005. The Company did not anticipate at January 1, 2007 or during the first quarter of 2007, that the examination commenced in 2006 would have a material effect on its financial position.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007

During the second quarter of 2007, the Israeli Tax authorities proposed certain adjustments to the subsidiaries’ tax positions related to the allocation of costs within the group and management fees made by the Company. During the period ended September 30, 2007, each of Mayotex Ltd. and Export Erez Ltd. reached a settlement with the Israeli Tax Authorities regarding their tax positions from 2003 through 2005 for an aggregate of $214,620 (including accumulated interest) related to allocation of costs within the group and management fees made by the Company.

As a result of these tax settlements and based upon the enforcement of Israeli statutory tax regulations, the Company recognized a tax expense and a current tax liability of approximately $41,000 (including anticipated interest), since it is more likely than not that the settlement achieved will be sustained by the Israeli Tax Authorities with respect to the Company’s other subsidiaries in Israel and for all the Israeli subsidiaries for 2006.

Of the amounts mentioned above, $207,620 was recognized during the second quarter of 2007 and $48,000 was recognized during the third quarter of 2007.

NOTE 5	Significant related party transactions

Pursuant to an employment agreement with the President of the Company, he is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002, by cash payment or at his discretion, by receiving options to purchase shares of common stock in lieu of cash.

As of September 30, 2007, the President was entitled to bonus compensation in the amount of $104,989, or 104,989 options, each exercisable for two shares of the Company’s common stock, in lieu of such compensation, which may be realized over a vesting period of three years (having a fair value of $117,588 as of September 30, 2007). The Interim Financial Statements include a liability of $104,989 for such bonus.

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

        Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy is to consider the establishment of a reserve for warranty expenses, based upon our historical experience. We did not establish a reserve as at September 30, 2007 and December 31, 2006. If we change any of our assumptions with regard to our recognition of revenues or if there is a change with respect to warranties expenses, our financial position and results of operations may change materially.

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

        Most of our large export purchase orders are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have historically achieved net profits on an annual basis, but our quarterly profits are not consistent on a quarter to quarter basis. Nevertheless, we have striven to balance our accounts payable and accounts receivable.

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

        We believe that current international tensions, as well as terror attacks in Europe, Asia and Africa in recent years, the continuing war on terrorism, and the continuing conflict in Iraq are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

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

        In the second half of 2005, the Israeli Government evacuated the Gaza strip. As a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces, or IDF, indicated that it would slightly reduce its manpower and that its battlefield equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In addition, as a result of the war between Israel and the Hezbollah in Lebanon, which started in July 2006, many Israeli reserve forces were activated, and a large amount of stored equipment was removed from dry-storage compartments and mobilized. Since then our military business has grown as a result of an increase in the demand for our dry storage systems products, bulletproof vests and other military gear. The growth began in the fourth quarter of 2006 and has continued in 2007. In the nine months ended September 30, 2007 our sales to the Israeli Ministry of Defense grew to $7.6 million from $1.5 million in the nine months ended September 30, 2006, accounting for 53.5% and 21.0 % of our sales during these periods. As of November 11, 2007, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $4.0 million, including orders of approximately $500,000 that we received subsequent to September 30, 2007. We anticipate that we will ship approximately $1.0 million of this backlog during the fourth quarter of 2007.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets.

        Since 2003, we have increased our export efforts as a consequence of the prevailing environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America and Europe and Australia. We believe that those markets are growing and that any future success in such markets is mainly dependent on our ability to be competitive in our pricing and the quality of our products.

        As a result of the above, we expect that our export military business will grow in the next two to three years.

        The following table presents details of our export military sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales to South America	$68,112	$1,041,919	$1,130,073	$1,333,776
Sales to North America	1,037,199	452,112	1,879,188	563,899
Sales to Europe and Asia	1,121,234	146,955	1,761,679	651,399
Sales to Australia	-	371,280	349,720	371,280

Total Export Military Sales	$2,226,545	$2,012,266	$5,120,660	$2,920,354

        Local Civilian Market. Our product range for the civilian market is diversified. In 2006 and 2005, our local market business grew as a result of the improvement of the economic situation in Israel.

        Export Civilian Market. Our product range for the export civilian market consists of a range of several similar products to the agriculture sector to a single US based customer. The products we manufacture are distributed by us directly to end users located worldwide.

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

        Backlog. We had approximately $5.0 million of unfilled customer orders at September 30, 2007, out of which approximately $3.5 million was attributable to the Israeli Ministry of Defense, approximately $300,000 was attributable to the Israeli civilian market, approximately $470,000 was attributable to the U.S. market, and approximately $680,000 was attributable to orders from Europe, Asia and Africa.

Prior operations in the Erez Industrial Zone

        During 2004, the Israeli Government decided to evacuate persons and companies from the Erez Industrial Zone in the Gaza Strip where part of our operations was located. During the second half of 2004, we prepared for the eventual evacuation of facilities we owned and leased within this area by merging existing production facilities. We moved one of our “light cut and sew” operations to Sderot and some of our webbing equipment to Nazareth. We evacuated our remaining operations from the Erez Industrial Zone in August 2005. The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions as well as the Israeli Evacuation Compensation Law (2005) that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. On November 30, 2006, we were notified that the Israeli Government determined that Export Erez Ltd. and Mayotex Ltd. are entitled to advanced payments in the amounts of approximately $452,000 and $71,000, respectively, which amounts exceeded the receivables on our financial statements. We received those sums in January 2007. Further negotiations are currently taking place with respect to the final amount of compensation to be paid to our subsidiaries under their claims. However, we cannot provide any assurance that the claims, will be approved in full, or to what extent, or when the compensation will be paid.

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

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

        Net Revenues and Gross Profit Margin. Net revenues for the three months ended September 30, 2007 increased to $4.6 million from $3.5 million in the same period in 2006, an increase of 30.9%. The increase is primarily attributable to an increase in our major market segment, the local military market. In the three months ended September 30, 2007, Achidatex, Export Erez and Owen Mills accounted for $1.3 million or 27.0%, $3.0 million or 64.5%, and $394,000 or 8.5 % of our revenues, respectively. In the three months ended September 30, 2006, Achidatex, Export Erez, and Owen Mills accounted for $870,000 or 24.5%, $2.4 million or 67.3%, and $289,000 or 8.2% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006

Sales to the local civilian market	$841,000	$1,255,000
Sales to the export civilian market	-	250,000
Sales to the local military market	2,612,000	400,000
Export military sales	1,193,000	1,643,000

Total	$4,646,000	$3,548,000

        Gross profit in each of the three months periods ended September 30, 2007 and 2006 was approximately $1.2 million. Our gross profit did not increase in line with the increase in our revenues, mainly due to the mixture of products sold during this quarter compared to the two pervious quarters. In the three months ended September 30, 2007 Achidatex, Export Erez, and Owen Mills accounted for 29.7%, 71.0%, and (0.7)%, of our gross profit, respectively. In the three months ended September 30, 2006, Achidatex, Export Erez and Owen Mills accounted for 33.0%, 58.8%, and 8.2%, of our gross profit, respectively.

        Selling Expenses. Selling expenses for the three months ended September 30, 2007 increased to $219,000 from $197,000 for the same period in 2006. The increase in our selling expenses was attributable to the higher sales commissions paid on export sales. Achidatex’s selling expenses for the three months ended September 30, 2007 were $121,000 compared to $ 27,000 for the three months ended September 30, 2006. Export Erez’s selling expenses for the three months ended September 30, 2007 were $95,000 compared to $165,000 for the three months ended September 30, 2006. Owen Mills’ selling expenses for the three months ended September 30, 2007 were $2,600 compared to $5,000 for the three months ended September 30, 2006.

        General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2007 slightly decreased to $529,000 from $536,000 for the same period in 2006, as a result of the stability of our operations in this period.

        Financial Expenses. We had financial expense, net of $ 128,000 for the three months ended September 30, 2007 as compared to financial expenses, net of $95,000 for the same period in 2006. This expense is primarily due to the change in the exchange rate of the U.S. Dollar versus the NIS, which resulted in a loss of $89,000 for the three months ended September 30, 2007 compared to a loss of $44,000 for the same period in 2006.

        Other Income (Expenses), Net. We had other expense, net for the three months ended September 30, 2007 of $24,000 as compared to other income, net of $18,000 for the same period in 2006. Our other expense in 2007 is attributable to losses from sales of our tradable securities.

        Income Tax Expense (Benefit). Our income tax expense for the three months ended September 30, 2007 was $199,000 as compared to an income tax expense of $24,000 for the comparable period in 2006. Our income tax expense of $199,000 resulted from Export Erez Ltd.‘s tax settlement with the Israeli tax authorities regarding its tax position from 2003 through 2005. As a result of Export Erez Ltd.‘s tax settlement and based upon the enforcement of statutory tax regulations, we recognized a tax expense and a current tax liability of approximately $41,000 during the three months ended September 30, 2007, related to the above unrecognized tax expenses in respect of our other subsidiaries in Israel, since it is more likely than not that the proposed settlement will be sustained by the Israeli tax authorities.

        As an Israeli taxpayer, we are unable to include the losses of Owen Mills in our consolidated income tax filings in Israel. Achidatex’s income tax expense for the three months ended September 30, 2007 was $16,000 compared to income tax benefit of $2,000 for the three months ended September 30, 2006. Export Erez’s income tax expense for the three months ended September 30, 2007 was $57,000 compared to income tax expense of $26,000 for the three months ended September 30, 2006. The increase in income tax expense was mainly due to our subsidiary tax settlement. In 2007, the corporate statutory tax rate in Israel was reduced to 29%. Defense Industries did not have any tax expense for the three months ended September 30, 2007 and 2006. Owen Mills did not have any tax expense for the three months ended September 30, 2007 and 2006.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended September 30, 2007, we recognized and recorded minority share in our subsidiary profit of $6,400 compared to minority share in our subsidiary profit of $68,000 for the three months ended September 30, 2006.

        Net Income (Loss). In the three months ended September 30, 2007, we had consolidated net income of $184,000 compared to net income of $275,000 for the three months ended September 30, 2006. Achidatex’s net income for the three months ended September 30, 2007 was $20,000 compared to a net income of $147,000 for the three months ended September 30, 2006. Export Erez’s net income for the three months ended September 30, 2007 was $252,000 compared to a net income of $262,000 for the three months ended September 30, 2006. Owen Mills’ net loss for the three months ended September 30, 2007 was $14,000 compared to a net loss of $5,500 for the three months ended September 30, 2006. Defense Industries’ net income for the three months ended September 30, 2007 was $15,000 compared to a net loss of $139,000 for the three months ended September 30, 2006.

        Other Comprehensive Income (Loss). We had other comprehensive income, for the three months ended September 30, 2007 of $215,000 compared to other comprehensive income of $120,000 for the three months ended September 30, 2006. This comprehensive loss is principally attributable to the change in the US Dollar exchange rate versus the NIS.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

        Net Revenues and Gross Profit Margin. Net revenues for the nine months ended September 30, 2007 increased to $14.2 million, from $7.2 million in the same period in 2006, an increase of 97.0%. The increase is primarily attributable to a general increase the local military and export military market segments. In the nine months ended September 30, 2007, Achidatex, Export Erez and Owen Mills accounted for $4.2 million, or 29.6%, $9.1 million, or 64.0%, and $904,000, or 6.4% of our revenues, respectively. In the nine months ended September 30, 2006, Achidatex, Export Erez, and Owen Mills accounted for $2.2 million, or 30.5%, $4.3 million, or 59.1%, and $747,000, or 10.4% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006

Sales to the local civilian market	$2,521,000	$2,646,000
Sales to the export civilian market	539,000	499,000
Sales to the local military market	7,603,000	1,516,000
Export military sales	3,548,000	2,551,000

Total	$14,212,000	$7,212,000

        Gross profit for the nine months ended September 30, 2007 was $4.8 million, compared to $1.7 million, for the same period in 2006. This increase in gross profit is principally attributable to the increase in sales and the increase in production resulting in the increased absorption of fixed manufacturing expenses during the nine months ended September 30, 2007 compared to the same period in 2006. In the nine months ended September 30, 2007 Achidatex, Export Erez, and Owen Mills accounted for 32.4%, 64.7% and 2.9%, of our gross profit, respectively. In the three months ended September 30, 2006, Achidatex, Export Erez and Owen Mills accounted for 32.6%, 58.5% and 8.9%, of our gross profit, respectively.

        Selling Expenses. Selling expenses for the nine months ended September 30, 2007 increased to $773,000 from $415,000 for the same period in 2006. The increase in our selling expenses was attributable to an increase in the export sales and commissions paid on export sales. Achidatex’s selling expenses for the nine months ended September 30, 2007 were $229, 000 compared to $133,00 for the nine months ended September 30, 2006. Export Erez’s selling expenses for the nine months ended September 30, 2007 were $533,000 compared to $271,000 for the nine months ended September 30, 2006. Owen Mills’ selling expenses for the nine months ended September 30, 2007 were $3,500 compared to $11,000 for the nine months ended September 30, 2006.

        General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2007 slightly increased to $1.6 million, from $1.5 million, for the same period in 2006, as a result of the stability of our operations in this period.

        Financial Expenses. We had financial expenses, net of $176,000 for the nine months ended September 30, 2007 as compared to financial expenses, net of $253,000 for the same period in 2006. The decrease is primarily due to the change in the U.S. Dollar exchange rate versus the NIS, which resulted in a loss of $41,000 for the nine months ended September 30, 2007 and a loss of $108,000 for the same period in 2006.

        Other Income (Expenses), Net. We had other income, net for the nine months ended September 30, 2007 of $54,000 as compared to other income, net of $32,000 for the same period in 2006. Our other income in 2007 is attributable to profit from sales of tradable securities and from sales of fixed assets.

        Income Tax Expense (Benefit). Our income tax expense for the nine months ended September 30, 2007 was $958,000 as compared to an income tax benefit of $20,000 for the comparable period in 2006. Approximately $215,000 of our income tax expense of $958,000 resulted from Mayotex Ltd.‘s and Export Erez Ltd. tax settlement with the Israeli tax authorities regarding its tax position from 2003 through 2005. As a result of Mayotex Ltd.‘s and Export Erez Ltd. tax settlement and based upon the enforcement of statutory tax regulations, we recognized a tax expense and a current tax liability of approximately $41,000 during the nine months ended September 30, 2007, related to the above unrecognized tax expenses, in respect of our other subsidiaries in Israel, since it is more likely than not that the proposed settlement will be sustained by the Israeli tax authorities.

        As an Israeli taxpayer, we are unable to include the losses of Owen Mills in our consolidated income tax filings in Israel. Achidatex’s income tax expense for the nine months ended September 30, 2007 was $234,000 compared to income tax benefit of $23,000 for the nine months ended September 30, 2006. Export Erez’s income tax expense for the nine months ended September 30, 2007 was $724,000 compared to income tax expense of $43,000 for the nine months ended September 30, 2006. The increase in income tax expense was due to our improved operating results in the period. In 2007, the corporate statutory tax rate in Israel was reduced to 29%. Defense Industries did not have any tax expense for the nine months ended September 30, 2007 and 2006. Owen Mills did not have any tax expense for the nine months ended September 30, 2007 compared to $800 for the nine months ended September 30, 2006.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the nine months ended September 30, 2007, we recognized and recorded minority share in our profit of $129,000 compared to minority share in our loss of $27,000 for the nine months ended September 30, 2006.

        Net Income (Loss). In the nine months ended September 30, 2007, our consolidated net income was $1.2 million, compared to net a net loss of $430,000 for the nine months ended September 30, 2006. Achidatex’s net income for the nine months ended September 30, 2007 was $407,458 compared to a net loss of $227,000 for the nine months ended September 30, 2006. Export Erez’s net income for the nine months ended September 30, 2007 was $1.0 million, compared to net income of $121,000 for the nine months ended September 30, 2006. Owen Mills’ net loss for the nine months ended September 30, 2007 was $167,000 compared to a net loss of $114,000 for the nine months ended September 30, 2006. Defense Industries’ net loss for the nine months ended September 30, 2007 was $48,000 compared to a net loss of $210,000 for the nine months ended September 30, 2006.

        Other Comprehensive Income (Loss). We had other comprehensive income, for the nine months ended September 30, 2007 of $131,000 compared to other comprehensive income of $165,000 for the nine months ended September 30, 2006. This comprehensive income is principally attributable to the change in the exchange rate of U.S. Dollar versus the NIS.

Liquidity and Capital Resources

        As of September 30, 2007, we had cash and cash equivalents of $2.9 million, $801,000 of trading securities, and working capital of $6.2 million as compared to $1.7 million in cash and cash equivalents, $805,000 of trading securities and $4.8 million of working capital at December 31, 2006.

        Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2007 as compared to net cash used in operating activities of $489,000 for the same period in 2006. This was primarily attributable to net income of $1.2 million, an increase in accounts payable of $1.2 million, a decrease in other assets of 461,000, depreciation of $362,000 and an increase in other liabilities of $891,000 offset by an increase in inventory of $873,000 and an increase in accounts receivable of $310,000.

        Net cash used in investing activities was $335,000 for the nine months ended September 30, 2007 as compared to $208,000 in the nine months ended September 30, 2006. During the nine months ended September 30, 2007, purchases of fixed assets were $362,000 compared to $228,000 during the nine months ended September 30, 2006.

        Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2007 as compared to $497,000 of net cash provided by financing activities for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we decreased our short-term debt by $1.1 million and we repaid $630,000 of long-term debt.

        The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2007 and the effect we expect them to have on our liquidity and cash flow in future periods:

Contractual Obligations	Payments due by Period
	Total	less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$1,203,000	$496,000	$550,000	$158,000	-
Estimated interest payments on
long-term debt obligations	127,000	46,000	44,000	37,000	-
Operating lease obligations	439,000	362,000	77,000	-	-

Total	$1,769,000	$904,000	$671,000	$195,000

        As of September 30, 2007, our principal commitments consisted of $1.8 million of long-term debt, estimated interest payments on long-term debt obligations, and operating lease obligations. Of such amount, we incurred $1.2 million in long-term debt in order to support the increased scope of our operations. We currently do not have significant capital expenditures or purchase commitments. We anticipate that our cash resources will be used primarily to fund our operating activities. We believe that our spending for research and development for the remainder of 2007 will be approximately $30,000.

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

        During 2006, the NIS rose approximately 8.2% against the dollar. In the period ending in September 30, 2007, there was inflation in Israel of 2.29% and the U.S. dollar depreciated in relation to the NIS at a rate of 5.02%, from NIS 4.225 per $1.00 on December 31, 2006 to NIS 4.0313 per $1 on September 30, 2007. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected. We will also be adversely affected if the dollar depreciates against the Euro, the currency used for many of our purchases of raw material.

        We did not enter into any foreign exchange contracts in the year ended December 31, 2006 and the nine months ended September 30, 2007.

Item 3A. Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within applicable time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that there were material weaknesses in the effectiveness of our disclosure controls and procedures as of December 31, 2006, March 31, 2007 and June 30, 2007 in connection our Annual Report on Form 10-KSB for the year ended December 31, 2006 and our Quarterly Reports on Form 10-QSB for the three month period ended March 31, 2007 and the six month period ended June 30, 2007. We are working towards correcting these material weaknesses and intend to shortly file an Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2006 and Amended Quarterly Reports on Form 10-QSB/A for the three month period ended March 31, 2007 and the six month period ended June 30, 2007.

        As required by the Exchange Act Rule 13a-15(e) we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On May 1, 2007, we issued 74,074 shares of common stock, having a fair market value of $40,000 at date of issuance, to the former owner of Owen Mills. The shares were issued pursuant to the agreement we signed on February 28, 2005 to acquire the business of Owen Mills. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

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

Date: November 14 , 2007