Form 10KSB/A
period 2006-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2008-01-16
CIK 1069563

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

Yes ☐ No ☒

2

EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-KSB/A hereby amends the Consolidated Statements of Cash Flows, Note 15 B to the financial statements relating to additional geographic financial data, Item 8A. Controls and Procedures and the Section 302(a) certifications of the chief executive officer and the chief financial officer of Defense Industries International Inc.‘s, contained in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 which was filed on April 9, 2007. This Amendment No. 2 is not intended to revise other information presented in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as originally filed and all such other information in the original filing, which remains unchanged. As a result, this Amendment No. 2 to our Annual Report on Form 10-KSB continues to speak as of April 9, 2007, except as to changes made in Amendment No. 1 to our Annual Report on Form 10-KSB filed on October 29, 2007 and except as to Item 8A. Controls and Procedures, Consolidated Statement of Cash Flows and additional geographic financial data, which speaks as January 16, 2008, the date of the filing of this Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

         For the convenience of the reader the entire document is being refiled.

3

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

         Our management reconsidered, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on the revaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

         During the revaluation it was determined that our accounting resources were inadequate to ensure that our accounting staff is able to research all applicable accounting standards and pronouncements as they relate to our financial statements and underlying disclosures. We are currently working towards correcting this material weakness.

Changes in Internal Controls over Financial Reporting

         There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter of the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

         However, given the identification of the material weakness described above, we have enhanced the capabilities of our accounting team by hiring a controller having a prior public company experience and have initiated a program to provide our accounting team with continued educational programs.

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

Dated: January 16, 2008	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Defense Industries International, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 2 (V) to the accompanying consolidated financial statements, the Company has restated its 2006 statement of cash flows to properly classify cash flows from trading securities and geographic financial data regarding the sources of revenue.

/s/ Virchow, Krause & Company, LLP

Virchow, Krause & Company, LLP
Minneapolis, Minnesota
March 31, 2007 (except for Note 2 (V), to which the date is November 28, 2007)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Defense Industries International, Inc. and Subsidiaries (the ‘Company”) as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

As discussed in Note 2(V) to the accompanying consolidated financial statements, the Company has restated its 2005 statement of cash flows to properly classify cash flows from trading securities and geographic financial data.

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
April 20, 2006 (except for Note 2(V), to which the date is November 28, 2007)

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Year ended December 31
	2006	2005

NET REVENUES	$10,601,546	$11,448,369

COST OF SALES	8,327,981	8,770,157

GROSS PROFIT	2,273,565	2,678,212

OPERATING EXPENSES
Selling	555,193	749,457
General and administrative	2,037,768	1,872,324

Total Operating Expenses	2,592,961	2,621,781

INCOME (LOSS) FROM OPERATIONS	(319,396)	56,431

OTHER INCOME (EXPENSES)
Financial expense, net	(370,774)	(94,424)
Gain on fair value adjustment to embedded derivatives	43,123	4,820
Other income, net	44,343	92,914

Total Other Income (Expenses)	(283,308)	3,310

INCOME (LOSS) BEFORE INCOME TAXES	(602,704)	59,741

Income tax expenses (benefits)	(8,624)	71,515

Loss before minority interest	(594,080)	(11,774)

Minority interest (income) loss	(22,899)	14,933

NET LOSS BEFORE EXTRAORDINARY INCOME	(571,181)	(26,707)

Extra ordinary income, net of tax (Note 12)	240,658	-

NET LOSS	(330,523)	(26,707)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income (loss), net of minority interest of $36,949 and $18,887, respectively	342,294	(243,656)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(117,565)	89,265

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	224,729	(154,391)

COMPREHENSIVE LOSS	$(105,794)	$(181,098)

Net loss per share - basic and diluted	$(0.01)	$(0.001)

Weighted average number of shares outstanding - basic and diluted	28,151,395	26,455,933

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Number of outstanding shares of common stock	Common Stock Capital	Additional Paid-In Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total shareholders' Equity

Balance as of January 1, 2005	25,350,000	$2,535	$1,711,450	$3,148,950	$(151,844)	$4,711,091

Foreign currency translation loss	-	-	-	-	(262,543)	(262,543)

Common stock issued for cash	1,915,467	191	761,441	-	-	761,632

Common stock issued to acquire Rizzo Inc.	36,463	4	39,996	-	-	40,000

Net loss	-	-	-	(26,707)	-	(26,707)

Balance as of December 31, 2005	27,301,930	2,730	2,512,887	3,122,243	(414,387)	5,223,473

Foreign currency translation loss	-	-	-	-	379,243	379,243

Common stock issued (2)	1,368,191	137	(137)	-	-	-

Common stock issued to acquire Rizzo Inc.(3)	123,077	12	39,988	-	-	40,000

Net loss	-	-	-	(330,523)	-	(330,523)

Balance as of December 31, 2006	28,793,198	$2,879	$2,552,738	$2,791,720	$(35,144)	$5,312,193

(1)	Net of issuance expenses

(2)	See Note 13

(3)	See Note 1

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(330,523)	$(26,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	462,595	338,045
Provision for doubtful accounts	100,801	123,194
Gain on fair value adjustment to embedded derivatives	(43,123)	(4,820)
Deferred taxes	(33,173)	21,001
Minority interest in (income) loss of subsidiary	(22,899)	14,933
Net realized and unrealized gain on trading securities	(38,357)	(80,652)
Gain from sale of fixed assets	(8,415)	(10,021)
(increase) decrease in accounts receivable	(949,874)	989,290
Decrease in inventories	364,822	66,327
(Increase) decrease in trading securities	46,180	49,427
Increase in other current assets	(250,066)	(189,041)
(Increase) decrease in deposits for employee relations	(56,507)	100,346
(Decrease) increase in accounts payable	62,097	(123,364)
(Decrease) increase in other current liabilities	403,312	(602,967)
(Decrease) increase in provision for the severance of employer-employee relations	82,277	(63,911)

Net Cash Provided By(Used in) Operating Activities	(210,853)	601,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(261,914)	(889,260)
Proceeds from sale of property, plant and equipment	14,387	149,875
Cash acquired in acquisition of Owen Mills Company	-	20,415

Net Cash Used In Investing Activities	(247,527)	(718,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term debt, net	793,976	287,099
Proceeds from short term debt	-	21,726
Net proceeds from sale of common stock	-	933,229
Proceeds from long term debt	940,541	1,050,760
Repayment of long-term debt	(1,063,165)	(809,896)

Net Cash Provided By Financing Activities	671,352	1,482,918

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(124,027)	(288,074)

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,945	1,076,954

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,581,967	505,013

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,670,912	$1,581,967

INTEREST PAID	$88,924	$86,350

TAXES PAID	$259,357	$147,898

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

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company), a Los Angeles-based manufacturing and service company specializing in military and industrial sewing of marine and ballistic fabric products. Under the terms of the agreement, the Company purchased all of the outstanding shares of Owen Mills Company in consideration for a $200,000 note payable and shares of the Company's common stock having a value of $200,000, based on the average closing price per share of the Company's common stock for the ten trading days preceding the issuance of such shares. The Company shall pay the $400,000 of aggregate consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company has paid the former shareholder of Owen Mills Company a total of $200,000; the present value of the cash payments is $172,401 (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the agreement (On April 27, 2005 the Company issued 36,463 shares of common stock having a fair value of $40,000 to the former shareholder of Owen Mills Company); and (iii) four annual payments of $40,000 in the form of the Company's common stock paid to the former shareholder of Owen Mills Company through February 2009. On April 3, 2006, the Company issued 123,077 shares of common stock having a fair value of $40,000. As of December 31, 2006, $120,000 is reflected on the Consolidated Balance Sheet as a liability for common stock to be issued. The Company acquired assets totaling $576,190 (consisting of cash of $20,415, accounts receivable, net of $232,224, inventories of $179,306, property, plant and equipment, net of $140,380, and other current assets of $3,865) and assumed liabilities of $284,689 (consisting of accounts payable of $30,973, other current liabilities of $160,046, and long-term debt of $93,670), which resulted in the recording of $80,900 in goodwill.

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

(V) Restatement

The Company has restated it Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, by reclassifying purchases and sales of trading securities to be included in cash flows from operating activities. Consequently, this reclassification has resulted in a change to cash flows from operating activities with an equal and off-setting impact to cash flows from investing activities, as follows:

	Year ended December 31, 2006
	As Previously Reported	Restatement	As Reported in the Financial Statements

Net Cash Provided By
(Used in) Operating
Activities	$(250,033)	$46,180	$(210,853)

Net Cash Used In
Investing Activities	$(201,347)	$(46,180)	$(247,527)

	Year ended December 31, 2005
	As Previously Reported	Restatement	As Reported in the Financial Statements

Net Cash Provided By
(Used in) Operating
Activities`	$551,653	$49,427	$601,080

Net Cash Used In
Investing Activities	$(669,543)	$(49,427)	$(718,970)

In addition, the Company added Note 15 (B) to disclose revenues by geographic areas.

NOTE 3	TRADING SECURITIES

A reconciliation of original cost to fair market value for trading securities held at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Trading securities, at cost	$790,495	$713,690
Unrealized gain on trading securities	14,468	25,649

Trading securities at fair market value	$804,963	$739,339

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 4	INVENTORIES

Inventories at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Raw materials	$1,290,351	$1,815,021
Work in progress	609,555	592,751
Finished goods	809,059	514,226

	$2,708,965	$2,921,998

NOTE 5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005	Estimated Useful Life

Buildings	$31,172	$27,395	15 -25 Years
Leasehold improvements	336,536	280,993	10 Years
Motor vehicles	512,577	427,153	5-7 Years
Office equipment and furniture	375,938	324,289	3 - 14 Years
Equipment	3,939,695	3,663,354	5 Years

	5,195,918	4,723,184
Less: Accumulated depreciation	(3,001,235)	(2,452,729)

	$2,194,683	$2,270,455

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

*** Controlling share holder.

NOTE 15	SEGMENT INFORMATION AND CONCENTRATIONS

(A) Revenues and Income from Operations:

	Civilian Local	Military Local	Military Export	Consolidated

December 31, 2006
Revenues	$4,157,778	$2,880,774	$3,562,994	$10,601,546
Income from operations	(263,733)	(18,441)	(37,222)	(319,396)

December 31, 2005
Revenues	$2,492,839	$2,465,417	$6,490,113	$11,448,369
Income from operations	21,055	12,809	22,567	56,431

(B) Geographic Areas - revenues:

	Year ended December 31,
	2006	2005

South America	$1,674,564	$882,440
North America	195,139	1,251,611
Europe	922,623	3,532,161
Australia	770,668	--
Other International	--	823,901
Israel	7,038,552	4,958,256

Total	$10,601,546	$11,448,369

(C) Single Customers Exceeding 10% of Sales:

	2006	2005

Customer A (Israeli Ministry of Defense and Government of Israel)	$2,507,491	$2,099,918
Customer B (Military Export)	$(1) --	$1,141,234

Accounts receivable balance
Customer A (Israeli Ministry of Defense and Government of Israel)	$1,131,896	$420,252
Customer B (Military Export)	$--	$198,209

(1)	In the year 2006 the sales to Customer B were less than 10%