Form 10QSB/A
period 2007-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2008-01-16
CIK 1069563

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

Yes ☐ No ☒

EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-QSB/A hereby reflects our adoption, as of January 1, 2007, of FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for securities registration payment arrangements. On January 7, 2008, the Securities and Exchange Commission informed us that they do not object to our approach in adopting the FSP and continued application of EITF 00-19, for the classification, as permanent equity component, of certain warrants originally accounted for as derivatives, as reflected in Amendment No. 1 to our Quarterly Report on Form 10-QSB/A, filed on October 29, 2007. In addition, this Amendment No. 2 amends Item 3. Controls and Procedures, contained in our Quarterly Report on Form 10-QSB for the three month period ended March 31, 2007 which was filed on May 15, 2007. This Amendment No. 2 is not intended to revise other information presented in our Quarterly Report on Form 10-QSB for the three month period ended March 31, 2007 as originally filed and all such other information in the original filing, which remains unchanged. As a result, this Amendment No. 2 to the Quarterly Report on Form 10-QSB continues to speak as of May 15, 2007, except for the adoption for the first time of the FSP and Item 3. Controls and Procedures, which speaks as January 16, 2008, the date of the filing of this Amendment No. 2 to the our Quarterly Report on Form 10-QSB for the three month period ended March 31, 2007.

         For the convenience of the reader the entire document is being refilled.

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

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,2007	December 31, 2006
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,539,415	$947,361
Short-term debt	2,332,155	2,440,231
Common stock to be issued	40,000	40,000
Other current liabilities	861,915	938,050

Total Current Liabilities	5,773,485	4,365,642

LONG-TERM LIABILITIES
Long-term portion of debts	702,863	798,237
Liability for employee rights upon retirement	342,516	340,328
Common stock to be issued	80,000	80,000
Embedded derivatives at fair value	-	123,654

Total Long-term Liabilities	1,125,379	1,342,219

TOTAL LIABILITIES	6,898,864	5,707,861

Minority interest	934,017	903,138

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $.0001 par value, 250,000,000 shares authorized, 28,793,198 issued and outstanding	2,879	2,879
Additional paid-in capital	2,552,738	2,552,738
Warrants	171,597	-
Retained earnings	3,195,630	2,791,720
Cumulative effect of adopting new accounting pronouncement (*)	(47,943)	-
Accumulated other comprehensive loss	(8,129)	(35,144)

Total Shareholders' Equity	5,866,772	5,312,193

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,699,653	$11,923,192

(*)	As restated, see Note 1 G.

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

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of March 31, 2007 and for the three month period then ended (the “Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2006 as noted in G bellow.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three months period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2006 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

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

The Company adopted FSP EITF 00-19-2, as of January 1, 2007, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. Previously filed 2007 interim financial statements did not reflect the adoption of this FSP. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

As a result of our adoption of the FSP for the first time, the Interim Financial Statements includes a commutative-effect adjustment to the opening balance of retained earnings and liabilities as follows:

	As of January 1, 2007
	As Previously Reported	Cumulative Effect	As Reported in these Interim Financial Statements

Total liabilities	$5,707,861	$(123,654)	$5,584,207

Retained earning	2,791,720	(47,943)	2,743,777

Warrants	-	171,597	171,597

The Interim Financial Statements has been restated, as they did not originally reflect the adoption of the FSP. The restatement had the following impact on the following financial statement captions:

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

         Our management reconsidered, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on the revaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Date: January 16, 2008