Form 10QSB/A
period 2007-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2008-01-16
CIK 1069563

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

Yes ☐ No ☒

EXPLANATORY NOTE

         This Amendment No. 2 on Form 10-QSB/A hereby reflects our adoption, as of January 1, 2007, of FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for securities registration payment arrangements. On January 7, 2008, the Securities and Exchange Commission informed us that they do not object to our approach in adopting the FSP and continued application of EITF 00-19, for the classification, as permanent equity component, of certain warrants originally accounted for as derivatives, as reflected in Amendment No. 1 to our Quarterly Report on Form 10-QSB/A, filed on October 29, 2007. In addition, this Amendment No. 2 amends Item 3. Controls and Procedures, contained in our Quarterly Report on Form 10-QSB for the three and six month periods ended June 30, 2007 which was filed on August 14, 2007. This Amendment No. 2 is not intended to revise other information presented in our Quarterly Report on Form 10-QSB for the three and six month periods ended June 30, 2007 as originally filed and all such other information in the original filing, which remains unchanged. As a result, this Amendment No. 2 to the Quarterly Report on Form 10-QSB continues to speak as of August 14, 2007 except for the adoption for the first time of the FSP and Item 3. Controls and Procedures, which speaks as January 16, 2008, the date of the filing of this Amendment No. 2 to the our Quarterly Report on Form 10-QSB for the three and six month periods ended June 30, 2007.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2007	December 31, 2006
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,229,969	$947,361
Short-term debt and current maturities of long-term debt	1,737,937	2,440,231
Common stock to be issued	40,000	40,000

Other current liabilities	1,399,990	938,050

Total Current Liabilities	5,407,896	4,365,642

LONG-TERM LIABILITIES
Long-term portion of debt	775,411	798,237
Liability for employee rights upon retirement	329,054	340,328
Deferred taxes	1,771	--
Common stock to be issued	40,000	80,000
Embedded derivatives at fair value	-	123,654

Total Long-Term Liabilities	1,146,236	1,342,219

TOTAL LIABILITIES	6,554,132	5,707,861

Minority interest	1,020,151	903,138

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $.0001 par value, 250,000,000 shares authorized, 28,867,272
and 28,793,198, respectively, issued and outstanding	2,886	2,879
Additional paid-in capital	2,697,877	2,552,738
Warrants	66,451	-
Retained earnings	3,843,946	2,791,720
Cumulative effect of adopting new accounting pronouncement (*)	(47,943)	-
Accumulated other comprehensive loss	(138,654)	(35,144)

Total Shareholders' Equity	6,424,563	5,312,193

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,998,846	$11,923,192

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

G.	Restatement for accounting for registration payment arrangements

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

The Interim Financial Statements has been restated, as they did not originally reflect the adoption of the FSP. The restatement had the following impact on the following financial statement captions:

	As of June 30, 2007
	As previously reported	Adjustment	Restated Interim Financial Statements

Total liabilities	$6,604,183	$(50,051)	$6,554,132

Retained earning	3,917,549	(121,546)	3,796,003

Additional paid-in capital	2,592,731	105,146	2,697,877

Warrants	-	66,451	66,451

	For the three months ended June 30, 2007
	As previously reported	Adjustment	Restated Interim Financial Statements

Net income	$660,765	$(12,449)	$648,316

Comprehensive income	564,209	(12,449)	551,760

	For the six months ended June 30, 2007
	As previously reported	Adjustment	Restated Interim Financial Statements

Net income	$1,125,829	$(73,603)	$1,052,226

Comprehensive income	1,041,918	(73,603)	968,315

NOTE 2	INVENTORIES

Consist of:

	June 30, 2007	December 31, 2006

Raw materials	$1,955,991	$1,290,351
Work in progress	1,283,118	609,555
Finished goods	543,249	809,059

	$3,782,358	$2,708,965

NOTE 3	SEGMENT INFORMATION AND CONCENTRATIONS

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

         Our management reconsidered, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on the revaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

         During the revaluation it was determined that our accounting resources were inadequate to ensure that our accounting staff is able to research all applicable new accounting standards and pronouncements as they relate to our financial statements and underlying disclosures. We are currently working towards correcting these material weaknesses.

Changes in Internal Controls over Financial Reporting

        There were no changes to our internal controls over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         However, given the identification of the material weaknesses described above, we have enhanced the capabilities of our accounting team by hiring a controller having a prior public company experience and have initiated a program to provide our accounting team with continued educational programs.

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