Form 10KSB
period 2007-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2008-05-05
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $0.0001 per share	OTC Bulletin Board

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

Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $19,262,928

The aggregate market value of voting stock held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the OTC Bulletin Board, on May 1, 2008 was $3,383,136

As of May 1, 2008, the issuer had 28,991,111 shares of Common Stock, par value $0.0001, outstanding.

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

        Statements made in this annual report concerning the contents of any contract, agreement or other document are summaries of such contracts, agreements or documents and are not complete descriptions of all of their terms. If we filed any of these documents as an exhibit to this annual report or to any previous filling with the Securities and Exchange Commission, or SEC, you may read the document itself for a complete recitation of its terms.

Defense Industries International, Inc.
FORM 10-KSB
INDEX

iv

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

        Our main products include body armor, bomb disposal suits, bullet proof vests and jackets, tactical combat vests, ballistic wall coverings, bullet proof ceramic and polyethylene panels, V.I.P. car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products, tents and other camping and travel gear.

Company History

        Our predecessor was incorporated in the State of Utah on July 9, 1997 as Pawnbrokers Exchange, Inc., or Pawnbrokers Exchange. On July 8, 2002, Pawnbrokers Exchange changed its corporate domicile from the State of Utah to the State of Nevada, through a merger with its wholly owned subsidiary, Defense Industries International, Inc., or Defense Industries, a Nevada corporation organized on July 1, 2002. As part of the reincorporation, Pawnbrokers Exchange changed its name to Defense Industries. Each issued and outstanding share of Pawnbrokers Exchange capital stock was converted into and exchanged for one share of Defense Industries common stock. Defense Industries is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock.

Organization

        We are a holding company whose subsidiaries include Export Erez USA, Inc. and Rizzo Inc. Export Erez USA, Inc. is a holding company whose subsidiaries include Export Erez, Ltd., or Export Erez, a wholly owned subsidiary, Mayotex, Ltd., or Mayotex, a wholly owned subsidiary, Dragonwear Trading Ltd., or Dragonwear, a wholly owned subsidiary, and Achidatex Nazareth Elite (1977) Ltd., or Achidatex, a majority owned subsidiary.

        Export Erez was incorporated in Israel on January 23, 1983 under the name R.T.V. Ltd. and changed its name to Export Erez on April 25, 1987. Export Erez is principally engaged in the design, production and marketing of personal military and civilian protective equipment and supplies such as body armor, bomb disposal suits, bulletproof vests, and associated heavy fabric products, such as battle pouches and combat harness units, tents and other camping equipment.

        Mayotex was incorporated in Israel on March 7, 1990. Mayotex is engaged in weaving, processing and dyeing of webbings, cutting and sewing of bulletproof fabrics used by Export Erez in manufacturing its finished products and goods and in VIP car armoring and lightweight vehicle armor kit production. On December 20, 2005, Mayotex acquired the operations of Chemoplast Industries (1994) Ltd., or Chemoplast, including its machinery, computer systems, inventory, know-how and name. Chemoplast is an Israeli provider of controlled dry storage systems for tank, armored personnel carriers and other military vehicles, and of equipment that require battlefield readiness and quick deployment such as collapsible liquid storage tanks, mobile silos for storage of grains, liners for tanks shipping systems, custom-made covers for artillery, vehicles, communication equipment, tarpaulins, various technical products and special-purpose defense items.

        Dragonwear was incorporated in Cyprus in October 2000 and is engaged in trading textile products.

        Achidatex was incorporated in Israel on August 2, 1977 as a limited liability company under the Israeli Companies Ordinance. Export Erez USA, Inc. acquired 76% of Achidatex shares on June 18, 2001, from Mr. Avraham Hatzor, Mr. Freddy Davidovitz and Mr. Shmuel Davidovitz, who retain 24% of the outstanding Achidatex shares. Achidatex is a leading manufacturer of ballistic shields, long term storage systems, liquid logistic products, combat flak jackets, tents and other personal military and civilian protective equipment and supplies.

        Rizzo Inc., is a California corporation doing business under the name Owen Mills Company. We acquired all of the outstanding shares of Rizzo Inc. in February 2005. Owen Mills specializes in military and industrial sewing of marine and ballistic fabric products. Owen Mills manufactures many of our products in the U.S. We believe that by the second half of the year 2008 Owen Mills will begin to manufacture ceramic body armor.

Strategy

        We believe that current international tensions, the subsequent war on terrorism, and the continuing conflict in Iraq are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

        We expect to address this growth by offering a comprehensive array of high quality branded security products that meet our customers' increasingly complex security products requirements. We intend to enhance our position in the industry through additional strategic acquisitions that will broaden our portfolio of products.

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

        Our military products include body armor, bulletproof and stab-resistant clothing, combat vests, bomb disposal suits, battle pouch and combat harness units, flak jackets, ballistic helmets, dust protectors, padded coats, sleeping bags, weapon straps and belts, dry storage systems, liquid logistics products, ceramic and UHMW polyethylene ballistic plates, ballistic wall coverings, tents, vehicle covers and lightweight vehicle armor kits. Products currently under development include sophisticated stab-resistant solutions, lighter polyethylene ballistic plates and new lightweight vehicle armor kits.

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

        The following table details our current product line and target markets:

Product description	Target markets	Geographical market

Dust protectors and various covers	Military	International
Padded coats	Military, civilian	International
Protective vests and flak jackets	Military, civilian	International
Cooling jackets	Military	International
Overalls	Military	International
Vests	Military, civilian	International
Sleeping bags	Military, civilian	International
Carriers for grenade launchers	Military	International
Bags and totes	Military	International
Tents	Military, civilian	International
Camp beds	Military, civilian	International
Collapsible storage containers	Military, civilian	International
Evacuation stretchers	Military, civilian	International
Personal belts and weapon straps	Military	International
Woven fabrics: canvas, corduroy, nylon, aramid	Military, civilian, industrial	International
Ballistic wall coverings	Military, civilian, industrial	International
Ballistic plates and panels	Military, civilian	International
Car armor	Civilian	Israel
Lightweight vehicle armor kits	Military, civilian	International
Range of woven tapes	Military, civilian, industrial	International
Horseback riding accessories	Civilian	International
Long-term storage systems	Military, industrial/agriculture	International
Regular/digital colored printed truck Coverings	Civilian	International

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

Production

        We develop, manufacture and assemble our own products in Israel and the United States. Our production facilities in Israel are located in Sderot, Nazareth, Ashkelon and the Alon Tavor Industrial Zone near Afula. Our production facility in the United States is located in Van Nuys, California. We believe that we distinguish ourselves from most of our competition by our ability to manufacture the various components of our products and by the fact that we generally do not rely on other manufacturers. Our production process begins with the manufacture of fabrics and other basic components of our products and ends with quality control inspections of completed goods and products.

        During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip, where part of our operations were located. We owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, we moved our “light cut and sew” operation from the Erez Industrial Zone to Sderot and some of our webbing equipment to Nazareth. In August 2005, we evacuated our remaining operations and abandoned the buildings we owned and leased in the Erez Industrial Zone.

        The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, including the “Evacuation Compensation Law” that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex filed claims for compensation pursuant to the Evacuation Compensation Law. In 2005, we recorded a receivable from the Israeli Government of $217,477 related to our direct moving costs and loss on abandoned properties.

        In 2006, we were notified that we would receive advance payments in the aggregate amount of $523,000. We applied this payment against the receivable established in 2005 and recorded the excess payment of $240,658, net of taxes, as extraordinary gain.

        On February 18, 2008 our three subsidiaries, Export Erez, Mayotex and Achidatex signed definitive agreements with SELA Agency, a government agency established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of the $523,000 we received in 2007. The net compensation payments after our payment of approximately $600,000 of expanses will be recognized as an extraordinary gain net of the 5% taxes payment on such payment. To date Export Erez and Mayotex have received their full payments and Achidatex expects to receive its payment on or about May 1, 2008.

        Our production facilities provide us with the capability of independently weaving, cutting, sewing, gluing, welding and assembling products and integrating systems. If workloads require, we use the services of sub-contractors, mainly for obtaining raw materials and sewing. We use sub-contractors for metal work, cloth coating work, dyeing and finishing, and digital printing.

        In connection with our production activities, we have established five principal departments: research and development, technical design, mechanics processing, product assembly and quality control.

Transportation and Distribution

        Our manufacturing plants are located in Israel and in the State of California. Israel’s marine transportation routes are well-developed and, accordingly, we have no logistic difficulty in distributing our products and in most cases our products reach their destination within two to three weeks, depending on the arrangements with the customer. Products for export are shipped mainly as Free on Board (F.O.B) shipping point, under the Incoterm standard. Consignments are sent by sea or air, depending on the nature of the order and the urgency of supply.

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

        Barriers to entry for new companies entering the body armor industry are low, consequently, creating fierce competition. We believe that establishing a good reputation significantly enhances the competitive position of the industry’s long-standing manufacturers. However, name and product reputation takes many years to develop. In the U.S. civilian market, (law enforcement, border patrol forces, prison forces and specialty forces) our products are less known than that of our competitors. We intend to use our highly regarded reputation in the international markets coupled with our U.S. manufacturing facilities, Owen Mills, to expand our U.S. presence and to achieve greater market penetration.

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

        A rising demand for armoring large vehicles and boats has increased the demand for large lightweight armor plates. Those lightweight plates are molded under extreme high pressure. With our unique 5,000 metric ton press, we have the ability to mold the large size plates. We encounter less competition with respect to large size plates than with our standard sized molded armor plates product line.

        In the civilian market, we are aware of approximately twenty major companies manufacturing similar products worldwide. A number of major manufacturers with greater resources than ours compete in the same market. In 2007, we continued to increase our marketing efforts through distributors who concentrate on the civilian market.

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

Raw Materials

        We use variety of ballistic protection materials, including aramid woven and non-woven fabrics and non-woven polyethylene sheets and ceramic material for personal protection products and steel for car armoring. Aramid fabrics that we both weave ourselves and acquire from other manufacturers, and non-woven uni-directional polyethylene sheets are used together, as the basic components of our ballistic protection products. As a result, our protective equipment provides excellent protection with relatively low weight, and we believe that it is highly competitive. We obtain our supplies on the basis of an open letter of credit, specialized documentary credit, and in the case of suppliers with whom we have dealt with for years, on open account. We have long-term relationships with some of our suppliers, and we believe that these suppliers are stable and do not anticipate any disruption in the steady supply of materials that we require. A disruption in the supply of materials could have an adverse impact on our operating results.

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

        As a result of the continuing conflict in Iraq, and in other geographical regions there was a worldwide increase in demand since 2005 for the raw materials used in our products. The suppliers have increased their production and the market shortages that existed in recent years no longer exist. We anticipate that this trend will continue in 2008.

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

        Below are some of the steps we take in penetrating new markets with our next generation of products:

—	Locate domestic entities to market our products.

—	Actively participate in tenders and bids for contracts in military, police and civilian markets worldwide. We are currently negotiating for contract bids with the governments and governmental agencies in Turkey, Mexico, Brazil, Uruguay, Chile, Trinidad, and the U.S.

—	Actively participate in international exhibitions of military and police security equipment. In 2007, we participated in the MILIPOL Law Enforcement exhibition in Paris, France.In 2008 we intend to participate in the Eurosatury exhibition in France.

—	Advertise on the Internet.

—	Advertise in professional publications.

—	Appear in international databases, such as Kompass, various “yellow page” directories and other directories.

—	Distribute brochures describing procedures and product offerings.

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

Customers

        We have a worldwide customer base, including in the United States, Israel, the Mediterranean, Europe, Latin America, South America, Africa and Asia. In 2007 and 2006, we sold approximately 36.2% and 39.9%, respectively, of our products to our international customers with the balance sold in Israel. The primary end users of our products can be divided into three main groups: (i) military defense and security forces, (ii) civilian defense customers and (iii) civilian customers.

        Military Defense and Security Forces. We provide this group with personal military and protective equipment such as body armor, bomb disposal suits, bullet proof vests and jackets, ballistic helmets and plates, battle pouch and combat harness units, backpacks, dry storage systems, liquid logistics systems, clothing, tents, vehicle covers and sleeping bags. These items must meet certain “human engineering” requirements to provide comfort as well as maximum protection, to prevent penetration by bullets and knives, and to protect from fire, collisions and other hazards. On January 14, 2007, our wholly-owned subsidiary, Mayotex, signed a “frame agreement” to serve as a non-exclusive manufacturer and marketing representative of a leading U.S. provider of armored buses, based on truck chassis. During 2007 Mayotex recorded sales of $700,000 for these armored busses. As of the end of 2007 and the first two months of 2008, our Subsidiaries, Export Erez, Achidatex and Mayotex, were awarded approximately $850,000 of orders from the Israeli Defense Ministry.

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

         The Israeli Ministry of Defense, accounted for 48.6% of our revenues for the year ended December 31, 2007.

Backlog

        We had approximately $3.2 million of unfilled customer orders at December 31, 2007, as compared to approximately $3.5 million of unfilled customer orders at December 31, 2006. Our sales to the Israel military forces increased from $2,880,774 for the year ended December 31, 2006 to $9,706,945 for the year ended December 31, 2007 as the Israeli Ministry of Defense, the Israeli police and other Israeli law enforcement and special security force organizations increased their purchases from Israeli companies.

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

        In order to participate in bids of the Israeli Ministry of Defense and other governments, companies must follow various rules and procedures. The bidder must be registered as a recognized supplier. The bidder must have government certification and is authorized to participate in bids only to the limit of its approved security classification. Under Israeli bid regulations, goods produced in Israel are given priority over foreign bidders. The bidder must keep to contractual schedules and milestones and the goods must pass final quality control tests before delivery. There are no special taxes on bids apart from the Israeli value added tax.

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

        In the years ended December 31, 2007 and 2006, we spent approximately $115,000 and $75,000, respectively, on research and development, which expenses have been charged to operations. We anticipate that our research and development expenses for 2008 will total approximately $100,000.

Environmental Laws

        We are unaware of any environmental laws that are applicable to us that will require us to spend any material amounts to achieve compliance.

Employees

        As of December 31, 2007, we had 198 full-time employees. We had 162 employees in Israel and 36 employees in the United States. We believe our relationship with our employees is good. Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppages.

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

        We are subject to extensive regulation by governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. For the years ended December 31, 2007 and 2006 the Israeli Ministry of Defense accounted for $9,367,382 and $2,507,491 of our sales, respectively. We are also subject to routine audits to assure our compliance with these requirements. In addition, a number of our employees are required to obtain specified levels of security classification. Our business may suffer if we or our employees are unable to obtain the security classifications that are needed to perform services contracted for the Israeli Ministry of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a government contractor of certain governments.

We have significant international operations and are therefore subject to additional financial and regulatory risks.

        While our principal executive offices are located in Israel, 36.2% of our sales in the year ended December 31, 2007, and 39.9% of our sales in the year ended December 31, 2006 were generated from exports. We are seeking to increase the level of our international business activity. Our overseas operations are subject to various risks, including; foreign import controls (which may be arbitrarily imposed and enforced and which could preclude sales to certain customers).

        One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally been international in scope. Countries in which we are actively marketing include Turkey, Chile, Mexico, Guatemala, India, Peru, Singapore, Australia and Brazil. We, however, may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market.

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

        We may be adversely affected by fluctuations in currency exchange rates. A significant portion of our expenses are incurred in NIS and Euros. We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. If we were to determine that it was in our best interests to enter into any hedging transactions in the future, there can be no assurance that we will be able to do so or that such transactions, if entered into, will materially reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. In addition, if for any reason exchange or price controls or other restrictions on the conversion of foreign currencies into NIS were imposed, our business could be adversely affected.

        There can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales, and consequently, on our business, operating results and financial condition.

Reduction in military budgets worldwide may cause a reduction in our revenues, which would adversely affect our business, operating results and financial condition.

        A significant portion of our revenues is derived from the sale of products to military markets. These revenues, on a consolidated basis, totaled approximately $14.9 million, or 77.6%, of our revenues for the year ended December 31, 2007 and $6.44 million, or 60.8%, of our revenues for the year ended December 31, 2006. The military budgets of a number of countries may be reduced in the future. Declines in government military budgets may result in reduced demand for our products, resulting in a reduction of our revenues and would adversely affect our business, results of operations and financial condition.

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

        A significant portion of our revenues is derived from a small number of customers. The Israeli Ministry of Defense accounted for 48.6% of our revenues for the year ended December 31, 2007. In the fiscal year ended December 31, 2006, the Israeli Ministry of Defense accounted for 23.6% of our revenues.

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

        The raw materials that we use in manufacturing ballistic resistant garments and cars armoring include: Kevlar® produced by Dupont Ltd., Twaron® produced by Twaron Teijn Ltd., Dyneema® produced by DSM Ltd. and Spectra® and Gold Flex® produced by Honeywell. We purchase these materials in the form of woven cloth from independent weaving companies. In the event DuPont or Twaron Teijn ceases for any reason to produce or sell Kevlar® or Twaron® to us, we would utilize the other ballistic resistant materials as a substitute. However, none of them is expected to become a complete substitute for Kevlar® or Twaron® in the near future. If our supply of any of these materials were materially reduced or cut off, or if there were a material increase in the prices of these materials, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition and results of operations would be materially adversely affected.

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

        We may not be successful in integrating the operations of businesses into our existing operations. Integration may result in unanticipated liabilities or unforeseen operational difficulties, which may be material, or require a disproportionate amount of management’s attention. Acquisitions may result in us incurring additional indebtedness or issuing preferred stock or additional common stock. Competition for acquisition opportunities in the industry may rise, thereby increasing our cost of making acquisitions or causing us to refrain from making further acquisitions.

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

We may fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

        The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 governing internal controls and procedures for financial reporting, which started in connection with this Annual Report on Form 10-KSB, have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of significant resources. We may identify material weaknesses or significant deficiencies in our assessments of our internal controls over financial reporting. Failure to maintain effective internal controls over financial reporting could result in investigation or sanctions by regulatory authorities and could have a material adverse effect on our operating results, investor confidence in our reported financial information and the market price of our ordinary shares.

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

Dividends policy.

        Although we have not declared or distributed dividends in the past we don’t currently have a dividend distribution policy. The declaration of dividends is subject to the discretion of our Board of Directors and the applicable law and will depend on various factors, including our operating results, financial condition, current and anticipated cash needs, contractual restrictions and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your common stock.

Risks Relating to our Location in Israel

Political, economic and military instability in Israel may disrupt our operations and negatively affect our business condition, harm our results of operations and adversely affect our share price.

        Our subsidiaries Export Erez, Achidatex and Mayotex are incorporated and based in, and currently derive substantially most of their revenues from markets within the State of Israel. As a result, political, economic and military conditions affecting Israel directly influence us. Any major hostilities involving Israel, a full or partial mobilization of the reserve forces of the Israeli army, the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel could have a material adverse effect on our business, financial condition and results of operations.

        Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel’s international trade and lead to economic downturn. This, in turn, could have a material adverse effect on our operations and business. There has been an increase in unrest and terrorist activity in Israel, which began in September 2000 and which has continued with varying levels of severity through 2007. The future effect of this deterioration and violence on the Israeli economy and our operations is unclear. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 resulted in an escalation in violence among Israel, the Palestinian Authority and other groups. In July 2006, extensive hostilities began along Israel’s northern border with Lebanon and to a lesser extent in the Gaza Strip. In June 2007, there was an escalation in violence in the Gaza Strip resulting in Hamas effectively controlling the Gaza Strip. Our executive offices and one of our manufacturing and production facilities are located in the Industrial Area of Sderot, and another manufacturing and production facility of ours is located in the Industrial Area of Ashkelon. Since October 2000, Sderot, located 2 miles from the Gaza Strip, has been constantly subjected to rockets attacks from the Gaza Strip, which have caused deaths, injuries and significant damage to homes and property. Moreover, in March 2008, rockets fired from the Gaza Strip hit Ashkelon. Ongoing violence between Israel and the Palestinians as well as tension between Israel and the neighboring Syria and Lebanon may have a material adverse effect on our business, financial conditions and results of operations.

        Furthermore, there are a number of countries, primarily in the Middle East, as well as Malaysia and Indonesia, that restrict business with Israel or Israeli companies, and we are precluded from marketing our products to these countries. Restrictive laws or policies directed towards Israel or Israeli businesses may have an adverse impact on our operations, our financial results or the expansion of our business.

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

        Nazareth Industrial Area – the production activities of our subsidiary, Achidatex, are located in a 6,000 square meter building in Nazareth Industrial Area which is owned by affiliated party. Since the beginning of 2005, following the decision of the Israeli Government to remove Israeli residents from the Erez Industrial Zone, we have relocated the major production activities of our subsidiary Export Erez from Erez Industrial Area to this facility. The annual rental expense for this facility was $180,000 in 2007. The lease expired on December 31, 2007 and we entered into a new lease agreement, under which we agreed to pay monthly rent of $22,800 to be paid quarterlyin NIS, in accordance with the current exchange rate, but in any event, an agreed upon exchange rate of no less then $1 = 3.95 NIS. The lease will expire on December 31, 2009.

        Petach-Tikva – Achidatex leases approximately 300 square meters of office space for its executive offices in Petach-Tikva at an annual rental expense of $31,566 in 2007. As of May 2007, the annual rental expense is 111,368 NIS linked to the Israeli CPI, approximately $28,957. The lease will expire in April 2012.

        Industrial Area of Ashdod – Mayotex leased 230 square meters of space in the Industrial Area of Ashdod for its car armor installations. The annual rental expense for this space was $20,466 in 2007. The lease expired on June 30, 2007 and was not renewed. Mayotex moved its car armor business to a larger facility in the Industrial Area of Ashkelon.

        Industrial Area of Ashkelon – as of July 1, 2007 Mayotex leases 500 square meters of industrial space and additional 1,280 square meters of outdoor space in the Industrial Area of Ashkelon for its car armor installations. The annual rental expense for this space was $15,000 in 2007. The lease expires on June 30, 2008.

        Industrial Area of Sderot – Mayotex leases approximately 1,219 square meters of space in the Industrial Area of Sderot primarily for its cut and sew operations. The annual rental expense for this space was $58,512 in 2007. The lease expired on December 31, 2007 and was renewed for an additional year under the same terms.

        Alon Tavor Industrial Zone, near Afula – As of January 1, 2006 Mayotex leases approximately 1,740 square meters of industrial space, for the operations purchased from Chemoplast, at an annual rental expense of $69,270. The lease expires on March 31, 2009. Under the lease, the annual rental expense in NIS increases by 2.5% annually and is linked to the Israeli CPI.

        Van Nuys, California – Owen Mills leases approximately 9,000 square feet of space in Van Nuys, California for its operations. The lease expires on August 31, 2008. The annual rental expense for this space was $54,000 in 2007. We intend to extend this lease for an additional period.

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

        In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex filed claims for compensation pursuant to the Evacuation Compensation Law. In January 2007 we received advanced payments in the amounts of approximately $523,000..

        On February 18, 2008 our three subsidiaries, Export Erez, Mayotex and Achidatex signed definitive agreements with SELA Agency, a government agency established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of the $523,000 we received in 2007. The net compensation payments after our payment of approximately $600,000 of expanses will be recognized as an extraordinary gain net of the 5% taxes payment on such payment. To date Export Erez and Mayotex have received their full payments and Achidatex expects to receive its payment on or about May 1, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to the shareholders for approval during the fourth quarter of the fiscal year ended December 31, 2007.

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

	Price Range
Fiscal Year Ended December 31, 2007	High	Low

First Quarter	$0.63	$0.31
Second Quarter	0.70	0.46
Third Quarter	0.67	0.55
Fourth Quarter	0.60	0.24

Fiscal Year Ended December 31, 2006	High	Low

First Quarter	$0.38	$0.28
Second Quarter	0.37	0.22
Third Quarter	0.47	0.24
Fourth Quarter	0.39	0.25

Shareholders

        OTC Transfer Agent, located at 231 E 2100 S, Salt Lake City, Utah is the registrar and transfer agent for our common stock. As of March 18, 2008, there were 28,911,111 shares of our common stock outstanding and we had approximately 37 shareholders of record.

Dividends

        Although we have not declared or distributed dividends in the past we don’t currently have a dividend distribution policy. Any future dividend policy will be determined by our Board of Directors, subject to the applicable law, and will be based upon conditions then existing, including our results of operations, financial condition, current and anticipated cash needs, contractual restrictions and other factors as the Board of Directors may deem relevant.

Compensation Plans

        We currently do not have any compensation plans under which our securities are authorized for issuance.

        We have an employment agreement with Mr. Baruch Tosh, our President, pursuant to which, Mr. Tosh is entitled to additional compensation of 1.5% of the growth in our revenues. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash. According to this compensation plan, Mr. Tosh is entitled to additional compensation for the year 2007 in the amount of $129,920. Such compensation will be granted to Mr. Tosh in cash.

Sales of Unregistered Securities

        On February 28, 2005, we acquired all of the outstanding shares of Owen Mills, a company specializing in military and industrial sewing of marine and ballistic fabric products. Pursuant to the terms of the securities purchase agreement, we purchased all of the outstanding stock of Owen Mills in consideration for $200,000 and shares of our common stock having a value of $200,000, based on the average closing price per share of our common stock for the ten trading days preceding the issuance of such shares. Under the agreement the aggregate consideration of $400,000 was to be paid by us as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the we have paid $200,000 to the former shareholder of Owen Mills; (ii) $40,000 in the form of shares of our common stock payable shortly after the closing of the transaction; and (iii) $160,000 in the form of shares of our common stock to be issued in four installments beginning on the last business day in February 2006 and on the anniversary of such date for the following three years. In accordance with the agreement, we issued on April 27, 2005, April 3, 2006, May 1, 2007, and March 18, 2008, 36,463 shares,123,077 shares, 74,074 shares and 123,839 shares of our common stock, respectively, each issuance having a fair market value of $40,000.

        On June 15, 2005, we executed a securities purchase agreement, with Gov Financial Holdings, Avshalom Hershcovich, Multi Concept Ltd. and Ruth Creative Business Ltd., all of which are accredited investors, for a $1.1 million private placement of our common stock, along with 627,500 warrants to purchase our common stock. Pursuant to this agreement we issued 1,833,334 shares of our common stock at $0.60 per share. The investors also received 365,000 warrants at an exercise price of $0.94 per share, which expired on June 30, 2007, and 182,500 warrants at an exercise price of $2.40 per share exercisable until June 30, 2010. The agreement also provided for the issuance by us of up to additional 1,368,191 shares of our common stock to the investors, a year after the closing, in the event of decrease in the share price. As a result of a decline in the share price on the due date below $0.35, we issued 1,368,191 shares according to the agreement. In addition, we agreed to issue 82,133 shares of our common stock, as well as 60,000 warrants at an exercise price of $0.94 per share, which expired on June 30, 2007, and 20,000 warrants at an exercise price of $2.40 per share exercisable until June 30, 2010, as finders’ fees. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. As part of the transaction, we filed a registration statement on Form SB-2 with the United States SEC for the purpose of registering for resale the common stock issued in the private placement and the shares underlying the warrants. Such Registration Statement was declared effective on December 9, 2005. As of December 31, 2005, we accounted for the warrants issued in the transaction based on the guidance of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force, or EITF, No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. Accordingly, the warrants were treated as derivatives and classified as a liability.

Purchase of Equity Securities By the Issuer and Affiliates

        We did not purchase any of our securities during 2007.

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

Material Trends

        Local Military Market. During 2007 the demand for our products increased significantly, mainly due to the effect of the war between Israel and the Hezbollah in Lebanon, which took place in July and August of 2006. In 2007 and in 2006, sales to the Israeli Ministry of Defense were $9,367,382 and $2,507,491, accounting for 48.6% and 23.6% of our sales, respectively.

        In the second half of 2005, the Israeli Government evacuated the Gaza strip. As a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces, or IDF, indicated that it would slightly reduce its manpower and that its battlefield equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In addition, as a result of the war between Israel and the Hezbollah in Lebanon, which started in July 2006, many Israeli reserve forces were activated, and a large amount of stored equipment was removed from dry-storage compartments and mobilized. Since then our military business has grown as a result of increased demand for our dry storage systems products, bulletproof vests and other military gear. As of April 11, 2008, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $2.53 million, including orders of approximately $0.73 million that we received subsequent to December 31, 2007. We shipped approximately $1.2 million of this backlog during the first quarter of 2008 and the beginning of the second quarter of 2008.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2007 and in 2006, we had sales of $1,511,891 and $1,674,564 in South America, sales of $1,654,375 and $195,139 in North America, and sales of $1,691,835 and $922,623 in Europe and sales of $349,720 and $770,668 in Australia, respectively.

        Since 2003, we have increased our export efforts as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America and Europe and Australia. We believe that these markets are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

        As a result of the above, we expect that our export military business will grow in the next two to three years.

        The following table presents details of our export military sales during the two years ended December 31, 2007:

	Year Ended December 31,
	2007	2006

Sales to South America	$1,511,891	$1,674,564
Sales to North America	1,654,375	195,139
Sales to Europe and Asia	1,691,835	922,623
Sales to Australia	349,720	770,668

Total Export Military Sales	$5,207,821	$3,562,994

        Local Civilian Market. Our product range to the civilian market is diversified. In 2007 and 2006, our local market business grew as a result of the improvement of the economic situation in Israel. We expect a modest increase in this market in 2008 and in the future.

        Industry Consolidation. Prior to 2005, we encountered additional competition as a result of a trend toward consolidation among our competitors. This trend abated in 2006 and is not as relevant at present. However, there can be no assurance that additional consolidation among our competitors will not take place in the future.

        Backlog. We had approximately $3.2 million of unfilled customer orders at December 31, 2007, out of which approximately $34,000 was attributable to orders from military customers in South America, approximately $493,000 was attributable to orders from civilian and military customers in Africa and Asia, approximately $539,000 was attributable to local civilian market, approximately $191,000 was attributable to the U.S. civilian market and approximately $1,797,000 was attributable to the Israeli Ministry of Defense.

        Gross Profit Margins. Our pricing policy, although slightly different from one product to the other, is based on maintaining our existing overall gross margins. We do not expect a material change in our gross profit margins in the foreseeable in future.

Operations in the Erez Industrial Zone

        During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip, where part of our operations were located. We owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, we moved our “light cut and sew” operation from the Erez Industrial Zone to Sderot and some of our webbing equipment to Nazareth. In August 2005, we evacuated our remaining operations and abandoned the buildings we owned and leased in the Erez Industrial Zone.

        The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, including the “Evacuation Compensation Law” that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex filed claims for compensation pursuant to the Evacuation Compensation Law. In 2005, we recorded a receivable from the Israeli Government of $217,477 related to our direct moving costs and loss on abandoned properties.

        In 2006, we were notified that we would receive advance payments in the aggregate amount of $523,000. We applied this payment against the receivable established in 2005 and recorded the excess payment of $240,658, net of taxes, as extraordinary gain.

        On February 18, 2008 our three subsidiaries, Export Erez, Mayotex and Achidatex signed definitive agreements with SELA Agency, a government agency established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of the $523,000 we received in 2007. The net compensation payments after our payment of approximately $600,000 of expanses will be recognized as an extraordinary gain net of the 5% taxes payment on such payment. To date Export Erez and Mayotex have received their full payments and Achidatex expects to receive its payment on or about May 1, 2008.

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

        Segments. During 2007 and 2006, we operated and managed two strategic business units: production for the civilian market and the military market. These operational segments are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. We do not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical (See Note 15(A) to our financial statements for segment information).

        Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy to consider the establishment of a reserve for warranty expenses, based upon our historical experience. We have not established a reserve at December 31, 2006 and December 31, 2007. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

        Foreign Currency Translation and Transactions. The functional currency of Export Erez, Mayotex, and Achidatex is the New Israeli Shekel, or NIS. The functional currency of Dragonwear is the U.S. dollar. The financial statements of Dragonwear are translated into NIS. The financial statements for all of these entities are then translated into U.S. dollars from NIS at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. Any change in exchange rates may have a material impact on our financial position and results of operations.

        Fair Value of Financial Instruments. Our financial instruments are principally non-derivative assets and non-derivative liabilities (non-derivative assets include cash and cash equivalents, deposits in banks and other financial institutions, marketable securities, trade accounts receivable, other assets; non-derivative liabilities include short-term debt, trade accounts payable, and other current liabilities). Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in the consolidated financial statements. The carrying amount of our long-term debt approximates quoted market prices or current rates offered to us for debt of the same remaining maturities.

        Disclosure of Certain Risks and Concentrations of Credit Risk. The industry in which we are involved is competitive and is characterized by the risks of rapidly changing technologies and penetration into world markets. Part of our sales are made to government institutions and private industry in Israel. Consequently, the exposure to credit risks relating to these trade receivables is limited. Export sales are made primarily with a letter of credit by the buyer or under controlled credit with specific accredited customers, so the receivable is collectible. We perform ongoing credit evaluations of our customers and generally do not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.

        At December 31, 2007 and 2006 we held cash and cash equivalents, in the aggregate amount of $1,120,054 and $1,670,912, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these items.

        Trading Securities. We invest in mutual funds and common stock in Israel and in common stock in the United States. All trading securities as of December 31, 2007 and 2006 are carried at their fair market value based upon quoted market prices of those investments at year end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income for the years ended December 31, 2007 and 2006.

        Accounts Receivable. Accounts receivable consist primarily of receivables from customers and institutions. We record a provision for doubtful accounts, when appropriate, to allow for any amounts which may be unrecoverable based upon an analysis of our prior collection experience, customer creditworthiness and current economic trends.

        Inventories. Inventories are valued at the lower of cost or market value. Inventories allowances are provided to cover risks arising from obsolete and slow-movies items, discontinued products and excess inventories according to revenue forecasts. As of December 31, 2007 and 2006, inventories allowances was $380,675 and $200,364, respectively.

        Cost is determined as follows:

        Raw materials and components – using the first-in, first-out (FIFO) method.

        Work in progress and finished goods – represents the cost of raw materials, components and, manufacturing costs which include direct and indirect allocable costs.

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

        Leasehold improvements are amortized using the straight line method over the period of the lease contract, provided that this period does not exceed the useful life of the asset. Fixed assets not in use, held for resale, are stated at the lower of net cost or estimated realizable value. Expenditures for maintenance and repairs are charged to expense as incurred, while renewals and betterment of a permanent nature are capitalized.

Accounting for Registration Payment Arrangements

        As of January 1, 2007, we adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

        As a result of our adoption of the FSP, our financial statements includes a cumulative-effect adjustment to the opening balance of retained earnings, liabilities and equity as follows:

	As of January 1, 2007
	As previously reported	Cumulative effect	As included as opening balance items in these Financial Statements

Total liabilities	$5,707,861	$(123,654)	$5,584,207
Retained earning	2,791,720	(47,943)	2,743,777
Warrants	-	171,597	171,597

Results of Operations

Key Indicators

        Our management views revenues, the sources of our revenues, gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations. Our management believes that the upward trend in our revenues is reflective primarily of the increase in demand of the Israeli Ministry of Defense for our products. While our management believes that demand for our products will continue to grow, our business is subject to a high degree of volatility because of the impact of geopolitical events and government budgeting.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

        Net Revenues and Gross Profit Margin. Net revenues for the year ended December 31, 2007 increased to $19,262,928 from $10,601,546 in the year ended December 31, 2006, an increase of 81.7%. The increase is mainly attributable to an increase in the local military market segment; however, all segments have shown increases in 2007.

        In the year ended December 31, 2007, Export Erez accounted for $12,563,440 or 65.2%, of our revenues, Achidatex accounted for $5,522,757 or 28.7% of our revenues, and Owen Mills accounted for $1,176,731 or 6.1% of our revenues.

        The following table sets forth the breakdown of sales by segment for the years ended December 31, 2007 and December 31, 2006.

	Year Ended December 31,
	2007	2006

Sales to the local civilian market	$3,754,964	$3,648,770
Sales to export civilian market	593,198	509,008
Sales to the local military market	9,706,945	2,880,774
Export military sales	5,207,821	3,562,994

Total	$19,262,928	$10,601,546

        Gross Profit. Gross profit for the year ended December 31, 2007 was $6,205,152 compared to $2,273,565 for the year ended December 31, 2006. This increase in gross profit is primarily attributable to the increase in revenues from sales and the increase in production, resulting in the increased absorption of fixed manufacturing expenses during the year ended December 31, 2007 compared to the same period in 2006. In the year ended December 31, 2007, Achidatex, Export Erez and Owen Mills accounted for 31.3%, 66.5%, and 2.2%, of our gross profit, respectively. In the year ended December 31, 2006 Achidatex, Export Erez and Owen Mills accounted for 38.8%, 56.8%, and 4.4%, of our gross profit, respectively.

        Our gross profit margin for the year ended December 31, 2007 was 32.2% compared to 21.4% for the year ended December 31, 2006 attributable primarily to increase in revenues from sales and our ability to keep overhead costs flat. Achidatex’s gross margin for the year ended December 31, 2007 was 25.6% compared to 20% for the year ended December 31, 2006 attributable primarily to increase in revenues from sales. Export Erez’s gross margin for the year ended December 31, 2007 was 31.0% compared to 18.6% for the year ended December 31, 2006 attributable primarily to increase in revenues from sales. Owen Mills’ gross margin was 16.9% compared to 10.2% for the year ended December 31, 2006.

        Selling Expenses. Selling expenses for the year ended December 31, 2007 increased by 91.8% to $1,064,959 from $555,193 for the year ended December 31, 2006. The increase in our selling expenses was attributable primarily to an increase in the export sales and commissions paid on export sales. Achidatex’s selling expenses for the year ended December 31, 2007 were $370,562 compared to $187,065 for the year ended December 31, 2006. Export Erez’s selling expenses for the year ended December 31, 2007 were $681,729 compared to $350,535 for the year ended December 31, 2006. Owen Mills selling expenses for the year ended December 31, 2007 were $12,668 compared to $17,593 for the year ended December 31, 2006.

        General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2007 increased by 3.1% to $2,102,060 from $2,037,768 for the year ended December 31, 2006, as a result of the stability of our overhead costs in 2007.

        Financial Expenses. Our net financial expenses decreased to $269,000 for the year ended December 31, 2007 from $370,774 for the year ended December 31, 2007 mainly due to two reasons. The decrease is partially due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $133,000 for the year ended December 31, 2007 comparable to a loss of $187,000 for the year ended December 31, 2006, and partially due to a decrease in our bank credit, which resulted in interest expense of $149,000 for the year ended December 31, 2007 comparable to interest expense of $214,000 for the year ended December 31, 2006. The total impact of these trends was reduced by other minor financial expenses.

        Other Income, Net. We had other income, net for the year ended December 31, 2007 of $39,125 as compared to other income, net of $44,343 for the year ended December 31, 2006. Our other income in 2007 is attributable to profit derived from sales of tradable securities.

        Income Tax Expense. Our income tax expenses for the year ended December 31, 2007 was $1,264,281 as compared to an income tax benefit of $8,624 for the year ended December 31, 2006. Approximately $273,294 of our income tax expense of $1,264,281 resulted from Mayotex’s and Export Erez’s tax settlement with the Israeli tax authorities regarding their tax positions for the years 2003 through 2005. As a result of Mayotex’s and Export Erez’s tax settlement and based upon the enforcement of statutory tax regulations, we recognized a tax expense and a current tax liability of approximately $61,314 during the year ended December 31, 2007, related to the above unrecognized tax expenses, and in respect of our other subsidiaries in Israel, since it is more likely than not that the proposed settlement will be sustained by the Israeli tax authorities.

        Achidatex’s income tax expenses for the year ended December 31, 2007 was $326,067 compared to an income benefit of $30,574 for the year ended December 31, 2006. Export Erez’s income tax expenses for the year ended December 31, 2007 was $937,414 compared to an income tax benefit of $1,350 for the year ended December 31, 2006. Income taxes were up substantially due to increased operating profit, the settlement of unresolved prior period tax issues with the Israeli tax authorities and an increase in our valuation allowances related to deferred tax assets.

        Minority Interest. For the year ended December 31, 2007, we recognized and recorded minority share in our profit of $122,685 compared with the minority share in our loss of $22,899 for the year ended December 31, 2006.

        Net Income (Loss). In the year ended December 31, 2007 our consolidated net income was $1,421,292, compared to a net loss of $330,523 for the year ended December 31, 2006. Achidatex’s net income for the year ended December 31, 2007 was $388,504 compared to a net loss of $72,509 for the year ended December 31, 2006. Export Erez’s net income for the year ended December 31, 2007 was $1,473,028 compared to net income of $221,935 for the year ended December 31, 2006. Owen Mills’ net loss for the year ended December 31, 2007 was $153,690 compared to a net loss of $264,342 for the year ended December 31, 2006. Defense Industries’ net loss for the year ended December 31, 2007 was $286,550 compared to a net loss of $215,607 for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows

	Years ended
	December 31, 2007	December 31, 2006

Net cash provided by (used in) operating activities	$1,574,502	$(210,853)
Net cash used in investing activities	(595,697)	(247,527)
Net cash (used in) provided by financing activities	(1,547,711)	671,352
Net (decrease) increase in cash and cash equivalents	(550,858)	88,945
Cash and cash equivalents at beginning of period	1,670,912	1,581,967
Cash and cash equivalents at end of period	1,120,054	1,670,912

        As of December 31, 2007, we had $1,120,054 in cash and cash equivalents, $2,951,604 in trading securities and working capital of $6,667,604 as compared to $1,670,912 in cash and cash equivalents, $804,963 in trading securities and working capital of $4,803,629 at December 31, 2006.

        Net cash provided by operating activities was $1,574,502 for the year ended December 31, 2007 as compared to $210,853 used in operating activities in the year ended December 31, 2006. This was primarily attributable to net income of $1,421,292, a increase in accounts payable of $604,895, a decrease in other current assets of $756,504, depreciation, amortization and impairment costs of $607,631, and an increase in other liabilities of $1,003,764 offset by an increase in inventory of $692,856, an increase in accounts receivable of $616,417 and an increase in trading securities of $1,970,186.

        Net cash used in investing activities was $595,697 for the year ended December 31, 2007 as compared to $247,527 in the year ended December 31, 2006. During the year ended December 31, 2007, $595,697 (net of sales of fixed assets in the amount of $47,787), was used to purchase fixed assets. Of the $643,484 used to purchase fixed assets $234,960 was used by Achidatex, $370,550 was used by Export Erez and $37,974 was used by Owen Mills.

        Net cash used in financing activities was $1,547,711 for the year ended December 31, 2007 as compared to $671,352 net cash provided from financing activities for the year ended December 31, 2006. During the year ended December 31, 2007, we repaid short-term debt of $1,055,367 and $784,316 of long-term debt.

        Most of our large contracts, which are Israeli Governmental contracts, are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have strived to balance our accounts payable and accounts receivable.

        Subject to an unexpected growth in inventories as a result of future growth in sales and to a significant change in raw material prices, we intend to use our cash flow from operations for the acquisition of companies or equipment to expand our capabilities.

        We anticipate that our research and development expenses in 2008 will reflect an annualized spending of approximately $100,000 per year.

        On June 15, 2005, we executed a securities purchase agreement, with a group of investors for a $1.1 million private placement of our common stock. Pursuant to such agreement, we issued 1,833,334 shares of our common stock to the investors at a price of $0.60 per share. In mid-December 2005, the escrow agent transferred $1.1 million to us and 1,915,467 shares (including 82,133 shares of our common stock issued to the placement agent) of our common stock as well as warrants to purchase 627,500 shares of common stock, to the investors. Of such warrants, warrants to purchase 365,000 expired in June 30, 2007. In 2006, an additional 1,368,191 shares of common stock that were held in escrow for the purpose of price protection, were issued as required under the securities purchase agreement, due to the reduction of our share price below the share protection price of $0.60.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2007.

Contractual Obligations		Payments due by Period
	Total	less than 1 year	2 - 3 years	4 - 5 years	more than 5 years

Long-term debt obligations	$1,148,407	$529,731	$479,902	$138,774	-
Estimated interest
payments on long-term debt
obligations	77,400	37,187	31,193	9,020	-
Operating lease obligations	897,584	499,845	359,130	38,609	-
Other long-term
liabilities reflected
on the Company's
balance sheet under
U.S. GAAP	-	-	-	-	-

Total	$2,123,391	$1,066,763	$870,225	$186,403	-

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We do not believe that the adoption of this statement will have a material impact on our financial condition.

        In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No.87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which the changes occur through comprehensive income as well as prescribing additional disclosure requirements. The provisions of this statement are effective for companies in fiscal years ending after June 15, 2007. In addition, a company must now measure the fair value of its plan assets and benefit obligations as of the date of its year-end balance sheet. A company is no longer permitted to measure the funded status of its plan by being able to choose a measurement date up to three months prior to year end. This provision within the Standards is effective for all companies in fiscal years ending after December 15, 2008. We do not anticipate the adoption of this statement will have a material effect on our financial statements.

        In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS No. 159 was effective for us on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. We are currently evaluating the potential impact of SFAS No. 159 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations,” a revision of the original “SFAS No. 141". This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces the original Statement 141‘s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. We are required to adopt the revised SFAS No. 141 on January 1, 2009. We are currently evaluating the potential impact of the revised SFAS No. 141 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, (“SFAS No. 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also required expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. We are required to adopt SFAS No. 160 on January 1, 2009. We are currently evaluating the potential impact of SFAS No. 160 on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (“SFAS No. 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. We are required to adopt SFAS No. 161 on January 1, 2009. We are currently evaluating the potential impact of SFAS No. 161 on our consolidated financial statements.

Foreign Currency Exchange Risk

        We develop products in Israel and sell them in Israel, North and South America, Asia, Africa and several European countries. Our sales in Israel are denominated in NIS while most of our export sales are denominated in U.S. dollars. In addition, our labor expenses are primarily paid in NIS while our expenses for raw materials are paid in U.S. dollars and Euros. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our foreign currency exposure with respect to our sales is mitigated, and we expect it will continue to be mitigated, through salaries, materials and support operations, in which part of these costs are denominated in NIS.

        In the year ended December 31, 2007, the inflation rate in Israel was 2.9% and the NIS appreciated in relation to the U.S. dollar at a rate of 8.97%, from NIS 4.225 per $1 on December 31, 2006 to NIS 3.846 per $1 on December 31, 2007. In the period ending in December 31, 2006 deflation in Israel was 0.1% while the NIS rose in relation to the U.S. dollar at a rate of 8.2%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected. We will also be adversely affected if the U.S. dollar depreciates against the Euro, the currency used for many of our purchases of raw material.

        We did not enter into any foreign exchange contracts in the year ended December 31, 2007.

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

Market Risk

        At December 31, 2007 and 2006, we held cash and cash equivalents, in the aggregate amount of $1,120,054 and $1,670,912, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these deposits.

Interest Rate Risk

        We have variable rate loans that we borrow from Israeli banks which are based on the local Prime Rate. Each increase of 1% in the Prime Rate will increase our interest expense by $13,500.

Off-Balance Sheet Arrangements

        None.

Item 7.	Financial Statements.

        The following financial statements are filed as a part of this report immediately following the signature page, beginning at page 39, Index to Consolidated Financial Statements.

1.	Reports of Independent Registered Public Accounting Firms.

2.	Consolidated Balance Sheets as of December 31, 2007 and 2006.

3.	Consolidated Statements of Operations for the years ended December 31, 2007 and 2006.

4.	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007 and 2006.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

6.	Notes to Consolidated Financial Statements as of December 31, 2007 and 2006.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 8A(T).	Controls and Procedures.

Disclosure Controls and Procedures

        Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2007, our chief executive officer and chief financial officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses discussed below, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, management believes that the financial statements included in this Annual Report on Form 10-KSB fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

        A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

—	A lack of sufficient accounting and financial reporting personnel and resources and an insufficient level of monitoring and oversight, restricts our ability to gather, analyze and report information relative to the financial statements in a timely manner.

—	The limited number of management and accounting personnel makes it impracticable to achieve an optimum separation of duties.

        As a result of the material weaknesses described above, our management concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Plan for Remediation of Material Weaknesses

        In response to the identified material weaknesses, our management plans to improve our control environment and to remedy the identified material weaknesses by adding qualified personnel and resources to implement, maintain and monitor the required internal controls over the financial reporting process. These ongoing efforts are focused on hiring additional qualified personnel to provide for reasonable and necessary separation of duties to allow for the compilation, review and analysis of complete financial reporting in a timely manner, and for the management to review key performance indicators regularly to identify and investigate significant variances by implementing a reporting package procedure.

        Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

In the third quarter of 2007 we enhanced the capabilities of our accounting team by hiring a controller having a prior public company experience.

Item 8B.	Other Information.

        None.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section16(A) of the Exchange Act.

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

Name	Age	Position Held

Joseph Postbinder	61	Chief Executive Officer and Chairman of the Board of Directors
Baruch Tosh	52	President
Meira Postbinder	61	Vice President of Finance, Secretary, Treasurer and Director
Dan Zarchin	60	Vice President of Marketing and International Business Development and Director
Tsippy Moldovan	51	Chief Financial Officer and Director
Avraham Hatzor	63	Chief Operations Officer and Director
Motti Hassan	57	Director

        Joseph Postbinder has served as chairman of our Board of Directors since March 2002 and as our chief executive officer since March 1, 2003. Mr. Postbinder has served as the chief executive officer and chairman of the board of directors of Export Erez USA Inc., Mayotex and Dragonwear since he founded those companies in 1983, 1990 and 2000, respectively, and of Export Erez since July 1983. He also serves as the chairman of the board of directors of Owen Mills. Mr. Postbinder has a technical background in fine mechanics.

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

        Meira Postbinder has served as our vice president of finance and a director of Export Erez since June 6, 1996.

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

Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

        Gov Financial Holdings Ltd. did not file Forms 3 and 4 in connection with their holdings and sales of our shares.

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

Summary Compensation

        The following table sets forth information concerning the total compensation during the last two fiscal years. As of December 31, 2007, no other executive officer was paid in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total

Joseph Postbinder -	2007	$46,451	-	-	-	-	-	$46,451
Chief Executive Officer and Chairman of the Board of Directors	2006	$43,099	-	-	-	-	-	$43,099
Baruch Tosh -	2007	$104,549	$129,920	-	-	-	-	$221,906
President	2006	$86,445	-	-	-	-	-	$86,445

        The aggregate value of all other perquisites and other personal benefits furnished in each of the last two years to each of these executive officers was less than $10,000 for the year ended December 31, 2007 and 2006.

Grants of Plan-Based Awards for 2007

        We did not award any stock options to our executive officers during the fiscal year ended December 31, 2007.

Long-Term Incentive Plans-Awards in Last Fiscal Year

        We do not currently have any long-term incentive plans.

Outstanding Equity Awards at Fiscal Year End

        We did not grant any equity awards to our executive officers during the fiscal year ended December 31, 2007.

Directors Compensation

        Our directors do not receive compensation for their services on our Board of Directors or any committee thereof.

        The following table sets for the compensation received by each of our Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)

Joseph Postbinder	0	0	0	0	0	$46,451	(1)	$46,451
Meira Postbinder	0	0	0	0	0	$13,944	(2)	$13,944
Dan Zarchin	0	0	0	0	0	$130,474	(3)	$130,474
Tsippy Moldovan	0	0	0	0	0	$28,325	(4)	$28,325
Avraham Hatzor	0	0	0	0	0	$78,123	(5)	$78,123

(1) Mr. Postbinder earned $46,451 as consideration for his employment as our chief executive officer.

(2) Ms. Postbinder earned $13,944 in consideration for her employment as our vice president of finance, secretary and treasurer.

(3) Mr. Zarchin earned $130,474 in consideration for his consulting services to us.

(4) Ms. Moldovan earned $28,325 in consideration for her employment as our chief financial officer.

(5) Mr. Hatzor earned $78,123 in consideration for her employment as our chief operations officer.

Employment Agreements

        We have an employment agreement with Mr. Baruch Tosh, our president, pursuant to which, Mr. Tosh is entitled to additional annual compensation of 1.5% of growth in our revenues. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash. According to this compensation plan, Mr. Tosh is entitled to additional compensation for the year 2007 in the amount of $129,920, in cash.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth the number of shares of common stock beneficially owned as of April 11, 2008 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each named executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2007; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock(3)

Joseph Postbinder (4)	19,440,212	67.06%
Baruch Tosh	-	-
Meira Postbinder (4)	9,788	*
Dan Zarchin	-	-
Tsippy Moldovan	55,000	*
Avraham Hatzor (5)	262,500	*
Motti Hassan	-	-
Gov Financial Holdings Ltd. (6)	1,992,922	6.87%
All officers and directors as a group (7 persons)	19,767,500	68.18%

*	Less than 1% percent

(1)	The addresses of Joseph Postbinder, Baruch Tosh, Meira Postbinder, Dan Zarchin, Tsippy Moldovan, Avraham Hatzor and Motti Hassan are c/o Defense Industries International, Inc., 8 Brisel Street, Industrial Zone Sderot, Israel.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based upon 28,867,272 shares of common stock outstanding.

(4)	Joseph Postbinder is the spouse of Meira Postbinder.

(5)	Includes 239,477 shares held through Achidatex and 23,023 shares that are held directly.

(6)	Includes 168,967 shares of common stock issuable upon the exercise of series B warrants.

Item 12.	Certain Relationships and Related Transactions and Directors Independence.

Facility Lease

        Pursuant to a lease agreement effective since January 1, 2001, our subsidiary Achidatex leases an industrial building located in the Nazareth Industrial Zone, from a company owned by the shareholders of Achidatex, Mr. Avraham Hatzor, Mr. Freddy Davidovitz, Mr. Shmuel Davidovitz and a company owned by Mr. Postbinder. Following the decision of the Israeli Government to evacuate Israeli residents and businesses from the Erez Industrial Zone, we relocated the major production activities of our subsidiary Export Erez from the Erez Industrial Area to this facility. The $180,000 rental expense for 2007 was allocated equally between the two subsidiaries. The lease expired on December 31, 2007 and we entered into a new lease agreement, pursuant to which we agreed to pay a monthly rent of $22,800 to be paid quarterly, in NIS, in accordance with the current exchange rate, but in any event, an agreed upon exchange rate of no less then $1 = 3.95 NIS. The lease will expire on December 31, 2009. According to the new rental agreement 75% of the rental expenses for this facility will be allocated to Achidatex and 25% of the rental expenses will be allocated to Export Erez.

        Mayotex leases approximately 1,219 square meters of space in the Industrial Area of Sderot from Mr. Joseph Postbinder, our chief executive officer and chairman of the Board of Directors, primarily for its cut and sew operations. The annual rental expense for this space was $58,512 in 2007. The lease expired on December 31, 2007 and was renewed for an additional one-year term.

Item 13.	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

        Fees to Principal Accountants

        The following table sets forth, for each of the years indicated, the fees incurred to our independent public accountants, Virchow, Krause & Company, LLP during 2007 and 2006 and our former auditor Weinberg & Company, P.A. during 2006. All of such fees were pre-approved by our Board of Directors.

	Year Ended December 31,
	2007	2006
Services Rendered	Fees	Fees

Audit (1)*	$55,610	$60,029
Audit-related (2)**	11,000	20,958

Total	$66,610	$80,987

*	Paid to Virchow, Krause & Company, LLP
**	Paid to Weinberg & Company, P.A

(1)	Audit services consist of work performed in connection with the audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as consents letters for SEC registration statements.

(2)	Audit related fees – review and consents letter fee related to sec fillings.

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

Dated: May 2, 2008	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on May 2, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

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

By: /s/ Tsippy Moldovan —————————————— Tsippy Moldovan Chief Financial Officer and Director

By: /s/ Avraham Hatzor —————————————— Avraham Hatzor Chief Operations Officer and Director

By: /s/ Dan Zarchin —————————————— Dan Zarchin Director

By: /s/ Motti Hassan —————————————— Motti Hassan Director

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 and 2006

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONTENTS

PAGES	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGES	F-2 - F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGES	F-6 - F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGES	F-8 - F-30	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Defense Industries International, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Defense Industries International, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 (V) to the accompanying consolidated financial statements, the Company has restated its 2006 statement of cash flows to properly classify cash flows from trading securities and to disclose geographic financial data regarding the sources of revenue.

/s/ Virchow, Krause & Company, LLP

Virchow, Krause & Company, LLP
An independent member of Baker Tilly International

Minneapolis, Minnesota
April 30, 2008

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	Note	December 31, 2007	December 31, 2006

CURRENT ASSETS
Cash and cash equivalents		$1,120,054	$1,670,912
Accounts receivable, net of allowance for doubtful accounts of
$208,464 and $223,532, respectively		3,603,528	2,701,170
Accounts receivable - related parties		1,113	241,338
Inventories	4	3,698,878	2,708,965
Trading securities	3	2,951,604	804,963
Deferred taxes	11	165,902	111,531
Other current assets		219,330	930,392

Total Current Assets		11,760,409	9,169,271

PROPERTY, PLANT AND EQUIPMENT, NET	5	2,454,549	2,194,683

OTHER ASSETS
Fund in respect to employee rights upon retirement	10	751,609	459,391
Deferred taxes	11	36,365	8,296
Intangible assets, net	6	---	91,551

Total Other Assets		787,974	559,238

TOTAL ASSETS		$15,002,932	$11,923,192

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONT.)

LIABILITIES AND SHAREHOLDERS' EQUITY

	Note	December 31, 2007	December 31, 2006

CURRENT LIABILITIES
Accounts payable		$1,670,029	$947,361
Accounts payable - related parties		50,448	11,207
Short-term debt	7	1,264,793	2,440,231
Common stock to be issued		40,000	40,000
Other current liabilities	8	2,085,535	926,843

Total Current Liabilities		5,110,805	4,365,642

LONG-TERM LIABILITIES
Long-term portion of debt	9	618,676	798,237
Liability for employee rights upon retirement	10	734,652	340,328
Stock to be issued		40,000	80,000
Embedded derivatives at fair value		---	123,654

Total Long-Term Liabilities		1,393,328	1,342,219

TOTAL LIABILITIES		6,504,133	5,707,861

Minority interest		1,077,708	903,138

COMMITMENTS AND CONTINGENCIES	12

SHAREHOLDERS' EQUITY	13
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none
were issued and outstanding		-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized,
28,867,272 and 28,793,198 issued and outstanding, respectively		2,886	2,879
Additional paid-in capital		2,764,328	2,552,738
Retained earnings		4,165,069	2,791,720
Accumulated other comprehensive gain (loss)		488,808	(35,144)

TOTAL SHAREHOLDERS' EQUITY		7,421,091	5,312,193

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$15,002,932	$11,923,192

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2007	2006

NET REVENUES	$19,262,928	$10,601,546

COST OF SALES	13,057,776	8,327,981

GROSS PROFIT	6,205,152	2,273,565

OPERATING EXPENSES
Selling	1,064,959	555,193
General and administrative	2,102,060	2,037,768

Total Operating Expenses	3,167,019	2,592,961

INCOME (LOSS) FROM OPERATIONS	3,038,133	(319,396)

OTHER INCOME (EXPENSES)
Financial expense, net	(269,000)	(370,774)
Gain on fair value adjustment to embedded derivatives	---	43,123
Other income, net	39,125	44,343

Total Other Expenses	(229,875)	(283,308)

INCOME (LOSS) BEFORE INCOME TAXES	2,808,258	(602,704)

Income tax expenses (benefits)	1,264,281	(8,624)

Gain (loss) before minority interest	1,543,977	(594,080)

Minority interest income (loss)	122,685	(22,899)

NET INCOME (LOSS) BEFORE EXTRAORDINARY INCOME	1,421,292	(571,181)

Extraordinary income, net of tax (Note 12)	---	240,658

NET INCOME (LOSS)	$1,421,292	$(330,523)

Net income (loss) per share - basic and diluted	$0.05	$(0.01)

Weighted average number of shares outstanding - basic and diluted	28,842,919	28,151,395

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Number of Outstanding Shares of Common Stock	Common Stock Capital	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Shareholders' Equity

Balance as of January 1, 2006	27,301,930	$2,730	$2,512,887	$3,122,243	$(414,387)		$5,223,473

Common stock issued for cash (1)	1,368,191	137	(137)	-	-		-

Common stock issued to acquire Rizzo Inc. (1)	123,077	12	39,988	-	-		40,000

Comprehensive income:

Net loss	-	-	-	(330,523)	-	$(330,523)	(330,523)

Foreign currency translation gain	-	-	-	-	379,243	379,243	379,243

Total comprehensive income						$48,720

Balance as of December 31, 2006	28,793,198	2,879	2,552,738	2,791,720	(35,144)		5,312,193

Effect of adoption
of new accounting pronouncement (1)	-	-	171,597	(47,943)	-		123,654

Common stock issued to acquire RizzoInc. (1)	74,074	7	39,993	-	-		40,000

Comprehensive income:

Net income	-	-	-	1,421,292	-	$1,421,292	1,421,292

Foreign currency translation gain	-	-	-	-	523,952	523,952	523,952

Total comprehensive income						$1,945,244

Balance as of December 31, 2007	28,867,272	$2,886	$2,764,328	$4,165,069	$488,808		$7,421,091

(1) See Note 13

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,421,292	$(330,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	495,856	462,595
Impairment of long live assets and goodwill	111,775	---
Provision for doubtful accounts	11,323	100,801
Gain on fair value adjustment to embedded derivatives	---	(43,123)
Deferred taxes	(66,098)	(33,173)
Minority interest in income (loss) of subsidiary	122,685	(22,899)
Net realized and unrealized loss (gain) on trading securities	28,149	(38,357)
Gain from sale of fixed assets	(22,394)	(8,415)
Increase in accounts receivable	(616,417)	(850,132)
(Increase) decrease in inventories	(692,856)	364,822
(Increase) decrease in trading securities	(1,970,186)	46,180
Increase (decrease) in related parties accounts	279,685	(99,742)
Decrease (increase) in other current assets	756,504	(250,066)
Increase in deposits for employee relations	(231,088)	(56,507)
Increase in accounts payable	604,895	62,097
Increase in other current liabilities	1,003,764	403,312
Increase in provision for the severance of employer-employee relations	337,613	82,277

Net Cash Provided by (Used in) Operating Activities	1,574,502	(210,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(643,484)	(261,914)
Proceeds from sale of property, plant and equipment	47,787	14,387

Cash Used in Investing Activities	(595,697)	(247,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(1,055,367)	793,976
Proceeds from long term debt	291,972	940,541
Repayment of long-term debt	(784,316)	(1,063,165)

Net Cash (Used in) Provided by Financing Activities	(1,547,711)	671,352

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	18,048	(124,027)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(550,858)	88,945

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,670,912	1,581,967

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,120,054	$1,670,912

INTEREST PAID	$168,424	$88,924

TAXES PAID	$161,572	$259,357

The accompanying notes are an integral part of the consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Pursuant to the agreement signed on February 28, 2005 to acquire the business of Rizzo Inc. (doing business as Owen Mills Company), On May 1, 2007 and on February 28, 2006, the Company issued 74,074 shares and 123,077 shares of its common stock, respectively, having a fair value of $40,000 each, at the date of issuance, to the former shareholders of Rizzo Inc.

The accompanying notes are an integral part of the consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1	DESCRIPTION OF BUSINESS

Defense Industries International, Inc. and subsidiaries (the – “Company”) is a manufacturer and global provider of personal military and civilian protective equipment and supplies. The Company’s products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world.

The Company’s main products include body armor, bomb disposal suits, bullet proof vests and jackets, ballistic wall coverings, bullet proof ceramic and polyethylene panels, V.I.P. car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products, tents and other camping and travel gear.

Defense Industries International, Inc. is a holding company whose subsidiaries include Export Erez USA, Inc. and Rizzo Inc. (doing business as Owen Mills Company). Export Erez USA, Inc. is a holding company whose subsidiaries include Export Erez, Ltd. (“Export Erez”), a wholly owned subsidiary, Mayotex, Ltd. (“Mayotex”), a wholly owned subsidiary, Dragonwear Trading Ltd. (“Dragonwear”), a wholly owned subsidiary and Achidatex Nazareth Elite (1977) Ltd. (“Achidatex”), a majority owned subsidiary (76%).

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 2	SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Mayotex, Dragonwear, Owen Mills Company and its 76% owned subsidiary Achidatex.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(B) Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Export Erez, Mayotex, and Achidatex is the New Israeli Shekel (NIS). The functional currency of Dragonwear is the United States dollar. The financial statements of entities with functional currency different than United States dollars are translated into United States dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2007 and 2006, a loss of $129,729 and a loss of $171,210, respectively are included in financial expense, net in the accompanying consolidated statements of operations.

(C) Comprehensive Income

The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company’s subsidiaries expressed in NIS to United States dollars are reported as Accumulated Other Comprehensive Gain (Loss) in the statements of changes in shareholders’ equity.

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
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

(F) Disclosure of Certain Risks and Concentrations of Credit Risk

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

At December 31, 2007 and 2006, the Company held cash and cash equivalents, in the aggregate amount of $1,120,054 and $1,670,912, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

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
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(H) Trading Securities

The Company invests in mutual funds and common stock in Israel and in common stock in the United States.

All trading securities as of December 31, 2007 and 2006 are carried at their fair market value based upon quoted market prices of those investments at year end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income for the years ended December 31, 2007 and 2006.

(I) Inventories

Inventories are valued at the lower of cost or market value.

Inventories allowances are provided to cover risks arising from obsolete and slow-movies items, discontinued products and excess inventories according to revenue forecasts. As of December 31, 2007 and 2006, inventories allowances was $380,675 and $200,364, respectively.

Cost is determined as follows:

Raw materials and components – using the first-in, first-out (FIFO) method. Work in progress and finished goods – represents the cost of raw materials, components and, manufacturing costs which include direct and indirect allocable costs.

(J) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years.

Leasehold improvements are amortized using the straight line method over the period of the lease contract, provided that this period does not exceed the useful life of the asset.

Fixed assets not in use, held for resale, are stated at the lower of net cost or estimated realizable value.

Expenditures for maintenance and repairs are charged to expense as incurred, while renewals and betterment of a permanent nature are capitalized.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(K) Intangible Assets

Intangible assets include purchased manufacturing knowledge that is being amortized using the straight-line method over the estimated useful life of eight years, and goodwill which is not being amortized, but is evaluated for impairment. As of December 31, 2007 the $80,900 of goodwill resulting from the purchase of Owen Mills Company has been fully impaired based on management’s evaluation of the estimated undiscounted future cash flows expected to be generated from such asset.

(L) Impairment of Long-lived assets

In accordance with the provisions of Financial Accounting Standard Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company reviews long-lived assets, including equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under Statement No 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of long-lived assets exceeds its fair value. As of December 31, 2007, the cost of sales includes $30,875 with respect to impairment of certain equipment of Owen Mills Company.

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

The Company provides a warranty on goods ranging from three to four years. The Company’s policy is to consider the establishment of a reserve for warranty expenses. Based upon historical experience of no warranty claims, the Company has not established a reserve at December 31, 2007 and 2006.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(N) Accounts Receivable

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

Provisions are made for doubtful accounts on a specific basis that, in management’s opinion, appropriately reflect the loss inherent in collection of the debts. This provision is made by management based on its assessment of the risk of the debt. This assessment involves reviewing, and relying on, information in its possession regarding the financial position of its customers, the scope of their activities and evaluation of any security the Company has received.

Bad debts are written off as incurred. The allowance for doubtful accounts was $208,464 and $329,921 in 2007 and 2006, respectively.

(O) Segments

During 2007 and 2006, the Company operated and managed two strategic business units: production for the civilian market and the military market. These operational segments are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical (See Note 15 (A) for segment information).

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

Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During year 2007 and 2006, the Company recorded a valuation allowance for the full amount of deferred tax assets in the United States due to uncertainties surrounding the ability to utilize US deferred tax assets. If related to US operations the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Deferred taxes were not created for taxes to be imposed on earnings distributed by subsidiaries, as it is the Company’s policy not to distribute taxable dividends in the foreseeable future.

As for the effect of the adoption of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” as of January 1, 2007, see Note 11.

(Q) Per Share Data

Basic net income (loss) per share of common stock is computed based on the weighted average common stock outstanding during the year. Diluted net income per share of common stock is computed based on the weighted average common stock and common stock equivalents outstanding during the year. Common stock equivalents to purchase 202,500 shares of common stock were not included in diluted loss per share because their effect is anti dilutive.

(R) Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers as revenues and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of income are shipping and handling fees of $148,314 and $125,577 for the years ended December 31, 2007 and 2006, respectively.

(S) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses included in selling expenses were $62,901 and $68,134 for the years ended December 31, 2007 and 2006, respectively.

(T) Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $115,000 and $80,400 for the years ended December 31, 2007 and 2006.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(U) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. The Company does not believe that the adoption of this statement will have a material impact on its financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of SFAS No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, to recognize changes in that funded status in the year in which the changes occur through comprehensive income as well as prescribing additional disclosure requirements. The provisions of this statement are effective for all other companies in fiscal years ending after June 15, 2007. In addition, a company must now measure the fair value of its plan assets and benefit obligations as of the date of its year-end balance sheet. A company is no longer permitted to measure the funded status of its plan by being able to choose a measurement date up to three months prior to year end. This provision within the SFAS No. 158 is effective for all companies in fiscal years ending after December 15, 2008. The Company does not anticipate the adoption of these new accounting principles will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS No. 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”. The Company is currently evaluating the potential impact of SFAS No. 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations,” a revision of the original “SFAS No. 141". This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces the original Statement 141‘s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company is required to adopt the revised SFAS No. 141 on January 1, 2009. The Company is currently evaluating the potential impact of the revised SFAS No. 141 on the Company’s consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also required expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. The Company is required to adopt SFAS No. 160 on January 1, 2009. The Company is currently evaluating the potential impact of this Statement on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (“SFAS No. 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

(V) Restatement

The Company has restated it Consolidated Statement of Cash Flows for the year ended December 31, 2006, by reclassifying purchases and sales of trading securities to be included in cash flows from operating activities. Consequently, this reclassification has resulted in a change to cash flows from operating activities with an equal and off-setting impact to cash flows from investing activities, as follows:

	Year ended December 31, 2006
	As Previously Reported	Restatement	As Reported in the Financial Statements

Net Cash Used in Operating Activities	$(257,033)	$46,180	$(210,853)
Net Cash Used in Investing Activities	$(201,347)	$(46,180)	$(247,527)

In addition, the Company added Note 15 (B) to disclose revenues by geographic areas.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 3	TRADING SECURITIES

A reconciliation of original cost to fair market value for trading securities held at December 31, 2007 and 2006 consist of the following:

	2007	2006

Trading securities, at cost	$3,014,852	$790,495
Unrealized (loss) gain on trading securities	(63,248)	14,468

Trading securities at fair market value	$2,951,604	$804,963

NOTE 4	INVENTORIES

Inventories at December 31, 2007 and 2006 consist of the following:

	2007	2006

Raw materials	$2,036,470	$1,290,351
Work in progress	994,580	609,555
Finished goods	667,828	809,059

	$3,698,878	$2,708,965

NOTE 5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006	Estimated Useful Life

Leasehold improvements	$611,583	$367,708	10 Years
Motor vehicles	615,110	512,577	5-7 Years
Office equipment and furniture	441,740	375,938	3-14 Years
Equipment	4,440,259	3,939,695	5 Years

	6,108,692	5,195,918
Less - Accumulated depreciation	(3,623,268)	(3,001,235)

	2,485,424	2,194,683
Less - impairment charge	(30,875)	-

	$2,454,549	$2,194,683

Depreciation expense for the years ended December 31, 2007 and 2006 was $484,907 and $451,647, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6	INTANGIBLE ASSETS

In October 2000, the Company purchased the know-how to manufacture ceramic plates with a ballistic cloth covering for $89,100. This amount was amortized over the estimated useful life which ended on December 31, 2007.

Intangible assets at December 31, 2007 and 2006 consist of the following:

	2007		2006

Goodwill		$80,900	$80,900
Purchased manufacturing know-how		89,100	89,100
Less - accumulated amortization		(89,100)	(78,449)
impairment of Goodwill		(80,900)	-

	$	---	$91,551

Amortization expense of manufacturing know-how for the years ended December 31, 2007 and 2006 were $10,651 and $10,948, respectively.

As of December 31, 2007 the $80,900 of goodwill resulted from the purchase of Owen Mills Company has been fully impaired based on management’s evaluation of the estimated undiscounted future cash flows expected to be generated from this goodwill. The cost of sales in financial statements include $80,900 with respect to impairment of goodwill.

NOTE 7	SHORT-TERM DEBT

Short-term debt at December 31, 2007 and 2006 consist of the following:

	Interest Rates	2007	2006

Overdraft credit	7% - 12% (average rate of 10%)	$473,796	$919,955

Short-term bank loans	6% - 7.5% (average rate of 7%)	261,266	785,800
Current portion of long-term debt		529,731	734,476

		$1,264,793	$2,440,231

The overdraft credit is a revolving credit facility due on demand.

The maximum available and the average amounts of overdraft credit during the year ended December 31, 2007 where $2,000,000 and $938,420 respectively.

The short-term bank loans at December 31, 2007 are due on demand.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

To secure its short-term liabilities and long-term loans (see Note 9), the Company has a blanket floating lien in favor of several Israeli banks on all assets, securities, notes and other trade instruments that are deposited with the banks.

NOTE 8	OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006

Government institutes	$54,873	$28,805
Employees and institutions for payroll and related taxes	649,515	281,285
Advances from customers	321,328	142,580
Accrued expenses	122,554	474,173
Income taxes	937,265	-

	$2,085,535	$926,843

NOTE 9	LONG-TERM DEBT

Consist of:

	2007	2006

Loans from bank institutes	$1,148,407	$1,532,713

Less - current maturities	(529,731)	(734,476)

	$618,676	$798,237

On December 24, 2003, the Company borrowed $388,216 at an interest rate of 7%. The terms are 60 monthly payments commencing January 24, 2004 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $88,503, all of which is included in the current portion of long-term debt.

On May 31, 2004, the Company obtained two loans of $92,850 each at an interest rate of 7.02%. The terms are 56 monthly payments commencing June 1, 2004 with each payment consisting of a fixed principal along with accrued interest. As of December 31, 2007 the balance of each loan was $27,211 of which $24,995 is included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On February 28, 2005, the Company acquired all the outstanding shares of Owen Mills Company for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in common stock of the Company, both of which are to be paid over five years. As of December 31, 2007 the balance of the note was $82,834 of which $40,000 is included in the current portion of long-term debt. The annual nominal inputted interest rate is 7.2%. The amount of debt discount recognized during the year ended December 31, 2007 and 2006 was $7,257 and $9,525 respectively.

On April 18, 2005, the Company borrowed $21,909 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 48 monthly payments commencing May 21, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $9,440 of which $6,937 is included in the current portion of long-term debt.

On April 18, 2005, the Company borrowed $29,502 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 48 monthly payments commencing May 21, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $12,712, of which $9,342 is included in the current portion of long-term debt.

On December 29, 2005, the Company borrowed $21,725 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 36 monthly payments commencing January 28, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $9,282 of which $9,282 is included in the current portion of long-term debt.

On April 10, 2006, the Company borrowed $473,373 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 60 monthly payments commencing May 10, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $368,904 of which $100,564 is included in the current portion of long-term debt.

On May 24, 2006, the Company borrowed $189,349 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 36 monthly payments commencing June 24, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $104,239 of which $72,388 is included in the current portion of long-term debt.

On May 24, 2006, the Company borrowed $213,018 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 36 monthly payments commencing Jun 24, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $110,682 of which $78,003 is included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On May 31, 2006, the Company borrowed $38,958 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 48 monthly payments commencing Jun 1, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $27,037 of which $10,729 is included in the current portion of long-term debt.

On April 11, 2007, the Company borrowed $260,010 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 60 monthly payments commencing May 11, 2007 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $231,521 of which $47,151 is included in the current portion of long-term debt.

On July 3, 2007, the Company borrowed $26,001 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 36 monthly payments commencing August 3, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $22,704 of which $8,386 is included in the current portion of long-term debt.

On December 5, 2007, the Company borrowed $26,001 with interest of a fluctuating rate based on the Bank of Israel’s prime rate (6.5% at December 31, 2007). The terms are 36 monthly payments commencing January 5, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2007, the balance of the loan was $26,127 of which $8,456 is included in the current portion of long-term debt.

All of the Company’s long-term debt is collateralized by a floating guarantee on essentially all of the Company’s assets (See Note 7).

Required principal payments (including current maturities) on long-term debt as of December 31, 2007 were as follows:

Year	Amount

2008	$529,731
2009	294,187
2010	185,715
2011	99,340
2012	39,434

1,148,407

Less - current portion	(529,731)

Long-term portion of debt	$618,676

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 10	LIABILITY AND FUNDS FOR EMPLOYEE RIGHTS UPON RETIREMENT

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

Certain classes of the Company’s employees are included in a comprehensive defined contribution pension plan for industrial workers. The Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 6% of the employee’s salary each month to the pension fund, covering 72% of its obligation. Contributions charged to operations were $192,217 and $165,021 in 2007 and 2006, respectively.

For employees other than those referred to above, and for the remaining 28% not subject to the pension plan, the Company’s obligation under the Israeli Severance Pay Law is covered by regular payments to severance payment funds. The funds presented in the consolidated balance sheets include Company contributions, profits and interest in the fund accumulated to the consolidated balance sheet date. These funds amounted to $751,609 and $459,391 at December 31, 2007 and 2006, respectively. The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Pay Law as discussed above. The liability for these employee rights upon retirement amounted to $734,652 and $340,328 at December 31, 2007 and 2006, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 11	INCOME TAXES

The parent company and its United States subsidiary company file consolidated tax returns. Each of Israeli subsidiary files separate tax returns. For 2007, the Israeli subsidiary companies are taxed in Israel at a corporate tax rate of 29% and are subject to the Israel Income Tax Law (Inflation Adjustment) of 1985. Under this law, results of operations for income tax purposes are measured in real terms in accordance with the changes in the Israeli Consumer Price Index. The inflation adjustment is expressed as financing costs or income and is applied as an adjustment to book income for purposes of computing income taxes.

On July 25, 2005, the Knesset, Israel’s Parliament, approved the Law of the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among others, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2005 – 34%, in 2006 – 31%, in 2007 – 29%, in 2008 – 27%, in 2009 – 26% and in 2010 and thereafter – 25%.

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

During the year of 2007, the Israeli Tax authorities proposed certain adjustments to the subsidiaries’ tax positions related to the allocation of costs within the group and management fees made by the Company. During the year ended December 31, 2007, each of Mayotex and Export Erez reached a settlement with the Israeli Tax Authorities regarding their tax positions from 2003 through 2005 for an aggregate of $273,294 (including accumulated interest) related to allocation of costs and management fees within the group. As a result of these tax settlements and based upon the enforcement of Israeli statutory tax regulations, the Company recognized a tax expense and a current tax liability of $61,314 (including anticipated interest), since it is more likely than not that the settlement achieved will be sustained by the Israeli Tax Authorities with respect to the Company’s other subsidiaries in Israel and for all the Israeli subsidiaries for 2006 and 2007.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Income tax expense for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Current year - Israel	$1,330,379	$28,829
Current - U.S.	-	-
Deferred - U.S. and Israel	(66,098)	(37,453)

Income tax expense (benefit)	$1,264,281	$(8,624)

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2007 and 2006 (computed by applying United States statutory rate (34%) and the Israeli tax rate (29%) to income before taxes) as follows:

	2007	2006

Computed "expected" tax expense (benefit)	$852,154	$(160,935)
Non-tax deductible expenses	11,549	13,448
Changes in income tax estimate from prior year	128,921	---
State income tax	800	(9,000)
Inflationary adjustment	(36,840)	(3,702)
FIN 48 reserve	61,314	---
Israel audit settlement	273,294	---
Revenues tax exempt or taxable at different rate	(93,908)	---
Valuation allowance due to losses carry forward
in respect to US operation	77,452	147,958
Other	(10,455)	3,607

	$1,264,281	$(8,624)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006

Deferred taxes asset - current:
Allowance for doubtful accounts	$74,872	$86,977
Trading securities	17,763	(19,587)
Reserve for vacation pay	73,267	44,141

Total deferred tax assets - current	$165,902	$111,531

Deferred taxes asset, net - non current:
Depreciable fixed assets	$19,013	$25,951
Net operating loss carry forward	264,112	186,660
Liability for employee rights upon retirement	17,352	(17,655)

	300,477	194,956
Less - valuation allowance due to losses carry forward in
respect of operations in the US	(264,112)	(186,660)

Total deferred tax assets - non-current	$36,365	$8,296

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

At December 31, 2007, the parent company and its United States subsidiary had net operating loss carryforwards of approximately $654,941 for income tax purposes, available to offset future taxable income expiring in 2023. The consolidated financial statements include a valuation allowance for such losses carry forwards, at the amount of $264,112 and $186,660 for the years ended December 31, 2007 and 2006, respectively. The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $77,452 and $147,958, respectively. Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation. For the Company and its United States subsidiary deferred taxes are computed at a rate of 34% for federal taxes, plus 6% for state taxes. For the Israeli subsidiaries, deferred taxes are computed at rates of 25% – 28% which are the expected rates to be in force when the deferred tax assets and liabilities are realized.

NOTE 12	COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company’s executive offices are located in 8 Brisel Street, Industrial Zone Sderot Israel. The Company’s manufacturing, production and distribution facilities are located in six locations in Israel and in US, under non-cancelable operating leases with expiration dates through April 2012. Four of the operating leases are with affiliated parties. The monthly rental range is approximately $1,250 to $22,800.

Future minimum lease payments under the terms of the operating leases were follows as of December 31, 2007:

Year	Related Party	Unrelated Party	Total

2008	$354,510	$145,335	$499,845
2009	280,998	49,175	330,173
2010	-	28,957	28,957
2011	-	28,957	28,957
2012	-	9,652	9,652

	$635,508	$262,076	$897,584

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Total rent expense under the operating leases for the years ended December 31, 2007 and 2006 was $446,385 and $332,667, respectively, out of which $271,084 and $225,494 are rent expenses under operating leases with related parties.

(B) Contingencies

The Company has an employment agreement with the President of the Company, pursuant to which the President is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002. The President, at his option, may receive shares of common stock in lieu of cash. For the year ended December 31, 2006, there was no bonus due to the President of the Company. For the year ended December 31, 2007, the President was entitled to bonus compensation in the amount of $129,921, or 259,842 shares of the Company’s common stock in lieu of such compensation (having a fair market value of $70,157). The cash bonus compensation of $129,921 was accrued and included in other current liabilities.

(C) Israeli Gaza Strip Operations:

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of the Company’s operations were located. The Company had owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, the Company moved its “light cut and sew” operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. In August 2005, the Company evacuated its remaining operations and abandoned the buildings owned and leased in the Erez Industrial Zone. In 2005, the Company recorded a receivable from the Israeli government of $217,477 related to the direct cost to move and loss on abandoned properties.

The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, as well as the “Evacuation Compensation Law” that was adopted by the Israeli Parliament, to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. In February 2006, three subsidiaries, Export Erez, Mayotex and Achidatex filed claims for compensation pursuant to the Evacuation Compensation Law.

In 2006, the Company was notified that it would receive advance payments aggregating $523,000. The Company applied this payment against the receivable established in 2005 and recorded the excess payment of $240,658, net of 5% taxes withheld at source, as extraordinary gain.

On February 18, 2008 Export Erez, Mayotex and Achidatex signed definitive agreements with SELA Agency, a government agency, established pursuant to the Evacuation Compensation Law, for a compensation of approximately $6 million, net of advanced payments of approximately $523,000 received by the Company during 2007. The net compensation payments will be recognized as extraordinary gain, net of 5% related taxes during 2008.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 13	SHAREHOLDERS’ EQUITY

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company). Under the terms of the agreement, the Company purchased all of the outstanding shares of Owen Mills Company in consideration for a $200,000 note payable and shares of the Company’s common stock having a value of $200,000, based on the average closing price per share of the Company’s common stock for the ten trading days preceding the issuance of such shares. The Company shall pay the $400,000 of aggregate consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company has paid the former shareholder of Owen Mills Company a total of $200,000; the present value of the remain cash payments as of December 31, 2007 is $82,834 (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the agreement (On April 27, 2005 the Company issued 36,463 shares of common stock having a fair value of $40,000 to the former shareholder of Owen Mills Company); and (iii) four annual payments of $40,000 in the form of the Company’s common stock paid to the former shareholder of Owen Mills Company through February 2009. On April 3, 2006, the Company issued 123,077 shares of common stock having a fair value of $40,000. On May 1, 2007 the Company issued 74,074 shares of common stock having a fair value of $40,000. As of December 31, 2007, $80,000 is reflected on the Consolidated Balance Sheet as a liability for common stock to be issued. On March 18, 2008 the Company issued 123,839 shares of common stock having a fair value of $40,000.

Securities Purchase Agreement:

In 2005, the Company executed a Securities Purchase Agreement (the “Agreement”) with a group of investors for a private placement of its common stock. The Company agreed to issue 1,833,334 shares of its common stock to the investors at a price of $0.60 per share and received net proceeds of $761,441, net of issuance costs. The Company also agreed to issue the investors 365,000 warrants to purchase its common stock at an exercise price of $0.94 share, exercisable until June 30, 2007, and 182,500 warrants at an exercise price of $2.40 per share, exercisable until June 30, 2010. In addition, the Company agreed to issue 82,133 shares of its common stock, as well as 60,000 warrants at an exercise price of $0.94 (exercisable until June 30, 2007) and 20,000 warrants at an exercise price of $2.40 per share (exercisable until June 30, 2010) as a finder’s fee for services provided in connection with the transaction. In accordance with the provisions of the agreement, on June 16, 2006 the Company issued to the investors and to the finders an additional 1,368,191 shares of its common stock, since its share price decreased below $0.60 per share.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company accounted for the warrants issued based on guidance from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.”Accordingly, the warrants were treated as derivatives and classified as a liability with a fair value of $171,597 at the transaction date of the warrants. The warrants fair value, computed based on the Black-Scholes pricing model, was revalued each reporting period with the change in fair value recorded as other income (expenses). For the year ended December 31, 2006 the fair value adjustment resulted in a gain of $43,123 (the parameters used in application of the Black-Scholes pricing model were for 425,000 warrants and 202,500 warrants, respectively, as follows: Risk-free interest rate – 4.2% and 4.5%, Volatility – 234% and 437%, Dividend yield – none, expected life of the warrants – 6 months and 3.5 years).

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

As a result of the Company’s adoption of the FSP, the Consolidated Financial Statements includes a cumulative-effect adjustment to the opening balance of retained earnings, liabilities and equity as follows:

	As of January 1, 2007
	As previously reported	Cumulative effect	As included as opening balance items in these Financial Statements

Total liabilities	$5,707,861	$(123,654)	$5,584,207
Retained earning	2,791,720	(47,943)	2,743,777
Warrants	-	171,597	171,597

As of December 31, 2007, warrants to purchase 202,500 shares of common stock were outstanding. These warrants have a remaining life of 2.5 years and an exercise price of $2.4.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 14	RELATED PARTIES

(A) Transactions with Related Parties

The Company is a party to lease agreements with its principal shareholder. The Company's subsidiaries, Achidatex, and Export Erez have signed lease agreements with a company owned by minority shareholders of Achidatex.

(B) Income and (Expense) Transactions with Related Parties

	2007	2006

Lease and rent expenses, see Note 12 (A)	$(271,084)	$(225,494)
Purchase of materials and maintenance costs *	(208,983)	(139,742)

(C) Balances with Related Parties

	2007	2006

Accounts receivable **	$1,113	$1,010
Accounts (payable) controlling shareholder	(21,839)	(11,207)
Accounts (payable) receivable*	(28,609)	240,328

*	The payable amount resulted from the purchase of materials and maintenance costs purchased during the ordinary course of business by an affiliate company. Certain shareholders of this affiliate are the minority shareholders in Achidatex.

**	The controlling shareholder and chairman of the Board of the Company is a principal shareholder of this affiliate.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 15	SEGMENT INFORMATION AND CONCENTRATIONS

(A) Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

December 31, 2007
Revenue from sales	$3,754,964	$593,198	$9,706,945	$5,207,821	$19,262,928
Income from operations	532,685	100,972	1,566,065	838,412	3,038,133

December 31, 2006
Revenue from sales	$3,648,770	$509,008	$2,880,774	$3,562,994	$10,601,546
Loss from operations	(253,840)	(9,893)	(18,441)	(37,222)	(319,396)

(B) Geographic Areas – revenues

	Year ended December 31,
	2007	2006

Israel	$12,285,178	$5,555,134
South America	1,511,891	1,674,564
North America	2,506,695	1,678,557
Europe	2,366,150	922,623
Australia	349,720	770,668
Other International	243,294	--

Total	$19,262,928	$10,601,546

(C) Single Customers Exceeding 10% of Sales:

	2007	2006

Customer A (Israeli Ministry of Defense and Government of Israel)	$9,367,382	$2,507,491

Accounts receivable balance
Customer A (Israeli Ministry of Defense and Government of Israel)	$2,021,433	$1,131,896