Form 10-Q
period 2008-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2008-05-15
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchangez Act of 1934 for the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8 Brisel Street
Industrial Zone Sderot,
Israel, 87711
(Address of Principal Executive Offices)

(011) 972-8-689-1611
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 14, 2008 the issuer had 28,991,111 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2008 and March 31, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and March 31, 2007 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	19

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

i

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,937,288	$1,120,054
Bank deposit	985,336	--
Accounts receivable, net of allowance for doubtful accounts
of $235,546 and $208,464, respectively	2,928,145	3,603,528
Accounts receivable - related parties	14,097	1,113
Inventories	4,797,715	3,698,878
Trading securities	2,347,054	2,951,604
Deferred taxes	158,072	165,902
Other current assets	2,496,855	219,330

Total Current Assets	17,664,562	11,760,409

PROPERTY, PLANT AND EQUIPMENT, NET	2,557,195	2,454,549

OTHER ASSETS
Funds in respect of employee rights upon retirement	805,783	751,609
Deferred taxes	35,500	36,365

Total Other Assets	841,283	787,974

TOTAL ASSETS	$21,063,040	$15,002,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008	December 31, 2007
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,233,433	$1,670,029
Accounts payable - related parties	110,655	50,448
Short-term debt	1,146,275	1,264,793
Common stock to be issued	40,000	40,000
Other current liabilities	2,371,222	2,085,535

Total Current Liabilities	5,901,585	5,110,805

LONG-TERM LIABILITIES
Long-term portion of debt	590,459	618,676
Liability for employee rights upon retirement	861,406	734,652
Common stock to be issued	--	40,000

Total Long-Term Liabilities	1,451,865	1,393,328

TOTAL LIABILITIES	7,353,450	6,504,133

Minority interest	1,171,444	1,077,708

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	--	--
Common stock, $0.0001 par value, 250,000,000 shares
authorized, 28,991,111 and 28,867,272 respectively,
issued and outstanding	2,899	2,886
Additional paid-in capital	2,804,315	2,764,328
Retained earnings	8,617,733	4,165,069
Accumulated other comprehensive gain	1,113,199	488,808

Total Shareholders' Equity	12,538,146	7,421,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,063,040	$15,002,932

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

NET REVENUES	$3,125,302	$3,914,572

COST OF SALES	2,382,158	2,626,405

GROSS PROFIT	743,144	1,288,167

OPERATING EXPENSES
Selling	157,144	239,765
General and administrative	538,325	413,893

Total Operating Expenses	695,469	653,658

INCOME FROM OPERATIONS	47,675	634,509

OTHER (EXPENSES) INCOME
Financial expenses, net	(115,258)	(84,272)
Other (expenses) income, net	(40,480)	42,004

Total Other (Expenses) Income	(155,738)	(42,268)

INCOME (LOSS) BEFORE INCOME TAXES	(108,063)	592,241

Income tax expenses	(79,694)	(165,221)

NET INCOME (LOSS) BEFORE EXTRAORDINARY INCOME	(187,757)	427,020

Extraordinary income, net of tax (Note 6)	4,681,838	--

Income before minority interest	4,494,081	427,020

Minority interest income	(41,417)	(23,110)

NET INCOME	$4,452,664	$403,910

Net income (loss ) per share from continuing operations - basic
and diluted	(0.02)	0.01
Net extraordinary income per share - basic and diluted	0.16	-

Net income per share - basic and diluted	$0.14	$0.01

Weighted average number of shares outstanding - basic and diluted	28,886,324	28,793,108

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,452,664	$403,910
Less - extraordinary income, net of tax	(4,681,838)	-

	(229,174)	403,910

Adjustments to reconcile net income to net cash provided by operating activities:
Items not effecting cash:
Depreciation and amortization	140,634	119,048
Gain from sale of property, plant and equipment	(9,702)	(14,419)
Provision for doubtful accounts	13,566	16,436
Deferred taxes	24,857	(5,982)
Net unrealized loss (gain) on trading securities	50,207	(27,454)
Minority interest in income of subsidiary	41,417	23,110
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	930,868	(537,735)
(Increase) decrease in other assets	(225,260)	511,629
Increase in inventories	(792,069)	(1,431,923)
Decrease (increase) in trading securities	780,448	(8,257)
Decrease (increase) in related parties accounts	39,601	(114,666)
Decrease (increase) in funds in respect of employee rights upon retirement	7,649	(17,899)
Increase in accounts payable	437,736	1,578,980
Increase (decrease) in other liabilities	116,924	(89,475)
Increase (decrease) in liability for employee rights upon retirement	64,821	(2,736)

Net cash provided by Operating Activities	1,392,523	402,567
Extraordinary cash flows	2,691,838	-

	4,084,361	402,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in term bank deposit	(965,233)	-
Purchases of property, plant and equipment	(104,071)	(94,779)
Proceeds from sale of property, plant and equipment	21,582	26,168

Net cash used in Investing Activities	(1,047,722)	(68,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(189,949)	(27,609)
Proceeds from long-term debt	46,871	-
Repayment of long-term debt	(135,986)	(218,937)

Net cash used in Financing Activities	(279,064)	(246,546)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	59,659	(21,284)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,817,234	66,126

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,120,054	1,670,912

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,937,288	$1,737,038

INTEREST PAID	$26,210	$66,887

TAXES PAID	$174,901	$79,794

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Pursuant to the agreement signed on February 28, 2005 to acquire the business of Rizzo Inc. (doing business as Owen Mills Company), On March 18, 2008 the Company issued 123,839 shares of common stock having a fair value of $40,000 at the date of issuance to the former shareholders of Rizzo Inc.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of March 31, 2008 and for the three month period then ended (the “Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2007.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three months period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2007 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The Interim Financial Statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Ltd., Mayotex, Ltd., Dragonwear Trading Ltd, Rizzo, Inc. (Owen Mills) and its 76% owned subsidiary Achidatex Nazareth Elite (1997) Ltd. for all periods presented (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

E.	Earnings per common share

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months ended March 31, 2008 and 2007 common stock equivalents to purchase 202,500 shares of common stock were not included in diluted loss per share because their effect is anti-dilutive.

F.	Fair value

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs, as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3	Unobservable inputs, such as discounted cash flow models or valuations.

Our trading securites are measured at fair value based on quoted market prices in actives markets for identical assets (Level 1). The effect of the first-time adoption of this statement had no material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement became applicable to the Company as of the year beginning January 1, 2008, and the Company did not elect to apply SFAS 159 to its financial assets and liabilities. Therefore the adoption of SFAS 159 has had no impact on the Company’s financial position and results of operations.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

As a result of our adoption of the FSP, the interim financial statements as of March 31, 2007 and for the three months period then ended, includes a cumulative-effect adjustment to the opening balance of retained earnings, liabilities and equity as follows:

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

H.	Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not expect the remaining elements of this Statement to have a material impact on the company’s financial condition, results of operations, cash flows when adopted.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 (“SFAS 161”), ” Disclosures about Derivative Instruments and Hedging Activities “. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 ” Accounting for Derivative Instruments and Hedging Activities “ and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact that SFAS 161 will have on the Company’s consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2	BANK DEPOSIT

Our bank deposit is a highly liquid investment with maturity date March 31, 2009.

NOTE 3	INVENTORIES

Consist of:

	March 31, 2008	December 31, 2007

Raw materials	$2,512,619	$2,036,470
Work in progress	1,033,249	994,580
Finished goods	1,251,847	667,828

	$4,797,715	$3,698,878

NOTE 4	SHORT – TERM DEBT

On January 17, 2008 the Company obtained short-term financing of $250,000 from a bank with interest at Libor + 2%. The debt is due November 17, 2008.

NOTE 5	SEGMENT INFORMATION AND CONCENTRATIONS

The Company has two strategic business segments: sales to the civilian market and the military market.

The military and the civilian markets are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical.

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the three months
ended March 31, 2008:

Net revenues from sales	$1,187,374	--	$1,326,062	$611,866	$3,125,302
Income (Loss) from operations	(36,906)	--	47,421	37,160	47,675

For the three months
ended March 31, 2007:

Net revenues from sales	$880,965	$423,919	$1,541,446	$1,068,242	$3,914,572
Income from operations	55,241	78,825	326,961	173,481	634,509

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

B.	Net Revenues From Sales By Geographic Areas :

	Three Months Ended March 31,
	2008	2007

South America	$44,987	$610,331
North America	373,896	447,023
Europe and Asia	272,597	85,087
Africa	187,603	--
Australia	--	349,720
Israel	2,246,219	2,422,411

Total Sales	$3,125,302	$3,914,572

C.	Net Revenues From Sales To A Single Customer Exceeding 10% of Sales:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007

Customer A (Military Local)	$1,113,116	$1,541,446
Customer B (Civilian Export)	--	423,919

NOTE 6	EXTRAORDINARY GAIN

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of the Company’s operations were located. The Company had owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, the Company moved its “light cut and sew” operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth. In August 2005, the Company evacuated its remaining operations and abandoned the buildings it owned and leased in the Erez Industrial Zone. In 2005, the Company recorded a receivable from the Israeli Government of $217,477 related to the direct cost to move and loss on abandoned properties.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

In 2006, the Company was notified that it would receive advance payments aggregating $523,000. The Company applied these payments against the receivables established in 2005 and recorded the excess payment of $240,658, net of 5% taxes withheld at source, as an extraordinary gain.

On February 18, 2008 Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. signed definitive agreements with SELA, a government agency, established pursuant to the Evacuation Compensation Law, for a compensation of approximately $6 million, net of the advanced payments of approximately $523,000 received by the Company during 2007. The net compensation payments, in the amount of $4,681,838 was recognized as an extraordinary gain, net of 5% related taxes and associated costs during the first quarter of 2008. As of March 31, 2008, the Company recorded a receivable from the Israeli Government of $1,990,000, included in current assets, related to amounts due and paid subsequent to the balance sheet date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 contained in our 2007 Annual Report on Form 10-KSB. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

        We believe that current international tensions, the war on terrorism, and the continuing conflict in Iraq are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

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

Material Trends

        Local Military Market. During 2007 and the first quarter of 2008, the demand for our products increased, mainly due to the increased orders by the Israeli Ministry of Defense since the war between Israel and the Hezbollah in Lebanon in July and August of 2006.

        In addition, as a result of the Israeli Government’s evacuation of the Gaza strip, the Israeli Defense Forces, or IDF, indicated that it will store its battlefield equipment for long periods in environments that will promote battlefield readiness and the capability of quick deployment. Further, as a result of the war between Israel and Hezbollah in Lebanon, many Israeli reserve forces were activated, and a large amount of stored equipment was removed from dry-storage compartments and mobilized. Since then our military business has grown as a result of increased demand for our dry storage systems products, bulletproof vests and other military gear. As of May 14, 2008, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $7.3 million, including orders of approximately $4.7 million that we received subsequent to March 31, 2008. In the three months ended March 31, 2008 and 2007, sales to the Israeli Ministry of Defense were $1,326,062 and $1,541,446, accounting for 42.4% and 39.4% of our sales, respectively.

        Export Military Market. Since 2003, we have increased our export efforts as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America and Europe and Australia. We believe that although these markets are inconsistent they are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

        The following table presents details of our export military sales during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Sales to South America	$44,987	$610,331
Sales to North America	106,679	23,104
Sales to Europe and Asia	272,597	85,087
Sales to Africa	187,603	---
Sales to Australia	---	349,720

Total Export Military Sales	$611,866	$1,068,242

        Export Civilian Market. This market segment is based on one major US customer for flexible agriculture storage products. During 2007 this customer started his own limited production line for the same products he used to procure from us. While we believe that we will receive orders from this customer in the future, we do not expect such orders to be in the same magnitude as they were in the past.

        Backlog. We had approximately $5.7 million of unfilled customer orders at March 31, 2008, out of which approximately $2.6 million was attributable to the Israeli Ministry of Defense, approximately $2.2 million was attributable to orders from civilian and military customers in Africa and Asia, approximately $700,000 was attributable to local civilian market, approximately $100,000 was attributable to orders from civilian and military customers in South America, and approximately $100,000 was attributable to orders from military customers in Europe.

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

        On February 18, 2008 our three subsidiaries, Export Erez, Mayotex and Achidatex signed definitive agreements with SELA a government agency established pursuant to the Evacuation Compensation Law, for compensation of approximately $6.0 million, net of the $523,000 we received in 2007. The net compensation payments after our payment of approximately $600,000 of expanses has been recognized as an extraordinary gain net of the 5% taxes payment on such payment. Our three subsidiaries have received their payments in March 2008 and in May 2008.

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

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

        Net Revenues. Net revenues for the three months ended March 31, 2008 decreased to $3,125,302 from $3,914,572 in the three months ended March 31,2007, a decrease of 20.1%. The decrease is mainly attributable to a decrease in our military export and the civilian export market segments.

        In the three months ended March 31, 2008, Export Erez accounted for $2,059,210 or 65.9%, of our revenues, Achidatex accounted for $798,875 or 25.6% of our revenues, and Owen Mills accounted for $267,217 or 8.5% of our revenues.

        The following table sets forth the breakdown of sales by segment for the three months ended March 31, 2008 and March 31, 2007.

	three months ended March 31,
	2008	2007

Local civilian market	$1,187,374	$880,965
Export civilian market	--	423,919
Local military market	1,326,062	1,541,446
Export military sales	611,866	1,068,242

Total	$3,125,302	$3,914,572

        Gross Profit. Gross profit for the three months ended March 31, 2008 was $743,144 compared to $1,288,167 for the three months ended March 31, 2007. This decrease in gross profit is primarily attributable to the decrease in revenues from sales and the decrease in production, resulting in a high level of fixed manufacturing expenses during the three months ended March 31, 2008 compared to the same period in 2007. In the three months ended March 31, 2008, Achidatex, Export Erez and Owen Mills accounted for 20.3%, 76.9%, and 2.8%, of our gross profit, respectively. In the three months ended March 31, 2007 Achidatex, Export Erez and Owen Mills accounted for 32.0%, 59.8%, and 8.2%, of our gross profit, respectively.

        Our gross profit margin for the three months ended March 31, 2008 declined to 23.8% compared to 32.9% for the three months ended March 31, 2007 primarily due to the decrease in revenues and production, resulting in a high level of fixed manufacturing expenses. Achidatex’s gross margin for the three months ended March 31, 2008 was 18.8% compared to 24.8% for the three months ended March 31, 2007. Export Erez’s gross margin for the three months ended March 31, 2008 was 27.8% compared to 30.4% for the three months ended March 31, 2007. Owen Mills’ gross margin was 7.8% compared to 26.1% for the three months ended March 31, 2008.

        Selling Expenses. Selling expenses for the three months ended March 31, 2008 decreased by 34.4% to $157,144 from $239,765 for the three months ended March 31, 2007. The decrease in our selling expenses was attributable primarily to the decrease in export sales and commissions paid on export sales. Achidatex’s selling expenses for the three months ended March 31, 2008 were $62,514 compared to $76,364 for the three months ended March 31, 2007. Export Erez’s selling expenses for the three months ended March 31, 2008 were $91,803 compared to $156,458 for the three months ended March 31, 2007. Owen Mills selling expenses for the three months ended March 31, 2008 were $2,827 compared to $6,943 for the three months ended March 31, 2007.

        General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 increased by 30.1% to $538,325 from $413,893 for the three months ended March 31, 2007, primarily due to an increase in our provision for doubtful accounts receivable and compliance with the requirements of Sarbanes-Oxley Act of 2002.

        Financial Expenses. Our net financial expenses increased to $115,258 for the three months ended March 31, 2008 from $84,272 for the three months ended March 31, 2007 mainly due to two reasons. The increase is partially due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $112,778 for the three months ended March 31, 2008 comparable to a loss of $50,567 for the three months ended March 31, 2007. This was partially offset by a decrease in interest expense of $2,481 for the three months ended March 31, 2008 compared to interest expense of $33,705 for the three months ended March 31, 2007. The decrease in our interest expenses was attributable to reduction in short-term obligations, interest income on bank deposits and reduced interest rates.

        Other Expense (Income), Net. We had other expense, net for the three months ended March 31, 2008 of $40,480 as compared to other income, net of $42,004 for the three months ended March 31, 2007. Our other expense in three months ended March 31, 2008 is mainly attributable to a loss of $50,207 derived from sales of tradable securities.

        Income Tax Expense. Our income tax expenses for the three months ended March 31, 2008 was $79,694 compared to income tax expenses of $165,221 for the three months ended March 31, 2007. The decrease in income tax expense was mainly due to the decrease in our operating results in the three months ended March 31, 2008. Achidatex’s income tax benefit for the three months ended March 31, 2008 was $15,941 compared to income tax expenses of $34,329 for the three months ended March 31, 2007. Export Erez’s income tax expenses for the three months ended March 31, 2008 was $95,635 compared to an income tax expense of $130,892 for the three months ended March 31, 2007.

        Extraordinary Income. For the three months ended March 31, 2008, we recognized and recorded an extraordinary income of $4,681,838, net of tax. This amount was received by our three subsidiaries, Export Erez, Mayotex and Achidatex, as a compensation by the Israeli Government with respect to the evacuation of the Gaza Industrial Zone.

        Minority Interest. For the three months ended March 31, 2008, we recognized and recorded minority share in our profit of $41,417 compared with the minority share in our loss of $23,110 for the three months ended March 31, 2007.

        Net Income. In the three months ended March 31, 2008 our consolidated net income was $4,452,664, compared to net income of $403,910 for the three months ended March 31, 2007. Achidatex’s net income for the three months ended March 31, 2008 was $235,671 compared to net income of $73,181 for the three months ended March 31, 2007. Export Erez’s net income for the three months ended March 31, 2008 was $4,278,965 compared to net income of $384,208 for the three months ended March 31, 2007. Owen Mills’ net loss for the three months ended March 31, 2008 was $80,290 compared to a net loss of $61,771 for the three months ended March 31, 2007. Defense Industries’ net income for the three months ended March 31, 2008 was $18,317 compared to net income of $69,446 for the three months ended March 31, 2007.

Liquidity and Capital Resources

        As of March 31, 2008, we had $3,937,288 in cash and cash equivalents, $2,347,054 in trading securities and working capital of $11,762,977 as compared to $1,120,054 in cash and cash equivalents, $2,951,604 in trading securities and working capital of $6,649,604 at December 31, 2007. The improvement in our liquidity and capital resources is primarily attributable to the extraordinary income of $4,681,838, net of tax, that we recorded in the first quarter when our three subsidiaries, Export Erez, Mayotex and Achidatex, received compensation from the Israeli Government with respect to the evacuation of the Gaza Industrial Zone.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Three months ended
	March 31, 2008	March 31, 2007

Net cash provided by operating activities	$1,392,523	$402,567
Extraordinary cash flows	2,691,838	---
Net cash used in investing activities	1,047,722	68,611
Net cash used in by financing activities	279,064	246,546
Net increase in cash and cash equivalents	2,817,234	66,126
Cash and cash equivalents at beginning of period	1,120,054	1,670,912
Cash and cash equivalents at end of period	3,937,288	1,737,038

        Net cash provided by operating activities was $ 1,392,523 for the three months ended March 31, 2008 as compared to $402,567 provided by operating activities in the three months ended March 31, 2007. This was primarily attributable to net income of $4,452,664, an increase in accounts payable of $437,736, a decrease in trading securities of $780,448 and a decrease in accounts receivable of $930,868, offset by an extraordinary income of $4,4681,838, net of tax, an increase in inventories of $792,069 and an increase in other assets of $ 225,260.

        Net cash used in investing activities was $1,047,722 for the three months ended March 31, 2008 as compared to $68,611 in the three months March 31, 2007. During the three months ended March 31, 2008, $965,233 was attributed to an investment in term bank deposits and $82,489 (net of sales of fixed assets in the amount of $21,582), was used to purchase fixed assets. Of the $104,071 used to purchase fixed assets $11,332 was used by Achidatex, $89,830 was used by Export Erez and $2,909 was used by Owen Mills.

        Net cash used in financing activities was $279,064 for the three months ended March 31, 2008 as compared to $246,546 net cash provided from financing activities for the three months ended March 31, 2007. During the three months March 31, 2008, we repaid short-term debt of $189,949 and $135,986 of long-term debt and incurred further long-term debt of $46,871.

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

        On January 17, 2008 we obtained a short-term credit facility of $250,000 from Bank Leumi USA. The interest rate for such credit facility is Libor + 2%. The credit facility is due November 17, 2008.

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

        In the year ended December 31, 2007, the inflation rate in Israel was 2.9% and the NIS appreciated in relation to the U.S. dollar at a rate of 8.97%, from NIS 4.225 per $1 on December 31, 2006 to NIS 3.846 per $1 on December 31, 2007. In the three month period ended March 31, 2008, the inflation in Israel was 0.1% while the NIS appreciated in relation to the U.S. dollar at a rate of 7.2%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected. We will also be adversely affected if the U.S. dollar depreciates against the Euro, the currency used for many of our purchases of raw material.

        We did not enter into any foreign exchange contracts or hedging transactions in the three months ended March 31, 2008.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2008.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$1,145,497	$555,028	$509,515	$80,944	-
Estimated interest
payments on long-term debt
obligations	68,897	33,002	30,880	5,015	-

Operating lease obligations	747,766	447,892	266,610	33,264	-
Other long-term
liabilities reflected
on the Company's
balance sheet under
U.S. GAAP	-	-	-	-	-

Total	$1,962,160	$1,035,922	$807,005	$119,223	-

Critical Accounting Policies

A discussion of our critical accounting policies was provided in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2007. There were no significant changes to these policies in the first three months of 2008.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No.157 are effective as of the beginning of our 2008 fiscal year. We do not believe that the adoption of this statement will have a material impact on our financial condition.

        In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We do not expect the remaining elements of this Statement to have a material impact on our financial condition, results of operations, cash flows when adopted.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 4T.	Controls and Procedures

        Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of March 31, 2008, our chief executive officer and chief financial officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses discussed in our Form 10-KSB for the fiscal year ended December 31, 2007, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

Plan for Remediation of Material Weaknesses

        In response to the material weaknesses identified in our Form 10-KSB for the fiscal year ended December 31, 2007, our management plans to improve our control environment and to remedy the identified material weaknesses by adding qualified financial personnel and resources to implement, maintain and monitor the required internal controls over the financial reporting process. In addition we believe this will provide for reasonable and necessary separation of duties to allow for the compilation, review and analysis of complete financial reporting in a timely manner, and for the management to review key performance indicators regularly to identify and investigate significant variances by implementing a reporting package procedure.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings

        We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings.

        In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex filed claims for compensation pursuant to the Evacuation Compensation Law. In January 2007 we received advanced payments in the amounts of approximately $523,000.

        On February 18, 2008 our three subsidiaries, Export Erez, Mayotex and Achidatex signed definitive agreements with SELA, a government agency established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of the $523,000 we received in 2007. The net compensation payments after our payment of approximately $600,000 of expenses was recognized as an extraordinary gain net of the 5% taxes payment on such payment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

        On March 18, 2008, we issued 123,839 shares of common stock, having a fair value of $40,000 at February 28, 2008, to the former owner of Owen Mills. The shares were issued pursuant to the agreement we signed on February 28, 2005 to acquire the business of Owen Mills. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer