Form 10-Q/A
period 2008-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2008-05-16
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

EXPLANATORY NOTE

         This Amendment No. 1 is being filed to correct typographical errors in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008. The errors relate to net income (loss ) per share from continuing operations – basic and diluted and to net income per share – basic and diluted.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

NET REVENUES	$3,125,302	$3,914,572

COST OF SALES	2,382,158	2,626,405

GROSS PROFIT	743,144	1,288,167

OPERATING EXPENSES
Selling	157,144	239,765
General and administrative	538,325	413,893

Total Operating Expenses	695,469	653,658

INCOME FROM OPERATIONS	47,675	634,509

OTHER (EXPENSES) INCOME
Financial expenses, net	(115,258)	(84,272)
Other (expenses) income, net	(40,480)	42,004

Total Other (Expenses) Income	(155,738)	(42,268)

INCOME (LOSS) BEFORE INCOME TAXES	(108,063)	592,241

Income tax expenses	(79,694)	(165,221)

NET INCOME (LOSS) BEFORE EXTRAORDINARY INCOME	(187,757)	427,020

Extraordinary income, net of tax (Note 6)	4,681,838	--

Income before minority interest	4,494,081	427,020

Minority interest income	(41,417)	(23,110)

NET INCOME	$4,452,664	$403,910

Net income (loss ) per share from continuing operations - basic
and diluted	(0.01)	0.01
Net extraordinary income per share - basic and diluted	0.16	-

Net income per share - basic and diluted	$0.15	$0.01

Weighted average number of shares outstanding - basic and diluted	28,886,324	28,793,108

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

Dated: May 16, 2008	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer