Form 10-Q
period 2008-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2008-08-15
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchangez Act of 1934 for the quarterly period ended June 30, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐ No ☒

As of August 14, 2008 the issuer had 28,991,111 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	2

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2008 and June 30, 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,848,540	$1,120,054
Bank deposit	1,989,826	-
Accounts receivable, net of allowance for doubtful accounts
of $252,537 and $208,464, respectively	3,559,809	3,603,528
Accounts receivable - related parties	-	1,113
Inventories	6,036,347	3,698,878
Trading securities	4,444,926	2,951,604
Deferred taxes	161,352	165,902
Other current assets	408,049	219,330

Total Current Assets	18,448,849	11,760,409

PROPERTY, PLANT AND EQUIPMENT, NET	2,544,560	2,454,549

OTHER ASSETS
Funds in respect of employee rights upon retirement	849,095	751,609
Deferred taxes	45,229	36,365

Total Other Assets	894,324	787,974

TOTAL ASSETS	$21,887,733	$15,002,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2008	December 31, 2007
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$1,766,764	$1,670,029
Accounts payable - related parties	185,190	50,448
Short-term debt	1,279,924	1,264,793
Common stock to be issued	40,000	40,000
Deferred income	461,013	-
Other current liabilities	2,169,072	2,085,535

Total Current Liabilities	5,901,963	5,110,805

LONG-TERM LIABILITIES
Long-term portion of debt	522,095	618,676
Liability for employee rights upon retirement	930,805	734,652
Common stock to be issued	-	40,000

Total Long-Term Liabilities	1,452,900	1,393,328

TOTAL LIABILITIES	7,354,863	6,504,133

Minority interest	1,234,409	1,077,708

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares
authorized, 28,991,111 and 28,867,272 respectively,
issued and outstanding	2,899	2,886
Additional paid-in capital	2,804,315	2,764,328
Retained earnings	8,812,820	4,165,069
Accumulated other comprehensive gain	1,678,427	488,808

Total Shareholders' Equity	13,298,461	7,421,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,887,733	$15,002,932

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

NET REVENUES	$4,477,086	$5,650,978	$7,602,388	$9,565,550

COST OF SALES	3,300,324	3,281,490	5,682,482	5,907,895

GROSS PROFIT	1,176,762	2,369,488	1,919,906	3,657,655

OPERATING EXPENSES
Selling	372,690	314,796	529,834	554,561
General and administrative	602,904	658,508	1,141,229	1,072,401

Total Operating Expenses	975,594	973,304	1,671,063	1,626,962

INCOME FROM OPERATIONS	201,168	1,396,184	248,843	2,030,693

OTHER INCOME (EXPENSE)
Financial income (expenses), net	(151,243)	36,203	(266,501)	(48,069)
Other income (expenses), net	(56,189)	35,580	(96,669)	77,584

Total Other Income (Expenses)	(207,432)	71,783	(363,170)	29,515

INCOME (LOSS) BEFORE INCOME TAXES	(6,264)	1,467,967	(114,327)	2,060,208

Income tax expenses	(9,310)	(720,494)	(89,004)	(885,715)

NET INCOME (LOSS) BEFORE EXTRAORDINARY INCOME	(15,574)	747,473	(203,331)	1,174,493

Extraordinary income, net of tax (Note 6)	228,703	-	4,910,541	-

Income before minority interest	213,129	747,473	4,707,210	1,174,493

Minority interest income	(18,042)	(99,157)	(59,459)	(122,267)

NET INCOME	$195,087	$648,316	$4,647,751	$1,052,226

Net income (loss) per share before extraordinary
income - basic and diluted	$-	$0.02	$(0.01)	$0.04

Net extraordinary income per share - basic and
diluted	0.01	-	0.17	-

Net income per share - basic and diluted	$0.01	$0.02	$0.16	$0.04

Weighted average number of shares outstanding -
basic and diluted	28,991,111	28,842,312	28,942,120	28,818,162

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,647,751	$1,052,226
Less - extraordinary income, net of tax	(4,910,541)	-

	(262,790)	1,052,226
Adjustments to reconcile net income to net cash provided by operating activities:
Items not effecting cash:
Depreciation and amortization	288,893	239,548
Gain from sale of property, plant and equipment	(9,980)	(19,537)
Provision for doubtful accounts	19,417	(12,853)
Deferred taxes	24,238	11,730
Net unrealized loss (gain) on trading securities	119,632	(39,233)
Minority interest in income of subsidiary	59,459	111,883
Gain from erosion of long-term loans	-	(8,037)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	511,218	(1,287,487)
(Increase) decrease in other assets	(152,008)	561,551
Increase in inventories	(1,731,460)	(1,087,646)
Increase in trading securities	(1,125,790)	(452,692)
Decrease in related parties accounts	119,823	-
Decrease (increase) in funds in respect of employee rights upon retirement	12,627	(28,767)
(Decrease) increase in accounts payable	(107,757)	1,269,816
Increase in deferred income	461,013	-
(Decrease) increase in other liabilities	(227,157)	456,702
Increase (decrease) in liability for employee rights upon retirement	83,547	(13,207)

Net cash (used in) provided by Operating Activities	(1,917,075)	753,997
Cash provided by extraordinary items	4,910,541	-

	2,993,466	753,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in term bank deposit	(1,891,633)	-
Purchases of property, plant and equipment	(125,682)	(292,762)
Proceeds from sale of property, plant and equipment	22,201	26,565

Net cash used in Investing Activities	(1,995,114)	(266,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in short-term debt, net	(69,361)	(502,155)
Proceeds from long-term debt	48,213	240,919
Repayment of long-term debt	(288,312)	(472,767)

Net cash used in Financing Activities	(309,460)	(734,003)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	39,594	9,451

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	728,486	(236,752)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,120,054	1,670,912

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,848,540	$1,434,160

INTEREST PAID	$50,863	$77,809

TAXES PAID	$46,980	$79,844

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Pursuant to the agreement signed on February 28, 2005 to acquire the business of Rizzo Inc. (doing business as Owen Mills Company), the Company issued 123,839 shares of common stock having a fair value of $40,000 on March 18, 2008 to the former shareholders of Rizzo Inc.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of June 30, 2008 and for the three and six month periods then ended (the “Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2007.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three and six months periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2007 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

E.	Earnings per common share

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and six month periods ended June 30, 2008 and 2007 common stock equivalents to purchase 202,500 shares of common stock were not included in diluted loss per share because their effect is anti-dilutive.

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

The Company's funds in respect to employees’ rights upon retirement are measured at fair value based upon unobservable inputs (Level 3).

The Company’s trading securities are measured at fair value based on quoted market prices in active markets for identical assets (Level 1). The effect of the first-time adoption of this statement had no material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement became effective for the Company as of the year beginning January 1, 2008, and the Company did not elect to apply SFAS 159 to its financial assets and liabilities. Therefore the adoption of SFAS 159 has had no impact on the Company’s financial position and results of operations.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

G.	Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)", (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not expect the remaining elements of this Statement to have a material impact on the company’s financial condition, results of operations, cash flows when adopted.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations,” a revision of the original “SFAS No. 141". This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces the original Statement 141, cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company is required to adopt the revised SFAS No. 141 on January 1, 2009. The Company is currently evaluating the potential impact of the revised SFAS No. 141 on the Company’s consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact that SFAS 161 will have on the Company’s consolidated financial statements.

H.	Comprehensive Income

	Three months ended June 30
	2008	2007

Net Income	$195,087	$648,316
Net change in cumulative translation adjustment	565,228	130,525
Net Comprehensive Income	$760,315	$778,841

	Six months ended June 30
	2008	2007

Net Income	$4,647,751	$1,052,226
Net change in cumulative translation adjustment	1,189,619	(103,510)
Net Comprehensive Income	$5,837,370	$948,716

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2	BANK DEPOSIT

        The Company’s bank deposit is a highly liquid investment with the maturity date of March 31, 2009.

NOTE 3	INVENTORIES

         Consist of:

	June 30, 2008	December 31, 2007

Raw materials	$3,624,538	$2,036,470
Work in progress	963,842	994,580
Finished goods	1,447,967	667,828

	$6,036,347	$3,698,878

NOTE 4	SHORT – TERM DEBT

On January 17, 2008, the Company obtained a short-term credit facility of $250,000 from Bank Leumi USA. The interest rate for such credit facility is Libor + 2%. The credit facility is due November 17, 2008. As of June 30, 2008, the credit facility was utilized in full.

On June 2, 2008 the Company obtained a short-term credit facility of $250,000 from Bank Leumi USA. The interest rate for such credit facility is Libor + 2%. The credit facility is due December 31, 2008. As of June 30, 2008, the credit facility had not been utilized.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the six months
ended June 30, 2008:

Revenue from sales	$2,777,474	$-	$2,784,788	$2,040,126	$7,602,388

Income from operations	46,796	-	129,525	72,522	248,843

For the three months ended
June 30, 2008:

Revenue from sales	$1,590,100	$-	$1,458,726	$1,428,260	$4,477,086

Income from operations	83,702	-	82,104	35,362	201,168

For the six months
ended June 30, 2007:

Revenue from sales	$1,680,165	$538,884	$4,991,271	$2,355,230	$9,565,550

Income from operations	223,302	112,188	1,211,831	483,372	2,030,693

For the three months ended
June 30, 2007:

Revenue from sales	$799,200	$114,965	$3,449,825	$1,286,988	$5,650,978

Income from operations	168,061	33,363	884,870	309,890	1,396,184

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

B.	Net Revenues From Sales By Geographic Areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

South America	$394,962	$451,629	$439,949	$1,061,960
North America	453,727	394,966	827,623	841,989
Europe and Asia	340,597	563,358	613,194	640,445
Africa	563,129	-	750,732	-
Australia	-	-	-	349,720
Israel	2,724,672	4,249,025	4,970,891	6,671,436

Total Sales	$4,477,086	$5,650,978	$7,602,388	$9,565,550

C.	Customer Exceeding 10% of Sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenues from sales Customer A (Military Local)	$1,458,726	$3,299,746	$2,784,788	$4,841,192

	June 30, 2008	December 31, 2007

Account Receivable Balance Customer A (Military Local)	$1,581,953	$2,021,433

NOTE 6	EXTRAORDINARY GAIN

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

In 2006, the Company was notified that it would receive advance payments aggregating $523,000. The Company applied these payments against the receivables established in 2005 and recorded the excess payment of $240,658, net of 5% taxes, as an extraordinary gain.

On February 18, 2008 Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. signed definitive agreements with SELA, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of 5% related taxes, receipt of the previous advance payment and the other associated costs. The Company received and recorded gain in the amount of $4,910,541 during the six months ended June 30, 2008. The change in the dollar amount from the amount reported in the first quarter resulted from the appreciation of the NIS against the U.S. dollar.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 2007 contained in our 2007 Annual Report on Form 10-KSB. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

        The following elements define our growth strategy:

—	Pursue strategic acquisitions. We intend to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

—	Expand Distribution Networks and Product Offerings. We expect to continue to strengthen our distribution network by expanding our range of branded law enforcement equipment through the acquisition of and by investing in development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Material Trends

        Local Military Market. After the war between Israel and the Hezbollah in Lebanon in July and August of 2006, increased orders by the Israeli Ministry of Defense increased the demand for our products in this market. During the first six months of 2008 the demand for our products decreased compared to the same period of 2007, but was significantly higher than in 2006. We believe that the demand for our products from the Israeli Ministry of Defense will remain stable at the current levels in the remainder of 2008 and for the beginning of 2009.

        As of August 11, 2008, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $4.3 million, including orders of approximately $1.6 million that we received subsequent to June 30, 2008. In the six months ended June 30, 2008 and 2007, sales to the Israeli Ministry of Defense were $2.8 million and $4.8 million, accounting for 36.6% and 50.6% of our sales, respectively.

        Export Military Market. Our customers in this market are military and law enforcement organizations mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets.

        Since 2003, we have increased our export efforts as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in North America, South America, Asia and Europe, and to extend our presence to new export markets in Australia and Africa. We believe that although the demand for our products from these markets are inconsistent, they are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

        Since January 2008, we have experienced an increased demand for armored vehicles, from central and south African countries. We believe that the armor car business is growing and will become even more significant for us by the end of 2008. The armor car business is characterized by higher gross margins than our traditional military products.

        The following table presents details of our export military sales during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales to South America	$394,962	$451,629	$439,949	$1,061,960
Sales to North America	129,572	280,000	236,251	303,105
Sales to Europe and Asia	340,597	555,359	613,194	640,445
Sales to Africa	563,129	-	750,732	-
Sales to Australia	-	-	-	349,720

Total Export Military Sales	$1,428,260	$1,286,988	$2,040,126	$2,355,230

        Export Civilian Market. In this market segment we have been dependent on one major U.S. customer for flexible agriculture storage products. During 2007, this customer started its own limited production line for the same products that it previously purchased from us. As of now we do not expect to receive significant orders from this customer in the foreseeable future.

        Local Civilian Market. Our product range to the civilian market is diversified. In 2007 and 2006, our local market business grew moderately as a result of the improvement in the economic situation in Israel. We expect this market to continue to grow in 2008.

        Backlog. We had approximately $4.4 million of unfilled customer orders at June 30, 2008, compared to $7.0 million of unfilled customer orders at June 30, 2007. As of June 30, 2008, our backlog included approximately $2.7 million that was attributable to orders from the Israeli Ministry of Defense, approximately $100,000 that was attributable to orders from civilian and military customers in Africa and Asia, approximately $870,000 that was attributable to orders from the local civilian market, and approximately $750,000 that was attributable to orders from civilian and military customers in South America. The decrease in our backlog is primarily the result of decrease in orders from the Israeli Ministry of Defense.

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

On February 18, 2008 Export Erez, Mayotex and Achidatex signed definitive agreements with SELA, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6.0 million, net of 5% related taxes, receipt of the previous advance payment and the other associated costs. The Company received and recorded gain in the amount of $4,910,541 during the six months ended June 30, 2008. The change in the dollar amount from the amount reported in the first quarter, resulted from the appreciation of the NIS against the U.S. dollar.

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

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

        Net Revenues. Net revenues for the three months ended June 30, 2008 decreased to $4,477,086 from $5,650,978 in the same period in 2007, a decrease of 20.7%. The decrease is primarily attributable to a decrease of approximately $2 million in our major market segment, the local military market, which was offset in part by an increase of $790,900 in our local civilian market and by a $141,272 increase in our export military sales. The decreased revenues in our local military market segment is attributable to a general decrease in demand from the Israeli Ministry of Defense.

        In the three months ended June 30, 2008, Achidatex, Export Erez and Owen Mills accounted for $972,549 or 21.7%, $3,180,382 million or 71.1%, and $324,155 or 7.2% of our revenues, respectively. In the three months ended June 30, 2007, Achidatex, Export Erez and Owen Mills accounted for $1,845,721 or 32.7%, $3,575,207 or 63.3%, and $230,050 or 4% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007

Local civilian market	$1,590,100	$799,200
Export civilian market	-	114,965
Local military market	1,458,726	3,449,825
Export military market	1,428,260	1,286,988

Total	$4,477,086	$5,650,978

        Gross profit. Gross profit for the three months ended June 30, 2008 was $1.2 million compared to $2.4 million for the same period in 2007. This decrease in gross profit is primarily attributable to the decrease in revenues, resulting in the increased absorption of fixed manufacturing expenses allocated to lower sales during the three months ended June 30, 2008 compared to the same period in 2007. In the three months ended June 30, 2008, Achidatex, Export Erez, and Owen Mills accounted for 45.0%, 46.0% and 9.0%, of our gross profit, respectively. In the three months ended June 30, 2007, Achidatex, Export Erez, and Owen Mills accounted for 33.9%, 61.6% and 4.5%, of our gross profit, respectively.

        Our gross profit margin for the three months ended June 30, 2008 declined to 26.3% compared to 41.9% for the three months ended June 30, 2007 primarily due to the decrease in revenues, resulting in a high level of fixed manufacturing expenses allocated to lower sales, and a change in our product mix to products having lower margins. Achidatex’s gross margin for the three months ended June 30, 2008 was 34.8% compared to 37.2% for the three months ended June 30, 2007. Export Erez’s gross margin for the three months ended June 30, 2008 was 17.2% compared to 39.6% for the three months ended June 30, 2007. Owen Mills’ gross margin for the three months ended June 30, 2008 was 33.5% compared to 19.4% for the three months ended June 30, 2007.

        Selling Expenses. Selling expenses for the three months ended June 30, 2008 increased to $372,690 from $314,796 for the same period in 2007. The increase in our selling expenses was attributable to the increase in the export sales and to higher commission paid on these sales. Achidatex’s selling expenses for the three months ended June 30, 2008 were $96,551 compared to $32,271 for the three months ended June 30, 2007. Export Erez’s selling expenses for the three months ended June 30, 2008 were $270,695 compared to $280,999 for the three months ended June 30, 2007. Owen Mills’ selling expenses for the three months ended June 30, 2008 were $5,444 compared to $1,526 for the three months ended June 30, 2007.

        General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2008 decreased to $602,904 from $658,508 for the same period in 2007, mainly as a result of the decreased scope of our operations.

        Financial Expenses. We had financial expense, net of $151,243 for the three months ended June 30, 2008 as compared to financial income, net of $36,203 for the same period in 2007. The expense is primarily due to the change in the exchange rate of U.S. Dollar versus the NIS, which resulted in a loss of $134,483 for the three months ended June 30, 2008 and a gain of $82,743 for the same period in 2007.

        Other Income (Expenses), Net. We had other expense, net for the three months ended June 30, 2008 of $56,189 as compared to other income, net of $35,580 for the same period in 2007. Our other expense in 2007 is primarily attributable to loss from sales of highly liquid tradable securities managed by professional broker firms.

        Income Tax Expense. Our income tax expense for the three months ended June 30, 2008 was $9,310. Although we had a net loss from operating activities on a consolidated basis, Achidatex had taxable income for which tax expenses were provided, presented net of a tax benefit received by Export Erez. We did not record a tax benefit related to the loss incurred by our U.S. operation due to our deferred tax valuation allowance.

        Extraordinary Income. For the three months ended June 30, 2008, we recognized extraordinary income of $228,703, net of tax. We did not recognized any extraordinary income in the comparable 2007 period. This amount was received by Export Erez, Mayotex and Achidatex, as compensation from the Israeli Government pursuant to the Evacuation Compensation Law.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended June 30, 2008, we recorded minority interest’s in profits of $18,042 compared to minority interest’s in profits of $99,157 for the three months ended June 30, 2007.

        Net Income (Loss). In the three months ended June 30, 2008, we had consolidated net income of $195,087 compared to consolidated net income of $648,316 for the three months ended June 30, 2007. Achidatex’s net income for the three months ended June 30, 2008 was $161,647 compared to net income of $313,997 for the three months ended June 30, 2007. Export Erez’s net loss for the three months ended June 30, 2008 was $18,106 compared to net income of $407,067 for the three months ended June 30, 2007. Owen Mills’ net loss for the three months ended June 30, 2008 was $11,336 compared to a net loss of $971 for the three months ended June 30, 2007. Defense Industries’ net income for the three months ended June 30, 2008 was $62,882 compared to a net loss of $71,777 for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

        Net Revenues. Net revenues for the six months ended June 30, 2008 decreased to $7.6 million from $9.6 million in the same period in 2007, a decrease of 20.8%. The decrease is primarily attributable to a decrease of approximately $2.2 million in our local military market segment and the loss of our customer in the export civilian market which was offset in part by an increase of approximately $1.1 million in our local civilian market. The decreased revenues in our local military market segment is attributable to a general decrease in demand from the Israeli Ministry of Defense.

        The following table sets forth the breakdown of sales by segment for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007

Local civilian market	$2,777,473	$1,680,165
Export civilian market	-	538,884
Local military market	2,784,788	4,991,271
Export military market	2,040,127	2,355,230

Total	$7,602,388	$9,565,550

        Gross profit for the six months ended June 30, 2008 was $1.9 million compared to $3.7 million for the same period in 2008. This decrease in gross profit is principally attributable to the decrease in revenues resulting in the increased absorption of fixed manufacturing expenses allocated to lower sales, and a product mix with lower margins. In the six months ended June 30, 2008, Achidatex, Export Erez, and Owen Mills accounted for 35.4%, 57.8% and 6.8%, of our gross profit, respectively. In the six months ended June 30, 2007, Achidatex, Export Erez, and Owen Mills accounted for 33.3%, 62.6% and 4.1%, of our gross profit, respectively.

        Our gross profit margin for the six months ended June 30, 2008 declined to 25.3% compared to 38.3% for the six months ended June 30, 2007 primarily due to the decrease in revenues, resulting in a high level of fixed manufacturing expenses allocated to lower sales and a change in our product mix to products having lower margins. Achidatex’s gross margin for the six months ended June 30, 2008 was 25.2% compared to 31.8% for the six months ended June 30, 2007. Export Erez’s gross margin for the six months ended June 30, 2008 was 20.6% compared to 35.7% for the six months ended June 30, 2007. Owen Mills’ gross margin for the six months ended June 30, 2008 was 21.9% compared to 16.7% for the six months ended June 30, 2007.

        Selling Expenses. Selling expenses for the six months ended June 30, 2008 decreased to $529,834 from $554,561 for the same period in 2007. The decrease in our selling expenses was attributable to lower commissions paid on the export sales. Achidatex’s selling expenses for the six months ended June 30, 2008 were $159,065 compared to $108,634 for the six months ended June 30, 2007. Export Erez’s selling expenses for the six months ended June 30, 2008 were $362,498 compared to $437,458 for the six months ended June 30, 2007. Owen Mills’ selling expenses for the six months ended June 30, 2008 were $8,271 compared to $8,469 for the six months ended June 30, 2007.

        General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2008 increased to $1,141,229 from $1,072,401 for the same period in 2007, primarily due to an increase in our provisions to doubtful accounts receivables and costs associated with our compliance with the requirements of the Sarbanes-Oxley Act of 2002.

        Financial Expenses. We had financial expenses, net of $266,501 for the six months ended June 30, 2008 as compared to financial expenses, net of $48,069 for the same period in 2007. The increase is primarily due to the change in the U.S. Dollar exchange rate versus the NIS, which resulted in a expense of $261,540 for the six months ended June 30, 2008 and a gain of $32,176 for the six months ended June 30, 2007.

        Other Income (Expenses), Net. We had other expense, net for the six months ended June 30, 2008 of $96,669 as compared to other income, net of $77,584 for the same period in 2007. Our other expense in 2008 is attributable to loss from sales of tradable securities.

        Income Tax Expense. Our income tax expense for the six months ended June 30, 2008 was $89,004. Although we had a net loss from operating activities on a consolidated basis, Achidatex had taxable income for which tax expenses were provided, presented net of a tax benefit received by Export Erez. We did not record a tax benefit related to the loss incurred by our U.S. operation due to our deferred tax valuation allowance.

        Extraordinary Income. For the six months ended June 30, 2008, we recognized and recorded extraordinary income of $4,910,541, net of tax. This amount was received by our three subsidiaries, Export Erez, Mayotex and Achidatex, as compensation from the Israeli Government pursuant to the Evacuation Compensation Law.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the six months ended June 30, 2008, we recognized and recorded minority interest in profit of $59,459 compared to minority interest in profit of $122,267 for the six months ended June 30, 2007.

        Net Income. In the six months ended June 30, 2008, our consolidated net income was $4,647,751 million compared to net income of $1,052,226 for the six months ended June 30, 2007. Achidatex’s net income for the six months ended June 30, 2008 was $397,318 compared to net income of $387,17 for the six months ended June 30, 2007. Export Erez’s net income for the six months ended June 30, 2008 was $4,260,854 million compared to net income of $791,275 for the six months ended June 30, 2007. Owen Mills’ net loss for the six months ended June 30, 2008 was $91,626 compared to a net loss of $62,742 for the six months ended June 30, 2007. Defense Industries’ net income for the six months ended June 30, 2008 was $81,199 compared to net loss of $63,485 for the six months ended June 30, 2007.

Liquidity and Capital Resources

        As of June 30, 2008, we had $1.8 million in cash and cash equivalents, $4.4 million in trading securities, $2.0 million in bank deposits and working capital of $12.5 million as compared to $1.1 million in cash and cash equivalents, $2.9 million in trading securities and working capital of $6.7 million at December 31, 2007. The improvement in our liquidity and capital resources is primarily attributable to the extraordinary income of $4.9 million, net of tax, that we recorded during the six months ended June 30, 2008 when our three subsidiaries, Export Erez, Mayotex and Achidatex, received compensation from the Israeli Government with respect to the evacuation of the Gaza Industrial Zone.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Six months ended
	June 30, 2008	June 30, 2007

Net cash provided by (used in) operating activities	$(1,917,075)	$753,997
Cash provided by extraordinary items	4,910,541	-
Net cash used in investing activities	(1,995,114)	(266,197)
Net cash used in financing activities	(309,460)	(734,003)
Net increase (decrease) in cash and cash equivalents	728,486	(236,752)
Cash and cash equivalents at beginning of period	1,120,054	1,670,912
Cash and cash equivalents at end of period	1,848,540	1,434,160

        Net cash used in operating activities was $1.9 million for the six months ended June 30, 2008 as compared to net cash provided by operating activities of $753,997 for the same period in 2007. This was primarily attributable to net loss from operating activities of $262,790, an $1.7 million increase in inventories in order to support future sales, new product lines and also reflects the production of a significant amount of finished and semi finished products that were delivered at the beginning of the third quarter, increase in trading securities of $1.1 million, an increase in other current assets of $152,008, and decrease in accounts payable of $107,757 offset by a decrease in accounts receivable of $511,218, depreciation of $288,893 and an increase in deffered income of $461,013.

        Net cash used in investing activities was $2.0 million for the six months ended June 30, 2008 as compared to $266,197 in the six months ended June 30, 2007. During the six months ended June 30, 2008, purchases of fixed assets were $125,682 and $1.9 million comprises bank deposits compared to purchases of fixed assets of $292,762 during the six months ended June 30, 2007.

        Net cash used in financing activities was $309,460 for the six months ended June 30, 2008 as compared to $734,003 of net cash used in financing activities for the six months ended June 30, 2007. During the six months ended June 30, 2008, we decreased our short-term debt by $69,361 and we repaid $288,312 of long-term debt.

        Most of our large contracts, which are Israeli Governmental contracts, are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have strived to balance our accounts payable and accounts receivable.

        Subject to an unexpected growth in inventories as a result of future growth in sales, new product lines and a significant change in raw material prices, we intend to use our cash flow from operations for the acquisition of companies or equipment to expand our capabilities.

        We anticipate that our research and development expenses in 2008 will reflect an annualized spending of approximately $100,000 per year.

        On January 17, 2008 we obtained a short-term credit facility of $250,000 from Bank Leumi USA. The interest rate for such credit facility is Libor + 2%. The credit facility is due November 17, 2008. As of June 30, 2008 the credit facility was utilized in full. On June 2, 2008 we obtained a short-term credit facility of $250,000 from Bank Leumi USA. The interest rate for such credit facility is Libor + 2%. The credit facility is due December 31, 2008. As of June 30, 2008, the credit facility had not been utilized.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Foreign Currency Exchange Risk

        We develop products in Israel and sell them in Israel, North and South America, Asia, Africa and several European countries. Our sales in Israel are denominated in NIS while most of our export sales are denominated in U.S. dollars. In addition, our labor expenses are primarily paid in NIS while our expenses for raw materials are paid in U.S. dollars and Euros. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our foreign currency exposure is significant due to the depreciation of the U.S. dollar versus the NIS and the Euro. We expect it will continue to be significant, since a significant portion of the prices of our material purchases, as well as part of our sales are denominated in U.S. dollars.

        In the year ended December 31, 2007, the inflation rate in Israel was 2.9% and the NIS appreciated in relation to the U.S. dollar at a rate of 8.97%, from NIS 4.225 per $1 on December 31, 2006 to NIS 3.846 per $1 on December 31, 2007. In the six month period ended June 30, 2008, the inflation in Israel was 2.34% while the NIS appreciated in relation to the U.S. dollar at a rate of 12.84%. We will be adversely affected if the U.S. dollar, the standard currency used in our export sales, continues to depreciate against the Euro or the NIS, the currencies used for many of our purchases of raw material and labor costs.

        We did not enter into any foreign exchange contracts or hedging transactions in the six months ended June 30, 2008.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of June 30, 2008.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$1,053,931	$531,837	$463,232	$58,863	$-
Estimated interest
payments on long-term debt
obligations	75,529	35,981	33,732	5,816	-
Operating lease obligations	669,118	441,029	201,239	26,850	-

Total	$1,798,578	$1,008,847	$698,203	$91,529	$-

Critical Accounting Policies

A discussion of our critical accounting policies was provided in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2007. There were no significant changes to these policies in the first six months of 2008.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations,” a revision of the original “SFAS No. 141". This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces the original Statement 141, cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. We are required to adopt the revised SFAS No. 141 on January 1, 2009. We are currently evaluating the potential impact of the revised SFAS No. 141 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No. 51. This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also required expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. We are required to adopt SFAS No. 160 on January 1, 2009. We are currently evaluating the potential impact of this Statement on our consolidated financial statements.

        In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact that SFAS 161 will have on tour consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 4T.	Controls and Procedures

        Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of June 30, 2008, our chief executive officer and chief financial officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures were not effective as of June 30, 2008 for the same reasons indicated in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

Plan for Remediation of Material Weaknesses

        In response to the material weaknesses identified in our Form 10-KSB for the fiscal year ended December 31, 2007, our management plans to improve our control environment and to remedy the identified material weaknesses by adding qualified financial personnel and resources to implement, maintain and monitor the required internal controls over the financial reporting process. In addition, we believe this will provide for reasonable and necessary separation of duties to allow for the compilation, review and analysis of complete financial reporting in a timely manner, and for the management to review key performance indicators regularly to identify and investigate significant variances by implementing a reporting package procedure.

        In the fiscal quarter ended June 30, 2008, we relied on the support of outside financial service providers in connection with the preparation of our financial reports. In addition, we are currently in the process of hiring a qualified controller. In the next quarter we will start an upgrade program for our ERP system. Such upgrade will allow us to significantly improve our financial reporting process as well as the internal planning and our control over the financial reporting process.

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

Item 1A.	Risk Factors

        There have been no material changes to our “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: August 14, 2008	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer