Form 10-Q
period 2008-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2008-11-18
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8 Brisel Street
Industrial Zone Sderot,
Israel, 87711
(Address of Principal Executive Offices)

(011) 972-8-689-1611
(Registrant's Telephone Number, Including Area Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 18, 2008 the issuer had 28,991,111 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,434,148	$1,120,054
Bank deposit	3,012,511	-
Accounts receivable, net of allowance for doubtful accounts
of $325,707 and $208,464, respectively	3,132,140	3,603,528
Accounts receivable - related parties	-	1,113
Inventories	5,923,820	3,698,878
Trading securities	3,601,183	2,951,604
Deferred taxes	218,961	165,902
Other current assets	587,774	219,330

Total Current Assets	18,910,537	11,760,409

PROPERTY, PLANT AND EQUIPMENT, NET	2,495,879	2,454,549

OTHER ASSETS
Funds in respect of employee rights upon retirement	829,751	751,609
Deferred taxes	56,695	36,365

Total Other Assets	886,446	787,974

TOTAL ASSETS	$22,292,862	$15,002,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,960,873	$1,670,029
Accounts payable - related parties	273,730	50,448
Short-term debt	1,195,602	1,264,793
Common stock to be issued	40,000	40,000
Deferred income	196,650	-
Other current liabilities	2,505,983	2,085,535

Total Current Liabilities	6,172,838	5,110,805

LONG-TERM LIABILITIES
Long-term portion of debt	714,599	618,676
Liability for employee rights upon retirement	978,556	734,652
Common stock to be issued	-	40,000

Total Long-Term Liabilities	1,693,155	1,393,328

TOTAL LIABILITIES	7,865,993	6,504,133

Minority interest	1,193,936	1,077,708

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares
authorized, 28,991,111 and 28,867,272 respectively,
issued and outstanding	2,899	2,886
Additional paid-in capital	2,804,315	2,764,328
Retained earnings	9,005,090	4,165,069
Accumulated other comprehensive gain	1,420,629	488,808

Total Shareholders' Equity	13,232,933	7,421,091

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,292,862	$15,002,932

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

NET REVENUES	$4,647,247	$4,646,045	$12,249,635	$14,211,595

COST OF SALES	3,674,417	3,484,838	9,356,899	9,392,733

GROSS PROFIT	972,830	1,161,207	2,892,736	4,818,862

OPERATING EXPENSES
Selling	221,866	218,732	751,700	773,293
General and administrative	558,205	528,564	1,699,434	1,600,965

Total Operating Expenses	780,071	747,296	2,451,134	2,374,258

INCOME FROM OPERATIONS	192,759	413,911	441,602	2,444,604

OTHER INCOME (EXPENSE)
Financial income (expense), net	108,206	(128,027)	(158,295)	(176,096)
Other income (expense), net	(29,814)	(23,862)	(126,483)	53,722

Total Other Income (Expense)	78,392	(151,889)	(284,778)	(122,374)

INCOME BEFORE INCOME TAXES	271,151	262,022	156,824	2,322,230

Income tax expense	(121,752)	(72,117)	(210,756)	(957,832)

NET INCOME (LOSS) BEFORE EXTRAORDINARY INCOME	149,399	189,905	(53,932)	1,364,398

Extraordinary income, net of tax (Note 6)	19,524	-	4,930,065	-

Income before minority interest	168,923	189,905	4,876,133	1,364,398

Minority interest income	23,347	(6,404)	(36,112)	(128,671)

NET INCOME	$192,270	$183,501	$4,840,021	$1,235,727

Net income (loss) per share before extraordinary
income - basic and diluted	0.01	0.01	(0.01)	0.04

Net extraordinary income per share - basic and
diluted	0.01	-	0.16	-

Net income per share - basic and diluted	$0.02	$0.01	$0.15	$0.04

Weighted average number of shares outstanding -
basic and diluted	28,991,111	28,854,792	28,958,569	28,834,712

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,840,021	$1,235,727
Less - extraordinary income, net of tax	(4,930,065)	-

	(90,044)	1,235,727
Adjustments to reconcile net income to net cash provided by
operating activities:
Items not effecting cash:
Depreciation and amortization	438,403	361,858
Gain from sale of property, plant and equipment	(38,263)	(14,595)
Provision for doubtful accounts	94,761	(16,171)
Deferred taxes	(46,995)	(2,652)
Net unrealized gain on trading securities	(155,201)	(26,419)
Minority interest in income of subsidiary	36,112	156,973
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	788,140	(310,409)
Increase (decrease) in other assets	(335,136)	461,469
Increase in inventories	(1,739,992)	(872,705)
Increase (decrease) in trading securities	(430,742)	40,436
Decrease in related parties accounts	209,725	-
Increase (decrease) in funds in respect of employee rights upon retirement	14,834	(19,834)
Increase in accounts payable	107,786	1,171,330
Increase in deferred income	196,650	-
Increase in other liabilities	159,698	890,642
Increase (decrease) in liability for employee rights upon retirement	148,639	(10,046)

Net cash (used in) provided by Operating Activities	(641,625)	3,045,604
Cash provided by extraordinary items	4,930,065	-

	4,288,440	3,045,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in term bank deposit	(1,953,715)	-
Purchases of property, plant and equipment	(273,661)	(361,504)
Proceeds from sale of property, plant and equipment	58,434	26,463

Net cash used in Investing Activities	(2,168,942)	(335,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in short-term debt, net	(114,226)	(1,102,248)
Proceeds from long-term debt	375,747	263,634
Repayment of long-term debt	(435,548)	(630,009)

Net cash used in Financing Activities	(174,027)	(1,468,623)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH	(631,377)	28,420

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,314,094	1,270,360

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,120,054	1,670,912

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,434,148	$2,941,272

INTEREST PAID	$74,711	$89,338

TAXES PAID	$107,571	$117,673

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Pursuant to the agreement signed on February 28, 2005 to acquire the business of Rizzo Inc. (doing business as Owen Mills Company), the Company issued 123,839 shares of common stock having a fair value of $40,000 on March 18, 2008 to the former shareholders of Rizzo Inc.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of September 30, 2008 and for the three and nine month periods then ended (the “Interim Financial Statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2007.

C.	The preparation of the Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three and nine months periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The Interim Financial Statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2007 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

E.	Earnings per common share

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and nine month periods ended September 30, 2008 and 2007 common stock equivalents to purchase 202,500 shares of common stock were not included in diluted loss per share because their effect is anti-dilutive.

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

The Company funds in respect to employees’ rights upon retirement are measured at fair value based upon unobservable inputs (Level 3).

The Company’s trading securities and bank deposits are measured at fair value based on quoted market prices in actives markets for identical assets (Level 1).

The effect of the first-time adoption of this statement had no material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement became effective for the Company as of the year beginning January 1, 2008, and in accordance with SFAS 159, the Company decided not to apply SFAS 159 to its financial assets and liabilities. Therefore the adoption of SFAS 159 has had no impact on the Company’s financial position and results of operations.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

H.	Comprehensive Income

	Three months ended September 30
	2008	2007

Net Income	$192,270	$183,501
Net change in cumulative translation adjustment	(257,798)	214,565

Net Comprehensive (Loss) Income	$(65,528)	$398,066

	Three months ended September 30
	2008	2007

Net Income	$4,840,021	$1,235,727
Net change in cumulative translation adjustment	931,821	130,654

Net Comprehensive Income	$5,771,842	$1,366,381

NOTE 2	BANK DEPOSIT

The Company’s bank deposit is a highly liquid investment with the maturity date of March 31, 2009.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 3	INVENTORIES

Consist of:

	September 30, 2008	December 31, 2007

Raw materials	$3,106,700	$2,036,470
Work in progress	1,154,092	994,580
Finished goods	1,663,028	667,828

	$5,923,820	$3,698,878

NOTE 4	SHORT – TERM DEBT

On January 17, 2008 the Company obtained a short-term credit facility of $250,000 from Bank Leumi USA. The interest rate for such credit facility is Libor + 2%. The credit facility is due November 17, 2008. As of September 30, 2008, the credit facility was utilized in full.

On June 2, 2008 the Company obtained a short-term credit facility of $250,000 from Bank Leumi USA. The interest rate for such credit facility is Libor + 2%. The credit facility is due December 31, 2008. As of September 30, 2008 the credit facility had not been utilized.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the nine months
ended September 30, 2008:

Revenue from sales	$3,902,003	$-	$4,022,907	$4,324,725	$12,249,635
Income from operations	(18,962)	-	268,203	192,361	441,602

For the nine months
ended September 30, 2007:

Revenue from sales	$2,521,007	$538,884	$7,603,349	$3,548,355	$14,211,595
Income from operations	224,961	96,180	1,515,923	607,540	2,444,604

For the three months ended
September 30, 2008:

Revenue from sales	$1,124,531	$-	$1,238,119	$2,284,597	$4,647,247
Income from operations	(65,758)	-	138,678	119,839	192,759

For the three months ended
September 30, 2007:

Revenue from sales	$840,842	$-	$2,612,078	$1,193,125	$4,646,045
Income from operations	1,659	-	288,083	124,169	413,911

B.	Net Revenues From Sales By Geographic Areas :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

South America	$553,732	$68,112	$993,681	$1,130,073
North America	554,535	1,037,199	1,382,158	1,879,188
Europe and Asia	516,378	1,121,234	1,129,572	1,761,679
Africa	891,924	-	1,642,656	-
Australia	-	-	-	349,720
Israel	2,130,678	2,419,500	7,101,568	9,090,935

Total Sales	$4,647,247	$4,646,045	$12,249,635	$14,211,595

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

C.	Customer Exceeding 10% of Sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues from sales Customer A (Military Local)	$1,238,119	$2,436,669	$4,022,907	$7,277,861

	September 30, 2008	December 31, 2007

Account Receivable Balance Customer A (Military Local)	$1,125,822	$2,021,433

NOTE 6	EXTRAORDINARY GAIN

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

On February 18, 2008 Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. signed definitive agreements with SELA, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million. The net compensation payments, in the amount of $4,930,065 was recognized as an extraordinary gain, net of 5% related taxes, receipt of advance payments of $523,000 and associated costs during the nine months ended September 30, 2008. The change in the dollar amount from the amount reported in the first quarter resulted from the appreciation of the NIS against the U.S. dollar.

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

        While we believe that current international tensions, the war on terrorism, and the continuing conflict in Iraq are all likely to result in additional interest in our products, and that the demand for our products will continue to grow, the recent global economic turmoil and the instability in the financial markets may result in reduction in governmental spending for military and security budgets. We expect to address the growth indication by offering a comprehensive array of high quality branded security products that meet our customers’ increasingly complex security products requirements. We intend to enhance our position in the industry through additional strategic acquisitions that will broaden our portfolio of products.

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

Material Trends

        Local Military Market. After the war between Israel and the Hezbollah in Lebanon in July and August of 2006, increased orders from the Israeli Ministry of Defense increased the demand for our products in this market. We benefited from this trend for the reminder of 2006 and through 2007. During the first nine months of 2008 the demand for our products decreased compared to the same period of 2007, but was significantly higher than in 2006. We believe that the demand for our products from the Israeli Ministry of Defense will continue at the current levels for the remainder of 2008 and into the beginning of 2009.

        As of November 10, 2008, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $3.7 million, including orders of approximately $800,000 that we received subsequent to September 30, 2008. In the nine month periods ended September 30, 2008 and 2007, sales to the Israeli Ministry of Defense were $4.0 million and $7.3million, accounting for 32.8% and 51.4% of our sales, respectively.

        Export Military Market. Our customers in this market are military and law enforcement organizations mostly in South America, North America, Africa and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets.

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

        Since January 2008, we have experienced an increased demand for armored vehicles, from central and south African countries. We believe that the armor car business is growing and will become even more significant for us in the near future. The armor car business is characterized by higher gross margins than our traditional military products.

        The following table presents details of our export military sales during the three and nine month period ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sales to South America	$553,732	$68,112	$993,681	$1,130,073
Sales to North America	322,565	549,215	558,816	852,320
Sales to Europe and Asia	516,378	575,797	1,129,572	1,216,242
Sales to Africa	891,924	-	1,642,656
Sales to Australia	-	-	-	349,720

Total Export Military Sales	$2,284,597	$1,193,125	$4,324,725	$3,548,355

        Export Civilian Market. In this market segment we have been dependent on one major U.S. customer for flexible agriculture storage products. During 2007, this customer started its own limited production line for the same products that it previously purchased from us. As of now we do not expect to receive significant orders from this customer in the foreseeable future.

        Local Civilian Market. Our product range to the civilian market is diversified. In 2007 and 2006, our local market business grew moderately as a result of the improvement in the economic situation in Israel. We expect this market to continue to grow in the remaining of 2008.

        Backlog. We had approximately $7.5million of unfilled customer orders at September 30, 2008, compared to $5.0 million of unfilled customer orders at September 30, 2007. As of September 30, 2008 our backlog included approximately $2.9 million of orders that were attributable to the Israeli Ministry of Defense, approximately $1.3 million of orders that were attributable to civilian and military customers in Africa and Asia, approximately $550,000 of orders that were attributable to the local civilian market, and approximately $2.3 million of orders that were attributable to civilian and military customers in South America.

        Current Economic Overview. We generate revenues from sales of our products to the civilian and military markets. Accordingly, our business is affected by economic conditions. The volatile economic conditions throughout 2008 have slowed-down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products. In addition, the turmoil in the financial markets may limit our ability to obtain financing in 2009. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets including investments, may be adversely affected if economic conditions deteriorate or continue to be volatile. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The turmoil in the financial markets may limit our ability to obtain financing for our working capital requirements.

        Exchange rate fluctuation. Exchange rate fluctuation affects our financial results in several ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S.dollar and the NIS. Accordingly, devaluation of the U.S. dollar against the NIS is reflected as a comprehensive income in our consolidated statement.

        In addition, we develop products in Israel and sell them in Israel, North and South America, Asia, Africa and several European countries. Our sales in Israel are denominated in NIS, while most of our export sales are denominated in U.S. dollars. Under U.S. GAAP we report all of our sales in U.S. dollars. Accordingly, appreciation of the U.S. dollar against the NIS reduces our reported sales while the devaluation of the U.S. dollar against the NIS increases our reported sales.

        Our cost of sales and operating expenses are affected in the same manner.  Most of our purchases of raw material are in U.S. dollars while most of our labor and other operating expenses are made in NIS, however, under U.S. GAAP we report our cost of sales and operating expenses in U.S. dollars. Accordingly, appreciation of the U.S. dollar against the NIS reduces our reported cost of sales and operating expenses while the devaluation of the U.S. dollar against the NIS increases our reported cost of sales and operating expenses.

        In the period ended September 30, 2008 the U.S. dollar depreciated against the NIS by approximately 11%, and our financial results were positively impacted. However, because exchange rates between the U.S. dollar and the NIS fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

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

        On February 18, 2008 Export Erez, Mayotex and Achidatex signed definitive agreements with SELA, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6.0 million, net of 5% related taxes, receipt of the previous advance payment and the other associated costs. The Company received and recorded gain in the amount of $4.9 million during the nine months ended September 30, 2008. The change in the dollar amount from the amount reported in the first quarter, resulted from the appreciation of the NIS against the U.S. dollar.

Results of Operations

Key Indicators

        Our management views revenues, the sources of our revenues, gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations. While our management believes that demand for our products will continue to grow, our business is subject to a high degree of volatility because of the impact of geopolitical events, government budgeting, and competition.

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

        Net Revenues. Net revenues for the three months ended September 30, 2008 remained stable at $4.65 million the same as in the comparable period in 2007. In 2008, revenues from our civilian local market segment increased by approximately $284,000 and our military export market segment grew by approximately $1.1 million, which was offset by a decrease of approximately $1.4 million in our local military market. The increased revenues in our export military market segment is attributable to an increase in demand for our armored vehicles. Our local market sales were also positively effected by the devaluation of the U.S. dollar.

        In the three months ended September 30, 2008, Achidatex, Export Erez and Owen Mills accounted for $750,000 or 16.2%, $3.7 million or 78.8%, and $232,000 or 5% of our revenues, respectively. In the three months ended September 30, 2007, Achidatex, Export Erez and Owen Mills accounted for $1.3 million or 27.0%, $3.0 million or 64.5%, and $394,000 or 8.5% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007

Local civilian market	$1,125,000	$841,000
Export civilian market	-	-
Local military market	1,238,000	2,612,000
Export military market	2,284,000	1,193,000

Total	$4,647,000	$4,646,000

        Gross profit. Gross profit for the three months ended September 30, 2008 was approximately $973,000 compared to $1.2 million for the same period in 2007. This decrease in gross profit is primarily attributable to higher overhead expenses, higher labor costs as a result of currency fluctuation, and a significant sale that had a low profit margin. In the three months ended September 30, 2008, Achidatex, Export Erez, and Owen Mills accounted for 24.6%, 75.8% and (0.4)%, of our gross profit, respectively. In the three months ended September 30, 2007, Achidatex, Export Erez, and Owen Mills accounted for 29.7%, 71.0% and (0.7)%, of our gross profit, respectively.

        Our gross profit margin for the three months ended September 30, 2008 declined to 20.9% compared to 25.0% for the three months ended September 30, 2007 primarily due to higher overhead expenses, higher labor costs due to currency fluctuation and a significant sale that had a low profit margin. Achidatex’s gross margin for the three months ended September 30, 2008 was 10.6% compared to 18.4% for the three months ended September 30, 2007 primarily due to higher overhead expenses, higher labor costs due to currency fluctuation and a significant sale that had a low profit margin. Export Erez’s gross margin for the three months ended September 30, 2008 was 19.4% compared to 25.4% for the three months ended September 30, 2007 primarily due to higher overhead expenses, higher labor costs due to currency fluctuation and a significant sale that had a low profit margin. Owen Mills’ gross margin for the three months ended September 30, 2008 was (0.1)% compared to 16.8% for the three months ended September 30, 2007 primarily due to a decrease in orders, resulting in higher overhead expenses.

        Selling Expenses. Selling expenses for the three months ended September30, 2008 remain stable at $222,000, the same as in the comparable period in 2007. Achidatex’s selling expenses for the three months ended September 30, 2008 were $45,000 compared to $121,000 for the three months ended September 30, 2007, a result of lower percentage of sales made to the export military market. Export Erez’s selling expenses for the three months ended September 30, 2008 were $173,000 compared to $95,000 for the three months ended September 30, 2007 a result of a higher percentage of sales made to the export military market. Owen Mills’ selling expenses for the three months ended September 30, 2008 were $4,000 compared to $2,600 for the three months ended September 30, 2007.

        General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2008 increased slightly to $558,000 from $529,000 for the same period in 2007, mainly as a result of an increase in professional fees.

        Financial Income (Expense). We had financial income, net of $108,000 or the three months ended September 30, 2008 as compared to financial expense, net of $128,000 for the same period in 2007. The income is primarily due to the change in the exchange rate of U.S. Dollar versus the NIS, which resulted in a gain of $85,000 for the three months ended September 30, 2008 and a loss of $89,000 for the same period in 2007.

        Other Expense, Net. We had other expense, net for the three months ended September 30, 2008 of $30,000 as compared to other expense, net of $24,000 for the same period in 2007. Our other expense in 2008 is primarily attributable to losses from sales of highly liquid tradable securities managed by professional brokerage firms.

        Income Tax Expense. Our income tax expense for the three months ended September 30, 2008 was $122,000 as compared to an income tax expense of $72,117 for the comparable period in 2007. We did not record a tax benefit related to the loss incurred by our U.S. operation due to our deferred tax valuation allowance.

        Extraordinary Income. For the three months ended September 30, 2008, we recognized extraordinary income of $20,000 net of tax as a result of a reduction in professional expenses associated with the compensation received from the Israeli Government pursuant to the Evacuation Compensation Law. We did not recognized any extraordinary income in the comparable 2007 period.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the three months ended September 30, 2008, we recorded minority share in our subsidiary profit of $(23,000) compared to minority share in our subsidiary profit of $6,400 for the three months ended September 30, 2007.

        Net Income (Loss). In the three months ended September 30, 2008, we recorded consolidated net income of $192,000 compared to consolidated net income of $184,000 for the three months ended September 30, 2007. Achidatex’s net income for the three months ended September 30, 2008 was $31,000 compared to net income of $20,000 for the three months ended September 30, 2007. Export Erez’s net income for the three months ended September 30, 2008 was $251,000 compared to net income of $252,000 for the three months ended September 30, 2007. Owen Mills’ net loss for the three months ended September 30, 2008 was $137,000 compared to a net loss of $14,000 for the three months ended September 30, 2007. Defense Industries’ net income for the three months ended September 30, 2008 was $48,000 compared to a net income of $15,000 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

        Net Revenues. Net revenues for the nine months ended September 30, 2008 decreased to $12.2 million from $14.2 million in the same period in 2007, a decrease of 13.8%. The decrease is primarily attributable to a decrease of approximately $3.6 million in our local military market segment and the loss of our U.S.-based customer in the export civilian market, which was offset in part by the devaluation of the U.S. dollar, an increase of approximately $1.4 million in our local civilian market, and an increase of $800,000 in the export military market segment. The decreased revenues in our local military market segment is attributable to a general decrease in orders from the Israeli Ministry of Defense.

        In the nine months ended September 30, 2008, Achidatex, Export Erez and Owen Mills accounted for $2.5 million or 20.6%, $8.9 million or 72.7%, and $800,000 or 6.7% of our revenues, respectively. In the nine months ended September 30, 2007, Achidatex, Export Erez and Owen Mills accounted for $4.2 or 29.6%, $9.1 or 64.0%, and $900,000 or 6.4% of our revenues, respectively.

        The following table sets forth the breakdown of sales by segment for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September30,
	2008	2007

Local civilian market	$3,902,000	$2,521,000
Export civilian market	-	539,000
Local military market	4,023,000	7,603,000
Export military market	4,325,000	3,548,000

Total	$12,250,000	$14,211,000

        Gross profit for the nine months ended September 30, 2008 was $2.9 million compared to $4.8 million for the same period in 2008. This decrease in gross profit is principally attributable to the decrease in revenues, higher overhead expenses, higher labor costs due to currency fluctuation, and a large lower margin sale. In the nine months ended September 30, 2008, Achidatex, Export Erez, and Owen Mills accounted for 31.8%, 63.9% and 4.3%, of our gross profit, respectively. In the nine months ended September 30, 2007, Achidatex, Export Erez, and Owen Mills accounted for 32.4%, 64.7% and 2.9%, of our gross profit, respectively.

        Our gross profit margin for the nine months ended September 30, 2008 declined to 23.6% compared to 33.9% for the nine months ended September 30, 2007 primarily due to a decrease in revenues, higher overhead expenses, higher labor costs due to currency fluctuations and a significant sale that had a low profit margin. Achidatex’s gross margin for the nine months ended September 30, 2008 was 36.4% compared to 37.1% for the nine months ended September 30, 2007 primarily due to a decrease in revenues, higher overhead expenses, higher labor costs due to currency fluctuations and a significant sale that had a low profit margin. Export Erez’s gross margin for the nine months ended September 30, 2008 was 20.8% compared to 34.2% for the nine months ended September 30, 2007 primarily due to a decrease in revenues, higher overhead expenses, higher labor costs due to currency fluctuations and a significant sale that had a low profit margin. Owen Mills’ gross margin for the nine months ended September 30, 2008 was 15.2% compared to 15.6% for the nine months ended September 30, 2007 primarily due to decrease in orders, resulting in higher overhead expenses.

        Selling Expenses. Selling expenses for the nine months ended September 30, 2008 decreased to $752,000 from $773,000 for the same period in 2007. The decrease in our selling expenses was attributable to lower sales and lower commissions paid on the export sales. Achidatex’s selling expenses for the nine months ended September 30, 2008 were $204,000 compared to $229,000 for the nine months ended September 30, 2007. Export Erez’s selling expenses for the nine month periods ended September 30, 2007 and 2008 were $535,000. Owen Mills’ selling expenses for the nine months ended September30, 2008 were $13,000 compared to $3,500 for the nine months ended September 30, 2007 as a result of a decrease in sales.

        General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2008 increased to $1.7million from $1.6 million for the same period in 2007, primarily due to an increase in our provisions to doubtful accounts receivables and costs associated with our compliance with the requirements of the Sarbanes-Oxley Act of 2002.

        Financial Expenses. We had financial expenses, net of $158,000 for the nine months ended September 30, 2008 as compared to financial expenses, net of $176,000 for the same period in 2007. The decrease is primarily due to the change in income from deposits, which resulted in an increased income of $117,000, offset by the change in the U.S. Dollar exchange rate versus the NIS, which resulted in an increased expense of $101,000 for the nine months ended September 30, 2008 comparable to the nine months ended September 30, 2007.

        Other Income (Expense), Net. We had other expense, net for the nine months ended September 30, 2008 of $126,000 as compared to other income, net of $54,000 for the same period in 2007. Our other expense in 2008 is attributable to losses from sales of our tradable securities.

        Income Tax Expense. Our income tax expense for the nine months ended September 30, 2008 was $211,000 as compared to an income tax expense of $958,000 for the same period in 2007. We did not record a tax benefit related to the loss incurred by our U.S. operation due to our deferred tax valuation allowance.

        Extraordinary Income. For the nine months ended September 30, 2008, we recognized and recorded extraordinary income of $4,930,000, net of tax. This amount was received by our three Israeli subsidiaries, Export Erez, Mayotex and Achidatex, as compensation from the Israeli Government pursuant to the Evacuation Compensation Law.

        Minority Interest. Minority interest in the profits and losses of one of our consolidated subsidiaries represents the minority shareholders’ share of the profits or losses in such majority owned subsidiary. For the nine months ended September 30, 2008, we recognized and recorded our minority share in our subsidiary profit of $36,000 compared to minority share in our subsidiary profit of $129,000 for the nine months ended September 30, 2007.

        Net Income. In the nine months ended September 30, 2008, we recorded consolidated net income of $4.8 million compared to net income of $1.2 million for the nine months ended September 30, 2007. Achidatex’s net income for the nine months ended September 30, 2008 was $428,000 compared to net income of $407,000 for the nine months ended September 30, 2007. Export Erez’s net income for the nine months ended September 30, 2008 was $4,512,000 compared to net income of $1.0 million for the nine months ended September 30, 2007, due to our receipt of compensation from the Israeli Government pursuant to the Evacuation Compensation Law. Owen Mills’ net loss for the nine months ended September 30, 2008 was $229,000 compared to a net loss of $167,000 for the nine months ended September 30, 2007. Defense Industries’ net income for the nine months ended September 30, 2008 was $129,000 compared to net loss of $48,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

        As of September 30, 2008, we had $2.4 million in cash and cash equivalents, $3.6 million in trading securities, $3.0 million in bank deposits and working capital of $12.7 million as compared to $1.1 million in cash and cash equivalents, $2.9 million in trading securities and working capital of $6.6 million at December 31, 2007. The improvement in our liquidity and capital resources is primarily attributable to the extraordinary income of $4.9 million, net of tax, that we recorded during the nine months ended September 30, 2008, when our three Israeli subsidiaries, Export Erez, Mayotex and Achidatex, received compensation from the Israeli Government with respect to the evacuation of the Gaza Industrial Zone.

        The current economic climate and the uncertainty in the global financial markets resulting from the recent disruption in credit markets may affect our ability to raise additional funds in the future, if required. There can be no assurance that such additional financing will be available to us, or if available, will be on terms favorable to our company.

        On October 30, 2008, our Board of Directors authorized a stock repurchase program, which authorizes the use of up to $450,000 for the purchase of shares of common stock of our company over a period of six months. As of November 17, 2008 we did not purchase any shares.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30, 2008	September 30, 2007

Net cash (used in) provided by operating activities	$(641,625)	$3,045,604
Cash provided by extraordinary items	4,930,065	-
Net cash used in investing activities	(2,168,942)	(335,041)
Net cash used in financing activities	(174,027)	(1,468,623)
Net increase in cash and cash equivalents	1,314,094	1,270,360
Cash and cash equivalents at beginning of period	1,120,054	1,670,912
Cash and cash equivalents at end of period	2,434,148	2,941,272

        Net cash used in operating activities was $642,000 for the nine months ended September 30, 2008 as compared to net cash provided by operating activities of $3.0 million for the same period in 2007. This was primarily attributable to net loss from operating activities of $90,000, an $1.7 million increase in inventories in order to support future sales, new product lines and also reflects the production of a significant amount of finished and semi finished products that will be delivered during the fourth quarter, increase in trading securities of $431,000, an increase in other current assets of $335,000, offset by a decrease in accounts receivable of $788,000, increase in accounts payable of $108,000 depreciation of $438,000, deferred income of $197,000, an increase in other liabilities of $160,000, and decrease of related parties accounts of $210,000.

        Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2008 as compared to $335,000 in the nine months ended September 30, 2007. During the nine months ended September 30, 2008, purchases of fixed assets were $274,000 and $2.0 million comprises bank deposits compared to purchases of fixed assets of $362,000 during the nine months ended September 30, 2007.

        Net cash used in financing activities was $174,000 for the nine months ended September 30, 2008 as compared to $1.5 million of net cash used in financing activities for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we decreased our short-term debt by $114,000 and we repaid $436,000 of long-term debt.

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

        During the nine months ended September 30, 2008 we spent approximately $88,000 in research and development. We anticipate that our research and development expenses for the remainder of 2008 will reach approximately $25,000.

        On January 17, 2008 we obtained a short-term credit facility of $250,000 from Bank Leumi USA. The interest rate for such credit facility is Libor + 2%. The credit facility is due November 17, 2008. As of September 30, 2008 the credit facility was utilized in full. On November 6, 2008 we repaid the credit facility in full. On June 2, 2008 we obtained a short-term credit facility of $250,000 from Bank Leumi USA. The interest rate for such credit facility is Libor + 2%. The credit facility is due December 31, 2008. As of September 30, 2008, $100,000 of this credit facility was utilized.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Foreign Currency Exchange Risk

        We develop products in Israel and sell them in Israel, North and South America, Asia, Africa and several European countries. Our sales in Israel are denominated in NIS while most of our export sales are denominated in U.S. dollars. In addition, our labor expenses are primarily paid in NIS while our expenses for raw materials are paid in NIS U.S. dollars and Euros. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our foreign currency exposure is significant due to the depreciation of the U.S. dollar versus the NIS and the Euro. We expect our exposure will continue to be significant, since a significant portion of the prices of our material purchases, as well as part of our sales are denominated in U.S. dollars.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of September 30, 2008.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$1,220,081	$505,481	$564,969	$149,631	$-
Estimated interest
payments on long-term debt
obligations	61,004	25,274	28,248	7,482	-
Operating lease obligations	517,392	381,102	120,960	15,330	-

Total	$1,798,477	$911,857	$714,177	$172,443	$-

Critical Accounting Policies

        A discussion of our critical accounting policies was provided in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2007. There were no significant changes to these policies in the nine months ended September 30, 2008.

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

        Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of September 30, 2008, our chief executive officer and chief financial officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures were not effective as of September 30, 2008 for the same reasons indicated in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

        In the fiscal quarter ended September 30, 2008, we relied on the support of outside financial service providers in connection with the preparation of our financial reports. In addition, we are currently in the process of hiring a qualified controller. In the fiscal quarter ended September 30, 2008 we entered into a contract for the upgrade of our ERP system, beginning on the fourth quarter of 2008. Such upgrade will allow us to significantly improve our financial reporting process as well as the internal planning and our control over the financial reporting process.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings

        We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings.

Item 1A.	Risk Factors

        Our business may be negatively affected by the current global economic and credit crisis.

        The current economic climate and the uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

        There have been no other material changes to our “Risk Factors” set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Dated: November 18, 2008	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer