Form 10-K
period 2008-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2009-03-31
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number (011) 972-8-689-1611

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $0.0001 per share	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $2,124,147

The number of the registrant's common shares (par value $0.0001 per share) outstanding as of March 31, 2009 was 27,941,111shares.

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

        Our shares are traded on the Over the Counter Bulletin Board, or OTC Bulletin Board, under the symbol "DFNS.OB". As used in this annual report, the terms "we," "us" and "our" mean Defense Industries International, Inc. and its subsidiaries, unless otherwise indicated.

        We use Achidatex, Export Erez and Argo as trade names. All other trade names and trademarks appearing in this annual report are owned by their respective holders.

        Our consolidated financial statements appearing in this annual report are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. All references in this annual report to "dollars" or "$" are to U.S. dollars and all references in this annual report to "NIS" are to New Israeli Shekels.

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

Defense Industries International, Inc.
FORM 10-KSB
INDEX

iv

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factors section which appears in Item 1A.

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

Organization

        We are a holding company whose wholly owned subsidiaries include Export Erez USA, Inc., Rizzo Inc. (doing business as Owen Mills Company), Export Erez, Ltd., or Export Erez, Mayotex, Ltd., or Mayotex, Dragonwear Trading Ltd., or Dragonwear, and Achidatex Nazareth Elite (1977) Ltd., or Achidatex.

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

        In December 17, 2008, our Mayotex subsidiary entered into an Investment agreement, or the Sarino Agreement, with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd., together Sarino, to cooperate in the manufacture of optical grade germanium crystals and the sale of optical and infra-red night vision products utilizing the germanium crystals. Pursuant to the Sarino Agreement, Mayotex and Sarino incorporated Mayosar Technologies Ltd., or Mayosar, in which Mayotex holds 50.1% of the outstanding shares and Sarino holds the remaining 49.9% of the outstanding shares. Operations commenced in January 2009.

        Dragonwear was incorporated in Cyprus in October 2000 and is engaged in trading textile products.

        Achidatex was incorporated in Israel on August 2, 1977 as a limited liability company under the Israeli Companies Ordinance. Achidatex is a leading manufacturer of ballistic shields, long term storage systems, liquid logistic products, combat flak jackets, tents and other personal military and civilian protective equipment and supplies. Export Erez USA, Inc. acquired 76% of the outstanding shares of Achidatex in June 2001, from Mr. Avraham Hatzor, Mr. Freddy Davidovitz and Mr. Shmuel Davidovitz. On December 31, 2008, we entered into a stock purchase agreement with Achidatex and Messrs. Hatzor and Freddy and Shmuel Daviedowitz, pursuant to which we purchased from them an aggregate of 1,050,000 shares of our common stock, 3.62% of our stock, at a price per share of $0.24. In addition, we purchased from the Messrs. Hatzor and Freddy and Shmuel Daviedowitz, the remaining minority interest in Achidatex, in consideration for $948,000. As a result of this purchase we now own 100% of Achidatex.

        Rizzo Inc., is a California corporation doing business under the name Owen Mills Company. We acquired all of the outstanding shares of Rizzo Inc. in February 2005. Owen Mills specializes in military and industrial sewing of marine and ballistic fabric products. Owen Mills manufactures in the U.S. many products similar to our products. We believe that Owen Mills will begin to manufacture quick deployment tents in 2009.

Strategy

        We believe that current international tensions, the subsequent war on terrorism, and the continuing military conflicts are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

        We expect to address this growth by offering a comprehensive array of high quality branded security products that meet our customers' increasingly complex security products requirements. We intend to enhance our position in the industry through additional strategic acquisitions that will broaden our portfolio of products.

        The following elements define our growth strategy:

—	Pursue strategic acquisitions. In addition to our acquisition of Owen Mills and of the operations of Chemoplast, we intend to continue to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

—	Pursue new strategic opportunities. We believe that the demand for infra-red night-vision systems is growing and established Mayosar, a joint venture company, to enter into this business. Mayosar established Isorad IR Optics Ltd, a company that will manufacture germanium crystals for use in the production of infra-red night vision systems based on the know how and equipment it purchased from an Israeli governmental entity. Operations commenced in January 2009.

—	Expand Distribution Networks and Product Offerings. We expect to continue to strengthen our distribution network by expanding our range of branded law enforcement equipment through the acquisition of and by investing in development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

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

New Product Line

        On December 17, 2008, our Mayotex subsidiary entered into an investment agreement, or the Sarino Agreement, with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd., together Sarino, to cooperate in the manufacture of optical grade germanium crystals and the sale of optical and infra-red night vision products utilizing the germanium crystals. Pursuant to the Sarino Agreement, Mayotex and Sarino incorporated Mayosar Technologies Ltd., or Mayosar, in which Mayotex holds 50.1% of the outstanding shares and Sarino holds the remaining 49.9% of the outstanding shares.

        Mayotex agreed to provide a shareholder loan to Mayosar of up to $2 million, under a timetable to be determined by Mayosar’s board of directors, which is controlled by Mayotex. The loan will accrue interest at the rate of Libor + 2%. In addition, Mayotex agreed to pay Sarino Crystal Technologies Ltd. a fee of up to $1 million. Of such amount, $300,000 will be forgiven at the end of 24 months from the commencement of operations. In the event Mayosar reaches $10 million in sales during the 36 months following the commencement of operations, the remaining $700,000 will not have to be repaid.

        On December 21, 2008, Mayosar signed an agreement with Isorad Ltd., an Israeli governmental company, or Isorad, to purchase certain knowledge, know how, equipment and inventory and the activity of a factory that manufactures germanium crystals for lenses used in infra-red night vision system applications, or the Isorad Agreement.

        Mayosar incorporated a wholly owned subsidiary named Isorad Optronics Ltd. that later changed its name to Isorad IR Optics Ltd., or Isorad IR, to acquire the Isorad assets. Mayosar agreed to pay Isorad royalties of 3% of total sales with no deductions, except transportation costs and VAT, for a period of 15 years commencing January 1, 2009. The minimum royalty will be NIS 500,000 (approximately $122,000) per year for the period beginning January 1, 2009 and ending on completion of the transfer of all activity from Isorad’s facilities (no later than 18 months from January 1, 2009) and NIS 200,000 (approximately $48,800) per year or $50,000, whichever is greater, thereafter. Beginning January 1, 2009, and for a 24 month period, Isorad has the right to acquire 5% of the outstanding share capital of Isorad IR. In the event that such shares are issued to Isorad, Mayosar will issue an additional 539 of its shares to Mayotex, so that Mayotex will retain a 50.1% ownership interest in the entire operation. During the four year period commencing January 1, 2009, Mayosar has the option to purchase from Isorad this 5% interest of Isorad IR (if acquired by it) and the right to extinguish its royalty obligation to Isorad in consideration for $750,000 less all the royalties paid to Isorad by Mayosar. If the Israeli government does not approve the ownership of the Isorad IR shares by Isorad before December 31, 2009, Isorad will be paid $75,000 or NIS 300,000, whichever is greater, and the option to purchase the shares will terminate.

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

        On February 18, 2008 Export Erez, Mayotex and Achidatex signed definitive agreements with SELA, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6.0 million, net of 5% related taxes, receipt of the previous advance payment and the other associated costs. The Company received and recorded an extraordinary gain of $4.8 million during the year ended December 31, 2008.

        Our production facilities provide us with the capability of independently weaving, cutting, sewing, gluing, welding and assembling products and integrating systems. If workloads require, we use the services of sub-contractors, mainly for obtaining raw materials, sewing metal work, cloth coating work, dyeing and finishing, and digital printing.

        In connection with our production activities, we have established five principal departments: research and development, technical design, mechanics processing, product assembly and quality control.

Transportation and Distribution

        Our manufacturing plants are located in Israel and in the State of California. Israel’s marine transportation routes are well-developed and, accordingly, we have no logistic difficulty in distributing our products and in most cases our products reach their destination within two to three weeks, depending on the arrangements with the customer. Products for export are shipped mainly as Free on Board (F.O.B) shipping point, as per Incoterm standard. Consignments are sent by sea or air, depending on the nature of the order and the urgency of supply.

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

        Although industry statistics are difficult to quantify, we believe that the number of active police officers has increased significantly in the past few years. In 2008, there were more than 850,000 law enforcement personnel and over 20,000 law enforcement agencies in the United States. We expect that governmental reaction to terrorist attacks will increase the market for our products. The United States has established the Office of Homeland Security that is developing a homeland security infrastructure and is devoting significant resources to this effort.

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

        In the civilian market, we are aware of approximately twenty major companies manufacturing similar products worldwide. A number of major manufacturers with greater resources than ours compete in the same market. In 2008, we continued to increase our marketing efforts through distributors who concentrate on the civilian market.

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

        As a result of the continuing conflict in Iraq, and in other geographical regions there was a worldwide increase in demand since 2005 for the raw materials used in our products. The suppliers have increased their production and the market shortages that existed in recent years no longer exist. We anticipate that this trend will continue in 2009.

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

Customers

        We have a worldwide customer base, including in the United States, Israel, the Mediterranean, Europe, Latin America, South America, Africa and Asia. In 2008 and 2007, we sold approximately 45.1% and 36.2%, respectively, of our products to our international customers with the balance sold in Israel. The primary end users of our products can be divided into three main groups: (i) military defense and security forces, (ii) civilian defense customers and (iii) civilian customers.

        Military Defense and Security Forces. We provide this group with personal military and protective equipment such as body armor, bomb disposal suits, bullet proof vests and jackets, ballistic helmets and plates, battle pouch and combat harness units, backpacks, dry storage systems, liquid logistics systems, clothing, tents, vehicle covers and sleeping bags. These items must meet certain “human engineering” requirements to provide comfort as well as maximum protection, to prevent penetration by bullets and knives, and to protect from fire, collisions and other hazards. On January 14, 2007, Mayotex signed a “frame agreement” to serve as a non-exclusive manufacturer and marketing representative of a leading U.S. provider of armored buses, based on truck chassis. In mid-2008 this U.S.-based provider of armored buses sold its assets to a company with whom we are not doing business.

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

         The Israeli Ministry of Defense, accounted for 30.7% and 48.6% of our revenues for the years ended December 31, 2008 and 2007, respectively.

Backlog

        We had approximately $6.7 million of unfilled customer orders at December 31, 2008, as compared to approximately $3.2 million of unfilled customer orders at December 31, 2007. Our sales to the Israel military forces decreased from $9,706,945 for the year ended December 31, 2007 to $6,226,225 for the year ended December 31, 2008 as the Israeli Ministry of Defense, the Israeli police and other Israeli law enforcement and special security force organizations decreased their purchases from Israeli companies.

Patents and Trademarks

        Our subsidiary Achidatex holds several patents from various countries for our ballistic wall coverings, dry storage systems and mine protective shoes. The following patents are held by Achidatex:

—	U.S. patent No. 6,212,840 - Retrofit Blast Protection for walls and windows frames of a structure.

—	U.S. patent No. 5,309,684 - Multipurpose Dry Storage System.

—	German patent No. 94 11 142.1 correlated to the U.S. patent No. 5,309,684 - Multipurpose Dry Storage System.

—	U.S. patent application No. 10/098,344 - Minefield shoe.

—	German patent application No. 03005442.3 - Minefield shoe and methods for manufacture thereof.

—	U.S. trade name registration - "ergonatic - anatomic and ergonomic design" for bulletproof vests.

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

        In the years ended December 31, 2008 and 2007, we spent approximately $120,608 and $115,000, respectively, on research and development, which expenses have been charged to operations. We anticipate that our research and development expenses for 2009 will total approximately $140,000.

Environmental Laws

        We are unaware of any environmental laws that are applicable to us that will require us to spend any material amounts to achieve compliance.

Employees

        As of December 31, 2008, we had 161 full-time employees. We had 158 employees in Israel and 3 employees in the United States. We believe our relationship with our employees is good. Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppages.

Item 1A.	Risk Factors

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

        We are subject to extensive regulation by governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. For the years ended December 31, 2008 and 2007 the Israeli Ministry of Defense accounted for $5,585,355 and $9,367,382 of our sales, respectively. We are also subject to routine audits to assure our compliance with these requirements. In addition, a number of our employees are required to obtain specified levels of security classification. Our business may suffer if we or our employees are unable to obtain the security classifications that are needed to perform services contracted for the Israeli Ministry of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a government contractor of certain governments.

We have significant international operations and are therefore subject to additional financial and regulatory risks.

        While our principal executive offices are located in Israel, 45.1% of our sales in the year ended December 31, 2008, and 36.2% of our sales in the year ended December 31, 2007 were generated from exports. We are seeking to increase the level of our international business activity. Our overseas operations are subject to various risks, including; foreign import controls (which may be arbitrarily imposed and enforced and which could preclude sales to certain customers).

        One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally been international in scope. Countries in which we actively market include Turkey, Chile, Mexico, Guatemala, India, Peru, Georgia, Australia and Brazil. We, however, may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market.

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

        The current economic climate and the uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, reduced governmental and military budgets, or supplier or customer disruptions resulting from tighter credit markets.

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

        A significant portion of our revenues is derived from the sale of products to military markets. These revenues, on a consolidated basis, totaled approximately $13.4 million, or 73.9%, of our revenues for the year ended December 31, 2008 and $14.9 million, or 77.4%, of our revenues for the year ended December 31, 2007. The military budgets of a number of countries may be reduced in the future. Declines in government military budgets may result in reduced demand for our products, resulting in a reduction of our revenues and would adversely affect our business, results of operations and financial condition.

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

        A significant portion of our revenues is derived from a small number of customers. The Israeli Ministry of Defense accounted for 30.7% of our revenues for the year ended December 31, 2008. In the fiscal year ended December 31, 2007, the Israeli Ministry of Defense accounted for 48.6% of our revenues.

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

        We intend to grow through the acquisition of businesses and assets that will complement our current businesses. In December 2008, our Mayotex subsidiary entered into a joint venture agreement to cooperate in the manufacture of optical grade germanium crystals and the sale of infra-red night vision products utilizing the germanium crystals based on know-how and other assets acquired from a commercial entity of the Government of Israel. We may not be able to successfully operate or exploit this new business. Furthermore, we may have to divert our management’s attention and our financial and other resources from other areas of our business to this new business. We cannot be certain that we will be able to identify other attractive acquisition targets, obtain financing for acquisitions on satisfactory terms, or successfully acquire identified targets. Our inability to implement our acquisition strategy successfully may hinder the expansion of our business.

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

        Companies trading on the OTC Bulletin Board, such as our company, must be reporting companies under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We would also incur penalties under our agreement with the investors in our private placement, pursuant to which we are obligated to maintain our shares on the OTC Bulletin Board.

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

Dividends policy

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

        Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel’s international trade and lead to economic downturn. This, in turn, could have a material adverse effect on our operations and business. There has been an increase in unrest and terrorist activity in Israel, which began in September 2000 and which has continued with varying levels of severity through 2007. The future effect of this deterioration and violence on the Israeli economy and our operations is unclear. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 resulted in an escalation in violence among Israel, the Palestinian Authority and other groups. In July 2006, extensive hostilities began along Israel’s northern border with Lebanon and to a lesser extent in the Gaza Strip. In June 2007, there was an escalation in violence in the Gaza Strip resulting in Hamas effectively controlling the Gaza Strip. Our executive offices and one of our manufacturing and production facilities are located in the Industrial Area of Sderot, and another manufacturing and production facility of ours is located in the Industrial Area of Ashkelon. Since October 2000, Sderot, located 2 miles from the Gaza Strip, has been constantly subjected to rockets attacks from the Gaza Strip, which have caused deaths, injuries and significant damage to homes and property. Moreover, in March 2008, rockets fired from the Gaza Strip hit Ashkelon. At the end of December 2008, there was an increase in hostility between Israel and Hamas in the region of Gaza which lasted several weeks. Ongoing violence between Israel and the Palestinians as well as tension between Israel and the neighboring Syria and Lebanon may have a material adverse effect on our business, financial conditions and results of operations.

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

Item 1B.	Unresolved Staff Comments.

        None.

Item 2.	Properties.

        Our executive offices are located at 8 Brisel Street, Industrial Zone, Sderot. Our manufacturing, production and distribution facilities are scattered over several locations in Israel and in our location in the United States. The locations are:

        The production activities of our subsidiary, Achidatex, are located in a 6,000 square meter building in Nazareth Industrial Area is owned by an affiliated party. In 2005, following the decision of the Israeli Government to remove Israeli residents from the Erez Industrial Zone, we relocated the major production activities of our subsidiary Export Erez from Erez Industrial Area to this facility. The annual rental expense for this facility was $180,000 in 2007. The lease expired on December 31, 2007 and we entered into a new lease agreement, under which we agreed to pay monthly rent of $22,800 to be paid quarterly in NIS, in accordance with the current exchange rate, but in any event, an agreed upon exchange rate of no less then $1 = 3.95 NIS. The lease will expire on December 31, 2009. In 2008 our rent expense for this facility was $273,600.

        Achidatex leases approximately 300 square meters of office space for its executive offices in Petach-Tikva at an annual rental expense of NIS 110,310 ($30,746) in 2008. The lease will expire in April 2012.

        Mayotex leases 500 square meters of industrial space and additional 1,280 square meters of outdoor space in the Industrial Area of Ashkelon for its car armor installations. The annual rental expense for this space was $30,000 in 2008. The lease expired on June 30, 2008 and was renewed for an additional year under the same terms.

        Mayotex leases approximately 1,219 square meters of space in the Industrial Area of Sderot primarily for its cut and sew operations. The annual rental expense for this space was $58,512 in 2008. The lease expired on December 31, 2008 and was renewed for an additional year at an annual rental of $73,140.

        Mayotex leases approximately 1,740 square meters of industrial space in the Alon Tavor Industrial Zone near Afula, for the operations purchased from Chemoplast, at an annual rental expense of $83,650. The lease, which expires on March 31, 2009, is expected to be renewed. Under the lease, the annual rental expense in NIS increases by 2.5% annually and is linked to the Israeli CPI.

        Owen Mills leases approximately 9,000 square feet of space in Van Nuys, California for its operations. The lease expired on August 31, 2008 and was renewed on a month to month basis at a monthly rent of $4,950. The annual rental expense for this space was $65,340 in 2008.

        We believe that our facilities are adequate for our purposes and that all of the above mentioned properties are adequately covered by insurance.

Item 3.	Legal Proceedings.

        On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against our Achidatex subsidiary, its chief executive officer, Mr. Avraham Hazor, and our subsidiary Export Erez USA Inc. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, because Achidatex allegedly failed to register patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2,4 million). Contemporaneously with the filing of the claim, the plaintiff also filed a motion seeking an exemption from payment of the requisite court filing fee, and stated that he would withdraw the lawsuit if the motion is not granted. On March 12, 2009, Achidatex filed a request to respond to the motion and requested a 30 day extension to file its statement of defense. We believe that it is likely that the plaintiff’s motion for an exemption from payment of the court filing fee will be granted and that the lawsuit will therefore proceed. We believe that the plaintiff’s claim is unfounded and intend to vigorously defend against the claim. Due to the preliminary stage of the claim, we and our legal advisors cannot currently assess the outcome or possible adverse effect on our financial position or results of operations, however, we believe we have substantial legal arguments to oppose the allegations.

        In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex filed claims for compensation pursuant to the Evacuation Compensation Law. In January 2007 we received advanced payments in the amounts of approximately $523,000. On February 18, 2008 Export Erez, Mayotex and Achidatex signed definitive agreements with SELA, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6.0 million, net of 5% related taxes, receipt of the previous advance payment and the other associated costs. The Company received and recorded gain in the amount of $4.8 million during the year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to the shareholders for approval during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Market Information

        Our common stock is traded on the Over the Counter Bulletin Board under the symbol “DFNS.OB”. The table below contains the high and low bid closing prices of our common stock as reported on the OTCBB for the time periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Price Range
Fiscal Year Ended December 31, 2008	High	Low

First Quarter	$0.41	$0.26
Second Quarter	0.45	0.27
Third Quarter	0.33	0.21
Fourth Quarter	0.27	0.15

Fiscal Year Ended December 31, 2007	High	Low

First Quarter	$0.63	$0.31
Second Quarter	0.70	0.46
Third Quarter	0.67	0.55
Fourth Quarter	0.60	0.24

Shareholders

        OTC Transfer Agent, located at 231 E 2100 S, Salt Lake City, Utah is the registrar and transfer agent for our common stock. As of March 31, 2009, there were 27,941,111 shares of our common stock outstanding and we had 33 shareholders of record.

Dividends

        We have not declared or distributed dividends in the past and do not currently have a dividend distribution policy. Any future dividend policy will be determined by our Board of Directors, subject to the applicable law, and will be based upon conditions then existing, including our results of operations, financial condition, current and anticipated cash needs, contractual restrictions and other factors as the Board of Directors may deem relevant.

Compensation Plans

        We currently do not have any compensation plans under which our securities are authorized for issuance.

        We have an employment agreement with Mr. Baruch Tosh, our President, pursuant to which, Mr. Tosh is entitled to additional compensation of 1.5% of the growth in our revenues. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash. Mr. Tosh was not entitled to any additional compensation in 2008.

Sales of Unregistered Securities

        On February 28, 2005, we acquired all of the outstanding shares of Owen Mills, a company specializing in military and industrial sewing of marine and ballistic fabric products. Pursuant to the terms of the securities purchase agreement, we purchased all of the outstanding stock of Owen Mills in consideration for $200,000 and shares of our common stock having a value of $200,000, based on the average closing price per share of our common stock for the ten trading days preceding the issuance of such shares. Under the agreement the aggregate consideration of $400,000 was to be paid by us as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the we have paid $200,000 to the former shareholder of Owen Mills; (ii) $40,000 in the form of shares of our common stock payable shortly after the closing of the transaction; and (iii) $160,000 in the form of shares of our common stock to be issued in four installments beginning on the last business day in February 2006 and on the anniversary of such date for the following three years. In accordance with the agreement, we issued on April 27, 2005, April 3, 2006, May 1, 2007, and March 18, 2008, 36,463 shares, 123,077 shares, 74,074 shares and 123,839 shares of our common stock, respectively, each issuance having a fair market value of $40,000.

        On June 15, 2005, we executed a securities purchase agreement, with Gov Financial Holdings, Avshalom Hershcovich, Multi Concept Ltd. and Ruth Creative Business Ltd., all of which are accredited investors, for a $1.1 million private placement of our common stock, along with 627,500 warrants to purchase our common stock. Pursuant to this agreement we issued 1,833,334 shares of our common stock at $0.60 per share. The investors also received 365,000 warrants at an exercise price of $0.94 per share, which expired on June 30, 2007, and 182,500 warrants at an exercise price of $2.40 per share exercisable until June 30, 2010. The agreement also provided for the issuance by us of up to additional 1,368,191 shares of our common stock to the investors, a year after the closing, in the event of decrease in the share price. As a result of a decline in the share price on the due date below $0.35, we issued 1,368,191 shares according to the agreement. In addition, we agreed to issue 82,133 shares of our common stock, as well as 60,000 warrants at an exercise price of $0.94 per share, which expired on June 30, 2007, and 20,000 warrants at an exercise price of $2.40 per share exercisable until June 30, 2010, as finders’ fees. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. As part of the transaction, we filed a registration statement with the SEC for the purpose of registering for resale the common stock issued in the private placement and the shares underlying the warrants. Such Registration Statement was declared effective on December 9, 2005.

Purchase of Equity Securities By the Issuer and Affiliates

        On December 31, 2008, we entered into a stock purchase agreement with Achidatex and Messrs. Hatzor and Freddy and Shmuel Daviedowitz, pursuant to which we purchased from them an aggregate of 1,050,000 shares of our common stock, and the remaining minority interest in Achidatex in consideration for an aggregate purchase rise of $1.2 million. As a result of this purchase we now own 100% of Achidatex.

Item 6.	Selected Financial Data.

        Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        The following elements define our growth strategy:

—	Pursue strategic acquisitions. In addition to our acquisition of Owen Mills and of the operations of Chemoplast, we intend to continue to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

—	Pursue new strategic opportunities. We believe that the demand for infra-red night-vision systems is growing and established Mayosar Ltd., a joint venture company, to enter into this business. Mayosar established Isorad IR Optics Ltd, a company that will manufacture germanium crystals for use in the production of infra-red night-vision systems based on the know how and equipment it purchased from an Israeli governmental entity in January, 2009.

—	Expand Distribution Networks and Product Offerings. We expect to continue to strengthen our distribution network by expanding our range of branded law enforcement equipment through the acquisition of and by investing in development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Material Trends

        Local Military Market. During 2007, the demand for our products increased significantly, mainly due to the effect of the war between Israel and the Hezbollah in Lebanon, which took place in July and August of 2006. While our sales to the Local Military Market declined in 2008 compared to 2007,our sales to this market exceeded the levels reached prior to 2007, when our sales in this market began to grow significantly. In 2008, sales to the Israeli Ministry of Defense declined to $5,585,355 from $9,367,382 in 2007, accounting for 30.7% and 48.6% of our sales, respectively.

        In the second half of 2005, the Israeli Government evacuated the Gaza strip. As a result of the Israeli Government’s decisions and the evacuation, the Israeli Defense Forces, or IDF, indicated that it would slightly reduce its manpower and that its battlefield equipment will be stored for long periods in environments that will promote battlefield readiness and the capability of quick deployment. In addition, as a result of the war between Israel and the Hezbollah in Lebanon, which started in July 2006, many Israeli reserve forces were activated, and a large amount of stored equipment was removed from dry-storage compartments and mobilized. Since then and during the years 2007 and 2008 our military business has grown as a result of increased demand for our dry storage systems products, bulletproof vests and other military gear. As of March 25, 2009, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $2.7 million, including orders of approximately $900,000 that we received subsequent to December 31, 2008. We shipped approximately $1.7 million to the Israeli Ministry of Defense during the first quarter of 2009.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2008 and in 2007, we had sales of $2,242,477 and $1,511,891 in South America, sales of $651,453 and $1,654,375 in North America, sales of $1,533,500 and $1,691,835 in Europe, $2,771,583 and none in Africa, respectively. We also had sales of $349,720 in Australia in 2007.

        Since 2003, we have increased our export efforts as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America, Africa, Europe and Australia. We believe that these markets are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

        The following table presents details of our export military sales during the two years ended December 31, 2008:

	Year Ended December 31,
	2008	2007

Sales to South America	$2,242,477	$1,511,891
Sales to North America	651,453	1,654,375
Sales to Europe and Asia	1,533,500	1,691,835
Sales to Africa	2,771,583	-
Sales to Australia	-	349,720

Total Export Military Sales	$7,199,013	$5,207,821

        Local Civilian Market. Our product range to the civilian market is diversified. In 2007, our local market business grew as a result of the improvement of the economic situation in Israel. In 2008 our local market business remained at a level consistent with 2007. We expect a modest increase in this market in 2009 and in the future.

        Backlog. We had approximately $6.7 million of unfilled customer orders at December 31, 2008, out of which approximately $2.0 million was attributable to orders from military customers in South America, approximately $0.5 million was attributable to orders from civilian and military customers in Africa and Asia, approximately $0.4 million was attributable to local civilian market, approximately $0.3 million was attributable to the U.S. civilian market and approximately $3.5 million was attributable to the Israeli Ministry of Defense.

        Gross Profit Margins. Our pricing policy, although slightly different from one product to the other, is based on maintaining our existing overall gross margins. We do not expect a material change in our gross profit margins in the foreseeable in future.

        Current Economic Overview. We generate revenues from sales of our products to the civilian and military markets. Accordingly, our business is affected by economic conditions. The volatile economic conditions throughout 2008 have slowed-down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact the ability of our customers, including governmental entities, to make capital expenditures, thereby affecting their ability to purchase our products. In addition, the turmoil in the financial markets may limit our ability to obtain financing in 2009. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets including investments, may be adversely affected if economic conditions deteriorate or continue to be volatile. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The turmoil in the financial markets may limit our ability to obtain financing for our working capital requirements.

        Exchange rate fluctuation. Exchange rate fluctuation affects our financial results in several ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S. dollar and the NIS. Accordingly, devaluation of the U.S. dollar against the NIS is reflected as a comprehensive income in our consolidated statement.

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

        Our cost of sales and operating expenses are affected in the same manner.  Most of our purchases of raw material are made in U.S. dollars while most of our labor and other operating expenses are in NIS, however, under U.S. GAAP we report our cost of sales and operating expenses in U.S. dollars. Accordingly, appreciation of the U.S. dollar against the NIS reduces our reported cost of sales and operating expenses while the devaluation of the U.S. dollar against the NIS increases our reported cost of sales and operating expenses.

        In the year ended December 31, 2008 the U.S. dollar depreciated against the NIS by approximately 1.14%, and our financial results were positively impacted. However, because exchange rates between the U.S. dollar and the NIS fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

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

        In 2006, we were notified that we would receive advance payments in the aggregate amount of $523,000. We applied this payment against the receivable established in 2005 and recorded the excess payment of $240,658, net of taxes, as extraordinary gain. On February 18, 2008 our three subsidiaries, Export Erez, Mayotex and Achidatex signed definitive agreements with SELA Agency, a government agency established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of the $523,000 we received in 2007. In the year ended December 31, 2008, the net compensation payments after our payment of approximately $600,000 of expanses were recognized as an extraordinary gain net of the 5% taxes payment on such payment.

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

        Segments. During 2008 and 2007, we operated and managed two strategic business units: production for the civilian market and the military market. These operational segments are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. We do not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical (See Note 15(A) to our financial statements for segment information).

        Revenue Recognition. Revenues from sales of products are recognized upon shipment to customers. We provide a warranty on goods ranging from three to four years. Our policy to consider the establishment of a reserve for warranty expenses, based upon our historical experience. We did not establish a reserve at December 31, 2008 and December 31, 2007. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

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

        At December 31, 2008 and 2007, we held cash and cash equivalents, in the aggregate amount of $1,719,921 and $1,120,054, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these items.

        Trading Securities. We invest in mutual funds and common stock in Israel and in common stock in the United States. All trading securities as of December 31, 2008 and 2007 are carried at their fair market value based upon quoted market prices of those investments at year-end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income for the years ended December 31, 2008 and 2007.

        Accounts Receivable. Accounts receivable consist primarily of receivables from customers and institutions. We record a provision for doubtful accounts, when appropriate, to allow for any amounts which may be unrecoverable based upon an analysis of our prior collection experience, customer creditworthiness and current economic trends.

        Inventories. Inventories are valued at the lower of cost or market value. Inventories allowances are provided to cover risks arising from obsolete and slow-movies items, discontinued products and excess inventories according to revenue forecasts. As of December 31, 2008 and 2007, inventories allowances were $371,800 and $380,675, respectively.

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

        Accounting for Registration Payment Arrangements. As of January 1, 2007, we adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements, ” or FSP, which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. As a result of our adoption of the FSP, our financial statements includes a cumulative-effect adjustment to the opening balance of shareholders’ equity in the amount of $123,654 as of January 1, 2007.

Results of Operations

Key Indicators

        Our management views revenues, the sources of our revenues, gross profit margin and the level of inventory compared to revenues as the key performance indicators in assessing our company’s financial condition and results of operations. Our management believes that the decrease in our revenues is reflective primarily of the decrease in demand of the Israeli Ministry of Defense for our products. While our management believes that demand for our products is stable, our business is subject to a high degree of volatility because of the impact of geopolitical events and government budgeting.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

        Net Revenues and Gross Profit Margin. Net revenues for the year ended December 31, 2008 decreased to $18,170,508 from $19,262,928 in the year ended December 31, 2007, a decrease of 5.7%. The decrease is primarily attributable to a decrease of approximately $3.5 million in our sales to the local military market segment, a decrease of approximately $0.9 million in our sales to the export civilian market segment and the loss of our U.S. based customer in the export civilian market, which was offset in part by an increase of approximately $2.0 million in the export military market segment, an increase of approximately $1.2 million in the local civilian market segment and the devaluation of the U.S. dollar. The decreased revenues in our local military market segment is attributable to a general decrease in orders from the Israeli Ministry of Defense.

In the year ended December 31, 2008, Export Erez accounted for $12,982,395 or 71.4%, of our revenues, Achidatex accounted for $4,184,071 or 23.0% of our revenues and Owen Mills accounted for $1,004,042 or 5.6% of our revenues. In the year ended December 31, 2007, Export Erez accounted for $12,563,440 or 65.2%, of our revenues, Achidatex accounted for $5,522,757 or 28.7% of our revenues, and Owen Mills accounted for $1,176,731 or 6.1% of our revenues.

        The following table sets forth the breakdown of sales by segment for the years ended December 31, 2008 and December 31, 2007.

	Year Ended December 31,
	2008	2007

Sales to the local civilian market	$3,741,228	$2,453,886
Sales to export civilian market	1,004,042	1,894,276
Sales to the local military market	6,226,225	9,706,945
Sales to export military market	7,199,013	5,207,821

Total	$18,170,508	$19,262,928

        Gross Profit. Gross profit for the year ended December 31, 2008 was $4,076,633 compared to $6,205,152 for the year ended December 31, 2007. This decrease in gross profit in 2008 is primarily attributable to the decrease in revenues, higher overhead expenses, higher labor costs due to currency fluctuations, and a large lower margin sale. In the year ended December 31, 2008, Achidatex, Export Erez and Owen Mills accounted for 37.4%, 61.2%, and 1.4%, of our gross profit, respectively. In the year ended December 31, 2007, Achidatex, Export Erez and Owen Mills accounted for 31.3%, 66.5%, and 2.2%, of our gross profit, respectively.

        Our gross profit margin for the year ended December 31, 2008 was 22.4% compared to 32.2% for the year ended December 31, 2007. The decline is primarily attributable to the decrease in revenues, higher overhead expenses, higher labor costs due to currency fluctuations, and a large lower margin sale. Achidatex’s gross margin for the year ended December 31, 2008 was 20.1% compared to 25.6% for the year ended December 31, 2007 primarily due to a decrease in revenues. Export Erez’s gross margin for the year ended December 31, 2008 was 17.5% compared to 31.0% for the year ended December 31, 2007 primarily due to a decrease in revenues. Owen Mills’ gross margin was 5.5% for the year ended December 31, 2008 compared to 16.9% for the year ended December 31, 2007.

        Selling Expenses. Selling expenses for the year ended December 31, 2008 increased by 9% to $1,160,734 from $1,064,959 for the year ended December 31, 2007. The increase in our selling expenses was attributable primarily to an increase in export sales and commissions paid on export sales. Achidatex’s selling expenses for the year ended December 31, 2008 were $521,551 compared to $370,562 for the year ended December 31, 2007. Export Erez’s selling expenses for the year ended December 31, 2008 were $620,369 compared to $681,729 for the year ended December 31, 2007. Owen Mills selling expenses for the year ended December 31, 2008 were $18,814 compared to $12,668 for the year ended December 31, 2007.

        General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2008 increased by 4.7% to $2,201,027 from $2,102,060 for the year ended December 31, 2007, primarily due to an increase in our provision for doubtful accounts receivables and increased professional fees.

        Financial Expenses. Our net financial income increased to $228,676 for the year ended December 31, 2008 comparable to a financial expense of $269,000 for the year ended December 31, 2007 mainly due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in an income of $280,000 for the year ended December 31, 2008 comparable to a loss of $133,000 for the year ended December 31, 2007,

        Other Income (Expense), Net. We had other expense, net for the year ended December 31, 2008 of $129,713 as compared to other income, net of $39,125 for the year ended December 31, 2007. Our other expense in 2008 is attributable primarily to realized and unrealized losses on trading securities and losses due to changes in the fair market value of investments allocated to funds invested in respect of employee rights upon retirement.

        Income Tax Expense. Our income tax expense for the year ended December 31, 2008 was $127,004 as compared to an income tax expense of $1,264,281 for the year ended December 31, 2007. We did not record a tax benefit related to the loss incurred by our U.S. operation due to our deferred tax valuation allowance.

        Achidatex’s income tax expense for the year ended December 31, 2008 was $82,988 compared to income expense of $326,067 for the year ended December 31, 2007. Export Erez’s income tax expense for the year ended December 31, 2008 was $43,216 (including income of $273,103 from changes in our income tax estimate from a prior year) compared to an income tax expense of $937,414 for the year ended December 31, 2007. Income tax decreased substantially due to the decrease in our operating profit.

        Minority Interest. For the year ended December 31, 2008 we recognized and recorded minority share in our profit of $25,094 compared with the minority share in our profit of $122,685 for the year ended December 31, 2007.

        Net Income (Loss) Before Minority Interest and Extraordinary Income. Our consolidated net income before extraordinary income was $686,831 in the year ended December 31, 2008 compared to net income of $1,543,977 for the year ended December 31, 2007. Achidatex’s net income for the year ended December 31, 2008 was $44,452 compared to net income of $265,819 for the year ended December 31, 2007. Export Erez’s net income for the year ended December 31, 2008 was $909,395 compared to net income of $1,473,028 for the year ended December 31, 2007. Owen Mills’ net loss for the year ended December 31, 2008 was $295,346 compared to a net loss of $153,690 for the year ended December 31, 2007. Defense Industries’ net income for the year ended December 31, 2008 was $28,330 compared to a net loss of $286,550 for the year ended December 31, 2007.

        Extraordinary Income. In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex filed compensation claims for compensation pursuant to the Evacuation Compensation Law as a result of the evacuation of the Gaza Strip. In 2006, we were notified that we would receive advance payments aggregating $523,000 in respect of our claims. On February 18, 2008 our three subsidiaries signed definitive agreements with SELA Agency, a government agency established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of the $523,000 we previously received. We received the payments in 2008 and recognized a $4,827,280 extraordinary gain

Liquidity and Capital Resources

Cash Flows

	Years ended
	December 31, 2008	December 31, 2007

Net cash provided by operating activities	$5,538,714	$1,574,502
Net cash used in investing activities	(4,237,482)	(595,697)
Net cash used in financing activities	(417,118)	(1,547,711)
Net increase (decrease) in cash and cash equivalents	599,867	(550,858)
Cash and cash equivalents at beginning of year	1,120,054	1,670,912
Cash and cash equivalents at end of year	1,719,921	1,120,054

        As of December 31, 2008, we had $1,719,921 in cash and cash equivalents, $2,384,727 in trading securities and working capital of $10,088,528 as compared to $1,120,054 in cash and cash equivalents, $2,951,604 in trading securities and working capital of $6,649,604 at December 31, 2007.

        Net cash provided by operating activities was $5,538,714 for the year ended December 31, 2008 as compared to $1,574,502 provided by operating activities in the year ended December 31, 2007. This was primarily attributable to extraordinary income of $4,827,280, net income (less extraordinary income) of $661,737, a decrease in trading securities of $632,050,and depreciation and amortization of $580,255, offset by an increase in inventory of $1,701,140, and a decrease in other liabilities of $208,055.

        Net cash used in investing activities was $4,237,482 for the year ended December 31, 2008 as compared to $595,697 in the year ended December 31, 2007. During the year ended December 31, 2008, $237,482 (net of sales of fixed assets in the amount of $68,922), was used to purchase fixed assets. Of the $237,482 used to purchase fixed assets $105,586 was used by Achidatex, $128,987 was used by Export Erez and $2,909 was used by Owen Mills.

        Net cash used in financing activities was $417,118 for the year ended December 31, 2008 as compared to $1,547,711 net cash provided from financing activities for the year ended December 31, 2007. During the year ended December 31, 2008, we repaid short-term debt of $154,175 and $630,856 of long-term debt.

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

        We anticipate that our research and development expenses in 2009 will total approximately $140,000.

        We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of December 31, 2008.

Contractual Obligations		Payments due by Period
	Total	less than 1 year	2 - 3 years	4 - 5 years	more than 5 years

Long-term debt obligations	$907,248	$352,204	$450,802	$104,242	-
Estimated interest payments on long-term debt obligations	81,612	40,958	35,453	5,201
Operating lease obligations	419,622	351,941	58,012	9,669	-
Other long-term liabilities reflected on the Company's balance sheet under U.S. GAAP	-	-	-	-	-

Total	$1,408,482	$745,103	$544,267	$119,112	-

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

        In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact that SFAS 161 will have on our consolidated financial statements.

        In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”), which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132R-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP must be provided for fiscal years ending after December 15, 2009. For us, FSP FAS 132R-1 will be effective for the fiscal year ending January 30, 2010 and will result in additional disclosures related to the assets of defined benefit pension plans in notes to our consolidated financial statements.

Foreign Currency Exchange Risk

        We develop products in Israel and sell them in Israel, North and South America, Asia, Africa and several European countries. Our sales in Israel are denominated in NIS while most of our export sales are denominated in U.S. dollars. In addition, our labor expenses are primarily paid in NIS while our expenses for raw materials are paid primarily in U.S. dollars. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

        Our foreign currency exposure is significant due to the depreciation of the U.S. dollar versus the NIS. We expect our exposure will continue to be significant, since a significant portion of the prices of our raw material purchases, as well as part of our sales are denominated in U.S. dollars.

        In the year ended December 31, 2008, the inflation rate in Israel was 4.5% and the NIS appreciated in relation to the U.S. dollar at a rate of 1.14%, from NIS 3.846 per $1 on December 31, 2007 to NIS 3.802 per $1 on December 31, 2008. In the period ending in December 31, 2007 deflation in Israel was 2.8% while the NIS appreciated in relation to the U.S. dollar at a rate of 20.29%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

        We did not enter into any foreign exchange contracts in the year ended December 31, 2008.

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

Market Risk

        At December 31, 2008 and 2007, we held cash and cash equivalents, in the aggregate amount of $1,719,921 and $1,120,054, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these deposits.

        As of December 31, 2008 we held $2,384,727 of trading securities compared to $2,951,604 as of December 31, 2007. Such securities are subject to market risk, and in 2008 we recorded recognized and unrecognized losses of $92,836 with respect to our holdings due to the decline in teh stock market.

Interest Rate Risk

        We have variable rate loans that we borrow from Israeli banks which are based on the local Prime Rate. Each increase of 1% in the Prime Rate will increase our interest expense by $8,566.

Off-Balance Sheet Arrangements

        None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

        Not Applicable

Item 8.	Financial Statements.

        See Index to Consolidated Financial Statements on page F-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

        Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2008, our chief executive officer and chief financial officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

          Our management, with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Their assessment included an evaluation of the design of the our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on their assessment and those criteria, our chief executive officer and chief financial officer, concluded that our company maintained effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

         Management previously identified the following material weaknesses in our internal control over financial reporting: (i) A lack of sufficient personal and resources and an insufficient level of monitoring and oversight, restricts our ability to gather, analyze and report information relative to the financial statements in a timely manner; and (ii) the limited number of management and accounting personal makes it impracticable to achieve an optimum separation of duties. With the assistance of our new controller, our new production manager and significant improvement in our financial reporting software, we have remitted the previously reported material weaknesses in reported in our prior filings.

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

Item 9B.	Other Information.

        None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position Held

Joseph Postbinder	62	Chief Executive Officer and Chairman of the Board of Directors
Baruch Tosh	53	President
Meira Postbinder	62	Vice President of Finance, Secretary, Treasurer and Director
Dan Zarchin	61	Vice President of Marketing and International Business Development and Director
Tsippy Moldovan	52	Chief Financial Officer and Director
Motti Hassan	58	Director

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

Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the SSEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

        To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal 2008 all of our executive officers and directors subject to these reporting requirements filed the required reports on a timely basis. We believe that a 10% shareholder, Gov Financial Holdings Ltd., did not file Forms 3 and 4 in connection with their holdings and sales of our shares.

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

Item 11.	Executive Compensation

Summary Compensation

        The following table sets forth information concerning the total compensation during the last two fiscal years. As of December 31, 2008, no other executive officer was paid in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total

Joseph Postbinder -	2008	$73,240	-	-	-	-	-	$73,240
Chief Executive Officer
and Chairman of the
Board of Directors	2007	$46,451	-	-	-	-	-	$46,451

Baruch Tosh -	2008	$112,102	-	-	-	-	-	$112,102
President	2007	$104,549	$129,920	-	-	-	-	$221,906

        The aggregate value of all other perquisites and other personal benefits furnished in each of the last two years to each of these executive officers was less than $10,000 for the years ended December 31, 2008 and 2007.

Grants of Plan-Based Awards for 2008

        We did not award any stock options to our executive officers during the fiscal year ended December 31, 2008.

Long-Term Incentive Plans-Awards in Last Fiscal Year

        We do not currently have any long-term incentive plans.

Outstanding Equity Awards at Fiscal Year End

        We did not grant any equity awards to our executive officers during the fiscal year ended December 31, 2008.

Option exercises and stock vested table.

        None

Directors Compensation

        Our directors do not receive compensation for their services on our Board of Directors or any committee thereof. The following table sets for the compensation received by each of our Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)

Joseph Postbinder	-	-	-	-	-	$73,240	(1)	$73,240
Meira Postbinder	-	-	-	-	-	$15,560	(2)	$15,560
Dan Zarchin	-	-	-	-	-	$115,611	(3)	$115,611
Tsippy Moldovan	-	-	-	-	-	$36,507	(4)	$36,507

(1) Mr. Postbinder earned $73,240 in consideration for his employment as our Chief Executive Officer.

(2) Ms. Postbinder earned $15,560 in consideration for her employment as our vice president of finance, secretary and treasurer.

(3) Mr. Zarchin earned $115,611 in consideration for his consulting services to us.

(4) Ms. Moldovan earned $36,507 in consideration for her employment as our chief financial officer.

Employment Agreements

        We have an employment agreement with Mr. Baruch Tosh, our president; pursuant to which, Mr. Tosh is entitled to additional annual compensation of 1.5% of growth in our revenues. Mr. Tosh, at his option, may receive shares of common stock in lieu of cash. According to this compensation plan, Mr. Tosh was not entitled to any additional compensation in 2008. According to this compensation plan, Mr. Tosh was entitled to additional compensation of $129,921 for 2007, which he received in 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2009 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each named executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2008; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock (3)

Joseph Postbinder (4)	19,440,212	69.57%
Baruch Tosh	-	-
Meira Postbinder (4)	9,788	*
Dan Zarchin	-	-
Tsippy Moldovan	55,000	*
Motti Hassan	-	-
Gov Financial Holdings Ltd. (5)	1,992,922	7.13%
All officers and directors as a group (7 persons)	19,767,500	69.61%

*	Less than 1% percent

(1)	The addresses of Joseph Postbinder, Baruch Tosh, Meira Postbinder, Dan Zarchin, Tsippy Moldovan and Motti Hassan are c/o Defense Industries International, Inc., 8 Brisel Street, Industrial Zone Sderot, Israel.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3)	Based upon 27,941,111 shares of common stock outstanding.

(4)	Joseph Postbinder is the spouse of Meira Postbinder.

(5)	Includes 168,967 shares of common stock issuable upon the exercise of series B warrants.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Facility Leases

        Pursuant to a lease agreement effective since January 1, 2001, our subsidiary Achidatex leases an industrial building located in the Nazareth Industrial Zone, from a company owned by the former shareholders of Achidatex, Mr. Avraham Hatzor, Mr. Freddy Davidovitz, Mr. Shmuel Davidovitz and a company owned by Mr. Postbinder. Following the decision of the Israeli Government to evacuate Israeli residents and businesses from the Erez Industrial Zone, we relocated the major production activities of our subsidiary Export Erez from the Erez Industrial Area to this facility. The $273,600 rental expense in 2008 was allocated between the two subsidiaries. The lease will expire on December 31, 2009. According to the agreement 75% of the rental expenses for this facility will be allocated to Achidatex and 25% of the rental expenses will be allocated to Export Erez. The monthly rent of $22,800 to be paid quarterly, in NIS, in accordance with the current exchange rate, but in any event, an agreed upon exchange rate of no less then $1 = NIS 3.95

        Mayotex leases approximately 1,219 square meters of space in the Industrial Area of Sderot from Mr. Joseph Postbinder, our chief executive officer and chairman of the Board of Directors, primarily for its cut and sew operations. The annual rental expense for this space was $58,512 in 2008. The lease expired on December 31, 2008 and was renewed for an additional one-year term at an annual rental of $73,140.

Item 14.	Principal Accountant Fees and Services

        Fees to Principal Accountants

        The following table sets forth, for each of the years indicated, the fees incurred to our independent public accountants, Virchow, Krause & Company, LLP during 2008 and 2007 All of such fees were pre-approved by our Board of Directors.

	Year Ended December 31,
	2008	2007
Services Rendered	Fees	Fees

Audit (1)	$93,028	$55,610
Audit-related (2)	-	11,000
Tax fees (3)	45,000	-

Total	$138,028	$66,610

(1)	Audit services consist of work performed in connection with the audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as consents letters for SEC registration statements.

(2)	Audit related fees relate to fees paid to our previous principal accountant, Weinberg & Company, P.A. for their review and issuance of consent letters with respect to our SEC filings.

(3)	Tax fees relate to the completion of prior tax filings in the U.S.

Pre-Approval Policies and Procedures

        Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Virchow, Krause & Company, LLP. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. All services were pre-approved during 2008. Pre-approval may be given as part of the Board of Directors’ approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board of Directors’ members, but the decision must be presented to the Board of Directors at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

    (a)        The following documents are filed as a part of this Report:

     1.         Financial Statements.

See Index to Consolidated Financial Statements on page F-1

    2.        Financial Statements Schedules.

        No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

    3.        Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to the Certificate of Incorporation (2)

3.3	By-laws (3)

4.1	Securities Purchase Agreement dated June 15, 2005 (4)

4.2	Stockholders Agreement dated June 15, 2005 (5)

4.4	Form of Warrant A dated June 15, 2005 (4)

4.5	Form of Warrant B dated June 15, 2005 (4)

10.1	Translation of Employment Agreement with Baruch Tosh (5)

23.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3 to the Registrant’s Form 10-KSB for the year ended December 31, 2001.

(2)	Filed as Appendix C to the Registrant’s Filing on Schedule 14C, filed with the Commission on December 30, 2002.

(3)	Filed as Appendix D to the Registrant’s Filing on Schedule 14C, filed with the Commission on December 30, 2002

(4)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated filed June 20, 2005.

(5)	Filed as Exhibit 10.2 to the Registrant’s Form 10-KSB for the year ended December 31, 2003.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on March 31, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

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

By: /s/ Meira Postbinder —————————————— Meira Postbinder Vice President of Finance and Director

By: /s/ Tsippy Moldovan —————————————— Tsippy Moldovan Chief Financial Officer and Director

By: /s/ Dan Zarchin —————————————— Dan Zarchin Director

By: /s/ Motti Hassan —————————————— Motti Hassan Director

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 and 2007

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGES	F-2-F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGES	F-6-F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGES	F-8-F-32	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008 AND 2007

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Defense Industries International, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Defense Industries International, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Virchow, Krause & Company, LLP
An independent member of Baker Tilly International

Minneapolis, Minnesota
March 31, 2009

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

ASSETS
	Note	December 31, 2008	December 31, 2007

CURRENT ASSETS
Cash and cash equivalents		$1,719,921	$1,120,054
Restricted bank deposits	3	3,000,000	–
Accounts receivable, net of allowance for doubtful accounts of $298,354 and $208,464, respectively		3,449,852	3,603,528
Accounts receivable - related parties		–	1,113
Inventories	5	5,373,627	3,698,878
Trading securities	4	2,384,727	2,951,604
Deferred taxes	11	168,231	165,902
Other current assets		178,825	219,330

Total Current Assets		16,275,183	11,760,409

PROPERTY, PLANT AND EQUIPMENT, NET	6	2,177,526	2,454,549

OTHER ASSETS
Fund in respect of employee rights upon retirement	10	646,905	751,609
Deferred taxes	11	62,873	36,365
Deposit on purchase of a business	16	1,000,000	–

Total Other Assets		1,709,778	787,974

TOTAL ASSETS		$20,162,487	$15,002,932

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (CONT.)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	Note	December 31, 2008	December 31, 2007

CURRENT LIABILITIES
Accounts payable		$1,720,913	$1,670,029
Accounts payable - related parties	14	1,581,097	50,448
Short-term debt	7	956,801	1,264,793
Common stock to be issued		40,000	40,000
Other current liabilities	8	1,887,844	2,085,535

Total Current Liabilities		6,186,655	5,110,805

LONG-TERM LIABILITIES
Long-term portion of debt	9	555,044	618,676
Liability for employee rights upon retirement	10	821,909	734,652
Common stock to be issued		–	40,000

Total Long-Term Liabilities		1,376,953	1,393,328

TOTAL LIABILITIES		7,563,608	6,504,133

Minority interest		–	1,077,708

COMMITMENTS AND CONTINGENCIES	12

SHAREHOLDERS’ EQUITY	13
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding		–	–
Common stock, $0.0001 par value, 250,000,000 shares authorized; 28,991,111 shares outstanding and 27,941,111 shares issued in 2008; and 28,867,272 shares issued and outstanding in 2007		2,899	2,886
Additional paid-in capital		2,957,391	2,764,328
Treasury stock (1,050,000 shares at cost)		(252,000)	–
Retained earnings		9,654,086	4,165,069
Accumulated other comprehensive gain		236,503	488,808

TOTAL SHAREHOLDERS’ EQUITY		12,598,879	7,421,091

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$20,162,487	$15,002,932

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2008	2007

NET REVENUES	$18,170,508	$19,262,928

COST OF SALES	14,093,875	13,057,776

GROSS PROFIT	4,076,633	6,205,152

OPERATING EXPENSES
Selling	1,160,734	1,064,959
General and administrative	2,201,027	2,102,060

Total Operating Expenses	3,361,761	3,167,019

INCOME FROM OPERATIONS	714,872	3,038,133

OTHER INCOME (EXPENSES)
Financial expense	(208,936)	(314,753)
Financial income	437,612	45,753
Other (expense) income, net	(129,713)	39,125

Total Other Income (Expenses)	98,963	(229,875)

INCOME BEFORE INCOME TAXES	813,835	2,808,258

Income tax expense (Note 11)	127,004	1,264,281

NET INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY INCOME	686,831	1,543,977

Minority interest income	25,094	122,685

Income before extraordinary income	661,737	1,421,292

Extraordinary income, net of tax (Note 12)	4,827,280	–

NET INCOME	$5,489,017	$1,421,292

Net income per share before extraordinary income - basic and diluted	0.02	0.05

Net extraordinary income per share - basic and diluted	0.17	–

Net income per share - basic and diluted	$0.19	$0.05

Weighted average number of shares outstanding - basic and diluted	28,964,719	28,842,919

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Income	Total shareholders' Equity
	Shares	Dollars	Shares	Dollars

Balance as of January 1, 2007	28,793,198	$2,879	-	-	$2,552,738	$2,791,720	$(35,144)		$5,312,193

Effect of adoption of new accounting
pronouncement (1)	-	-	-	-	171,597	(47,943)	-		123,654

Common stock issued to acquire
Rizzo Inc. (1)	74,074	7	-	-	39,993	-	-		40,000

Comprehensive income:

Net income	-	-	-	-	-	1,421,292	-	$1,421,292	1,421,292

Foreign currency translation gain	-	-	-	-	-	-	523,952	523,952	523,952

Total comprehensive income								$1,945,244

Balance as of December 31, 2007	28,867,272	2,886	-	-	2,764,328	4,165,069	488,808		7,421,091

Common stock issued to acquire Rizzo Inc. (1)	123,839	13	-	-	39,987	-	-		40,000

Purchase of treasury stock (2)	-	-	1,050,000	(252,000)	-	-	-		(252,000)

Excess of fair value over
consideration for the purchase of
Achidatex Nazareth Elite (1977) Ltd. shares (2)	-	-	-	-	153,076	-	-		153,076

Comprehensive income:

Net income	-	-	-	-	-	5,489,017	-	$5,489,017	5,489,017

Foreign currency translation loss	-	-	-	-	-	-	(252,305)	(252,305)	(252,305)

Total comprehensive income								$5,236,712

Balance as of December 31, 2008	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$9,654,086	$236,503		$12,598,879

(1) See Note 13
(2) See Note 1

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,489,017	$1,421,292
Less – extraordinary income, net of tax	(4,827,280)	–

	661,737	1,421,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Items not effecting cash:
Depreciation and amortization	580,255	495,856
Gain from sale of property, plant and equipment	(36,271)	(22,394)
Impairment of long live assets and goodwill	–	111,775
Provision for doubtful accounts	141,946	11,323
Deferred taxes	(28,078)	(66,098)
Net unrealized loss on trading securities	4,869	28,149
Accrued interest and exchange rate differences of long-term debt	(3,763)	–
Minority interest in income of subsidiary	25,094	122,685
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	64,386	(616,417)
Increase in inventories	(1,701,140)	(692,856)
Decrease (increase) in trading securities	632,050	(1,970,186)
Increase in related parties accounts	347,505	279,685
Decrease in other current assets	14,608	756,504
Increase (decrease) in funds in respect of employee rights upon retirement	120,174	(231,088)
Increase in accounts payable	12,659	604,895
(Decrease) increase in other current liabilities	(208,055)	1,003,764
Increase in liability for employee rights upon retirement	83,458	337,613

Net Cash Provided By Operating Activities	711,434	1,574,502
Cash provided by extraordinary items	4,827,280	–

	5,538,714	1,574,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term restricted bank deposits	(3,000,000)	–
Purchases of property, plant and equipment	(306,404)	(643,484)
Proceeds from sale of property, plant and equipment	68,922	47,787
Deposit on purchase of a business	(1,000,000)

Cash Used In Investing Activities	(4,237,482)	(595,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in short-term debt, net	(154,175)	(1,055,367)
Proceeds from long-term debt	367,913	291,972
Repayment of long-term debt	(630,856)	(784,316)

Net Cash Used in Financing Activities	(417,118)	(1,547,711)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(284,247)	18,048

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	599,867	(550,858)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,120,054	1,670,912

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,719,921	$1,120,054

INTEREST PAID	$116,030	$168,424

TAXES PAID	$313,272	$161,572

The accompanying notes are an integral part of the consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Pursuant to the agreement signed on February 28, 2005 to acquire the business of Rizzo Inc. (doing business as Owen Mills Company), On March 18, 2008 and on May 1, 2007, the Company issued 123,839 shares and 74,074 shares of its common stock, respectively, having a fair value of $40,000 each, at the date of issuance, to the former shareholders of Rizzo Inc.

On December 31, 2008, the Company signed an agreement to purchase an additional 240 management shares and 801,360 ordinary shares of Achidatex Nazareth Elite (1977) Ltd. held by minority shareholders and 1,050,000 shares of common stock of the Company for an aggregate purchase price of $1,200,000, to paid by the Company during the first quarter of 2009 (see also Note 1).

The accompanying notes are an integral part of the consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Defense Industries International, Inc. is a holding company whose wholly owned subsidiaries include Export Erez USA, Inc., Rizzo Inc.(doing business as Owen Mills Company), Export Erez, Ltd. (“Export Erez”), Mayotex, Ltd. (“Mayotex”), Dragonwear Trading Ltd. (“Dragonwear”), and Achidatex Nazareth Elite (1977) Ltd. (“Achidatex”).

On December 31, 2008, the Company signed an agreement to purchased all the minority shares of Achidatex (240 management shares and 801,360 ordinary shares) and 1,050,000 shares of common stock of the Company for an aggregate price of $1,200,000. Following the completion of the transaction the Company owned 100% of Achidatex. The Company allocated $252,000 of the purchase price or $0.24 per share to the purchase of the Company’s common stock. The $0.24 per share represented the best measurement of fair value and was the closing price of the Company’s common stock on December 31, 2008. The remaining purchase price of $948,000 was allocated to the purchase of the Achidatex minority interest. The excess of the liability to minority over the fair value assigned by management of $153,076 was allocated to shareholders equity. Payment by the Company to the minority shareholders under this agreement were scheduled to be paid during the first quarter of 2009 and accordingly, the liability to the minority shareholders pursuant to this agreement are recorded as current liabilities.

NOTE 2              SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez, USA, Inc., Export Erez, Mayotex, Dragonwear, Owen Mills Company and Achidatex (assets and liabilities - 100% and 76% as of December 31, 2008, and 2007, respectively, and operations - 76% in 2008 and 2007).

All significant inter-company accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(B) Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Export Erez, Mayotex and Achidatex is the New Israeli Shekel (NIS). The financial statements of entities with functional currency different than United States dollar are translated into United States dollars at year-end exchange rates for assets and liabilities and average exchange rates in the year for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2008 and 2007, a gain of $280,350 and a loss of $129,729, respectively, are included in financial expense, net in the accompanying consolidated statements of operations.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

(F) Concentrations of Credit Risk

At December 31, 2008 and 2007, the Company held cash and cash equivalents, in the aggregate amount of $1,719,921 and $1,120,054, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

All trading securities as of December 31, 2008 and 2007 are carried at their fair market value based upon quoted market prices of those investments at year end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income.

(I) Inventories

Inventories are valued at the lower of cost or market value.

Inventories allowances are provided to cover risks arising from obsolete and slow-moving items, discontinued products and excess inventories according to revenue forecasts. As of December 31, 2008 and 2007, inventories allowances were $371,800 and $380,675, respectively.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(K) Impairment of Long-lived assets

In accordance with the provisions of Financial Accounting Standard Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company reviews long-lived assets, including equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under Statement No 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of long-lived assets exceeds its fair value. As of December 31, 2007, the cost of sales includes $30,875 with respect to impairment of certain equipment of Owen Mills Company. No impairment charges were recorded in 2008.

(L) Revenue Recognition

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

The Company provides a warranty on goods ranging from three to four years on certain products. Based upon historical experience of no warranty claims, the Company has not established a reserve at December 31, 2008 and 2007.

(M) Accounts Receivable

Accounts receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

Provisions are made for doubtful accounts on a specific basis that, in management’s opinion, appropriately reflect the loss inherent in collection of the receivable. This provision is made by management based on its assessment of the risk of the receivable. This assessment involves reviewing, and relying on, information in its possession regarding the financial position of its customers, the scope of their activities and evaluation of any security the Company has received.

Bad debts are written off as incurred. The allowance for doubtful accounts was $298,354 and $208,464 at December 31, 2008 and 2007, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(N) Treasury shares

Treasury shares are presented as a reduction of shareholders’ equity, at their cost to the Company.

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

FASB Statement No. 109 “Accounting for Income Taxes”, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During year 2008 and 2007, the Company recorded a valuation allowance for the full amount of deferred tax assets generated in the United States (“US”) due to uncertainties surrounding the ability to utilize US deferred tax assets. If related to US operations the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance.

Deferred taxes were not created for taxes to be imposed on earnings distributed by subsidiaries, as it is the Company’s policy not to distribute taxable dividends in the foreseeable future.

As for the effect of the adoption of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” as of January 1, 2007, see Note 11.

(P) Per Share Data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents to purchase 202,500 shares of common stock were not included in diluted loss per share because their effect was anti dilutive, in the years ended December 31, 2008 and 2007.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Q) Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers as revenues and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of income are shipping and handling fees of $236,572 and $148,314 for the years ended December 31, 2008 and 2007, respectively.

(R) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses included in selling expenses were $71,378 and $62,901 for the years ended December 31, 2008 and 2007, respectively.

(S) Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $120,608 and $115,000 for the years ended December 31, 2008 and 2007, respectively.

(T) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not expect the remaining elements of this Statement to have a material impact on the company’s financial condition, results of operations, cash flows when adopted.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations,” a revision of the original “SFAS No. 141”. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces the original Statement 141, cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Company is required to adopt the revised SFAS No. 141 on January 1, 2009. The Company is currently evaluating the potential impact of the revised SFAS No. 141 on the Company’s consolidated financial statements.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Post retirement Benefit Plan Assets” (“FSP FAS 132R-1”), which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132R-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP must be provided for fiscal years ending after December 15, 2009. For the Company, FSP FAS 132R-1 will be effective for the fiscal year ending December 31, 2009, and will result in additional disclosures related to the assets of defined benefit pension plans in notes to the Company’s consolidated financial statements.

NOTE 3              RESTRICTED BANK DEPOSITS

Restricted bank deposits consist of bank deposits in US dollars, bear no interest, with maturities dates of February 12, 2009, March 31, 2009 and June 16, 2009. The bank deposits are restricted to secure the Company’s liabilities to its banks.

NOTE 4              TRADING  SECURITIES

A reconciliation of original cost to fair market value for trading securities held at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Trading securities, at cost	$2,391,408	$3,014,852
Unrealized loss on trading securities	(6,681)	(63,248)

Trading securities at fair market value	$2,384,727	$2,951,604

NOTE 5              INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Raw materials (1)	$3,527,373	$2,036,470
Work in progress	754,932	994,580
Finished goods	1,091,322	667,828

	$5,373,627	$3,698,878

(1)	Includes advanced payment to purchase inventory for $513,447 as of December 31, 2008.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 6              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007	Estimated Useful Life

Leasehold improvements	$620,696	$611,583	10 Years
Motor vehicles	696,074	615,110	5-7 Years
Office equipment and furniture	477,663	441,740	3-14 Years
Equipment	4,518,702	4,440,259	5 Years

	6,313,135	6,108,692
Less - Accumulated depreciation	(4,104,734)	(3,623,268)

	2,208,401	2,485,424
Less - impairment charge	(30,875)	(30,875)

	$2,177,526	$2,454,549

Depreciation expense for the years ended December 31, 2008 and 2007 were $580,255 and $484,907, respectively.

NOTE 7              SHORT-TERM DEBT

Short-term debt at December 31, 2008 and 2007 consisted of the following:

	Interest Rates	2008	2007

Overdraft credit	3.4% - 7.4% (average rate of 5.6%)	$604,597	$473,796
Short-term bank loans	6% - 7.5% (average rate of 7%)	–	261,266
Current portion of long-term debt (see note 9)		352,204	529,731

		$956,801	$1,264,793

The overdraft credit is a revolving credit facility due on demand.

The maximum available and the average amounts of overdraft credit during the year ended December 31, 2008 were $2,000,000 and $560,747, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

To secure its short-term liabilities and long-term loans (see Note 9), the Company has a blanket floating lien in favor of several Israeli banks on all assets, securities, notes and other trade instruments that are deposited with the banks.

NOTE 8              OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Government institutes	$–	$54,873
Employees and institutions for payroll and related taxes	519,256	649,515
Advances from customers	621,461	321,328
Accrued expenses	58,421	122,554
Income taxes	688,706	937,265

	$1,887,844	$2,085,535

NOTE 9              LONG-TERM DEBT

Consists of:

	2008	2007

Loan to acquire Owen Mills Company	$50,698	$82,834
Loans from banks	856,550	1,065,573
	907,248	1,148,407
Less – current maturities	(352,204)	(529,731)

	$555,044	$618,676

On February 28, 2005, the Company acquired all the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company) for an aggregate of $372,401, consisting of a note payable of $172,401 and $200,000 in shares of common stock of the Company, both of which are to be paid over five years. As of December 31, 2008 the balance of the note was $50,698, of which $40,000 is included in the current portion of long term debt (See also Note 13). On May 31, 2004, the Company obtained two loans of $105,208 each with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1.2% (5.2% at December 31, 2008). The terms are 56 monthly payments commencing June 1, 2004 with each payment consisting of a fixed principal along with accrued interest. As of December 31, 2008 the balance of each loan was $2,185, all of which is included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

On April 18, 2005, the Company borrowed $26,525 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (4% at December 31, 2008). The terms are 48 monthly payments commencing May 21, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $2,547, all of which is included in the current portion of long-term debt.

On April 18, 2005, the Company borrowed $35,718 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (4% at December 31, 2008). The terms are 48 monthly payments commencing May 21, 2005 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $3,196, all of which is included in the current portion of long-term debt.

On April 10, 2006, the Company borrowed $526,039 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1.4% (5.4% at December 31, 2008). The terms are 60 monthly payments commencing May 10, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $269,453 of which $109,203 is included in the current portion of long-term debt.

On May 24, 2006, the Company borrowed $210,416 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1% (5% at December 31, 2008). The terms are 36 monthly payments commencing June 24, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $32,255, all of which is included in the current portion of long-term debt.

On May 17, 2006, the Company borrowed $43,292 with interest at a fluctuating rate based on the Bank of Israel’s prime rate –0.5% (3.5% at December 31, 2008). The terms are 48 monthly payments commencing Jun 1, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $16,393 of which $11,298 is included in the current portion of long-term debt.

On April 11, 2007, the Company borrowed $263,019 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +2% (6% at December 31, 2008). The terms are 60 monthly payments commencing May 11, 2007 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $186,277 of which $51,116 is included in the current portion of long-term debt.

On July 3, 2007, the Company borrowed $26,302 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +0.5% (4.5% at December 31, 2008). The terms are 36 monthly payments commencing August 3, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $14,459 of which $8,976 is included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

On December 5, 2007, the Company borrowed $26,302 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1% (5% at December 31, 2008). The terms are 36 monthly payments commencing January 5, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $18,163 of which $8,802 is included in the current portion of long-term debt.

On July 23, 2008, the Company borrowed $39,453 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (4% at December 31, 2008). The terms are 36 monthly payments commencing August 23, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $34,003 of which $13,162 is included in the current portion of long-term debt.

On July 31, 2008, the Company borrowed $263,019 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1.1% (5.1% at December 31, 2008). The terms are 60 monthly payments commencing August 31, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $241,101 of which $52,604 is included in the current portion of long-term debt.

On March 18, 2008, the Company borrowed $44,713 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1% (5% at December 31, 2008). The terms are 36 monthly payments commencing April 18, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2008, the balance of the loan was $34,333 of which $14,675 is included in the current portion of long-term debt.

The Company’s long-term debt with its banks is collateralized by a floating guarantee on essentially all of the Company’s assets (See Note 7).

Required principal payments (including current maturities) on long-term debt as of December 31, 2008 were as follows:

Year	Amount

2009	$352,204
2010	285,459
2011	165,343
2012	73,556
2013	30,686

907,248

Less: current portion	(352,204)

Long-term portion of debt	$555,044

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Certain classes of the Company’s employees are included in a comprehensive defined contribution pension plan for industrial workers. The Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 6% of the employee’s salary each month to the pension fund, covering 72% of its obligation. Contributions charged to operations were $166,754 and $192,217 in 2008 and 2007, respectively.

For employees other than those referred to above, and for the remaining 28% not subject to the pension plan, the Company’s obligation under the Israeli Severance Pay Law is covered by regular payments to severance payment funds. The funds presented in the consolidated balance sheets include Company contributions, profits and losses and interest in the fund accumulated to the consolidated balance sheet date. These funds amounted to $646,905 and $751,609 at December 31, 2008 and 2007, respectively. The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Pay Law as discussed above. The liability for these employee rights upon retirement amounted to $821,909 and $734,652 at December 31, 2008 and 2007, respectively.

NOTE 11                INCOME TAXES

The parent company and its United States subsidiary company file consolidated tax returns. Each Israeli subsidiary files separate tax returns. For 2008, the Company’s Israeli subsidiaries were taxed in Israel at a corporate tax rate of 27% and are subject to the Israel Income Tax Law (Inflation Adjustment) of 1985. Under this law, results of operations for income tax purposes are measured in real terms in accordance with the changes in the Israeli Consumer Price Index. The inflation adjustment is expressed as financing costs or income and is applied as an adjustment to book income for purposes of computing income taxes.

In February 2008, the Israeli Parliament passed an amendment to the Income Tax (Inflationary Adjustment) Law, 1985, which limits the scope of the law starting in 2008 and thereafter. Beginning in 2008, the results for tax purposes are measured in nominal values, excluding certain adjustments for changes in the Consumer Price Index carried out in the period up to December 31, 2007. The amended law includes, inter alia, the elimination of the inflationary additions and deductions and the additional deduction for depreciation starting in 2008.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

On July 25, 2005, the Israeli Parliament, approved the Law of the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among others, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2005 – 34%, in 2006 - 31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 and thereafter - 25%.

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

Unrecognized tax benefits are the difference between a tax positions that is taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48.

A reconciliation of the beginning and ending amount of recognized provision is as follow:

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

2008

Balance at January 1, 2007	$–
Additions for tax positions of prior years	334,608
Settlements with tax authorities	(273,294)
Exchange rate differences	4,209

Balance at January 1, 2008	65,523
Additions for tax positions	23,970
Exchange rate differences	(592)

Balance at December 31, 2008	$88,901

As of December 31, 2008, income tax returns filed by the Companie's Israeli subsidiaries with the Israeli tax authorities prior to 2003, were no longer subject to examination by the Israeli tax authorities. As of December 31, 2008, the Company’s US entities tax returns for the years ended December 31, 2001 through 2008 are subject to examination.

During 2006, the Israeli tax authorities commenced an examination of certain of the Companie's Israeli subsidiaries’ income tax returns for the years 2003 through 2005. During 2007, the Israeli tax authorities proposed certain adjustments to the subsidiaries’ tax positions related to the allocation of costs within the group and management fees made by the Company. During the year ended December 31, 2007, Mayotex and Export Erez reached a settlement with the Israeli tax authorities regarding their tax positions from 2003 through 2005 for an aggregate of $273,294 (including accumulated interest) related to the allocation of costs and management fees within the group. As a result of these tax settlements and based upon the enforcement of Israeli statutory tax regulations, the Company recognized a tax expense of $23,970 and $61,314 in 2008 and 2007, respectively, and a current tax liability of $88,901 and $61,314 at December 31, 2008 and 2007, respectively (including anticipated interest), since it is more likely than not that the settlement achieved will be sustained by the Israeli Tax Authorities with respect to the Company’s other subsidiaries in Israel and for all the Israeli subsidiaries for 2006 through 2008.

Certain Israeli subsidiaries have been elected to file their tax returns of the claiming tax benefits under the Law for the Encouragement of Capital Investments, 1959, as amended on April 1, 2005 (“the Law”) for “Beneficiary Enterprise” status, under the Law. Pursuant to the provision of the Law income derived from the “Beneficiary Enterprise” is tax exempt for 10 years from 2007 the year elected by the subsidiaries to of `commence the program (the – “election year”).

The entitlement to the above benefits is conditional upon the Company fulfilling the conditions stipulated by the Law, regulations published there under. In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest. As of December 31, 2008, management believes that the Company is meeting all of the aforementioned conditions.

The tax-exempt income attributable to the “Beneficiary Enterprise” can not be distributed to shareholders without imposing tax liability on the Company other than in complete liquidation. As of December 31, 2008, there is approximately $1,259,825 tax-exempt income earned by the Company’s “Beneficiary Enterprise”.

If the retained tax-exempt income is distributed to shareholders, it would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected to utilized benefits under the Law, currently - 27%.

Income from sources other than the “Beneficiary Enterprise” during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Income tax expense (benefit) for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007

Current year - Israel	$154,282	$1,330,379
Current year – U.S.	–	–
Deferred – U.S. and Israel	(27,278)	(66,098)

Income tax expense	$127,004	$1,264,281

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2008 and 2007 (computed by applying United States statutory rate (34%) and the Israeli tax rate (27%) to income before taxes) as follows:

	2008	2007

Computed “expected” tax expense	$227,260	$852,154
Non-tax deductible expenses	9,370	11,549
Changes in income tax estimate from prior year (*)	(288,177)	128,921
State income tax	800	800
Inflationary adjustment	(5,035)	(36,840)
FIN 48 reserve	23,970	61,314
Israeli audit settlement	–	273,294
Revenues tax exempt or taxable at different rate	(54,611)	(93,908)
Valuation allowance due to operating loss carry forwards in respect to US operation	21,268	77,452
Effect of change in tax rates on deferred taxes	158,219	–
Other	33,940	(10,455)

	$127,004	$1,264,281

(*) In 2008 consists of tax benefit for a Beneficiary Enterprise in the previous year.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	2008	2007

Deferred taxes asset – current:
Allowance for doubtful accounts	$67,951	$74,872
Trading securities	18,978	17,763
Reserve for vacation pay	81,302	73,267

Total deferred tax assets - current	$168,231	$165,902

Deferred taxes asset, net - non current:
Depreciable fixed assets	$19,122	$19,013
Net operating loss carry forward	285,380	264,112
Liability for employee rights upon retirement	43,751	17,352

	348,253	300,477
Less – valuation allowance due to losses carry forward in respect of U.S. operation	(285,380)	(264,112)

Total deferred tax assets - non-current	$62,873	$36,365

At December 31, 2008, the US parent company and its US subsidiary had net operating loss carryforwards of approximately $722,000 for income tax purposes, available to offset future taxable income expiring in 2023. The consolidated financial statements include a valuation allowance for such loss carry forwards, in the amount of $285,380 and $264,112 for the years ended December 31, 2008 and 2007, respectively. The net change in the total valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $21,268 and $77,452, respectively. Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation. For the Company and its US subsidiary deferred taxes are computed at a rate of 34% for federal taxes, plus 6% for state taxes. For the Israeli subsidiaries, deferred taxes are computed at rates of 25% – 26% which are the expected rates to be in effect when the deferred tax assets and liabilities are realized.

NOTE 12                COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company’s executive offices are located at 8 Brisel Street, Industrial Zone Sderot, Israel. The Company’s manufacturing, production and distribution facilities are located in six locations in Israel and in the US, under non-cancelable operating leases with expiration dates through April 2012. Four of the operating leases are with affiliated parties. The monthly rental range is approximately $605 to $17,754.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Future minimum lease payments under the terms of the operating leases were as follows at December 31, 2008:

Year	Related Party	Unrelated Party	Total

2009	$298,067	53,874	351,941
2010	–	29,006	29,006
2011	–	29,006	29,006
2012	–	9,669	9,669

	$298,067	121,555	419,622

Total rent expense under the operating leases for the years ended December 31, 2008 and 2007 was $569,970 and $446,385, respectively.

(B) Contingencies

The Company has an employment agreement with its President, pursuant to which the President is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002. The President, at his option, may receive shares of common stock in lieu of cash. For the year ended December 31, 2007, the President was entitled to bonus compensation of $129,921. The cash bonus compensation of $129,921 was accrued and included in other current liabilities in 2007, and paid during 2008. For the year ended December 31, 2008, there was no bonus entitlement due from Company.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In 2006, the Company was notified that it would receive advance payments aggregating $523,000. The Company applied this payment against the receivable established in 2005 and recorded the excess payment of $240,658, net of 5% taxes withheld, as extraordinary gain.

On February 18, 2008 Export Erez, Mayotex and Achidatex signed definitive agreements with SELA Agency, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of advanced payments of approximately $523,000, received by the Company during 2007. The net compensation payments of $4,827,280 were recognized as extraordinary gain, net of 5% related taxes during 2008.

(D) Guarantees and liens:

(1)	As of December 31, 2008, guarantees in the amount of approximately $460,273 were issued by banks on behalf of the Company’s Israeli subsidiaries, mainly for performance in different projects, and to guarantee Mayosar Technologies Ltd. liability under the agreement with Isorad Ltd. (see note 16).

(2)	To secure liabilities to its principal banks, the Company’s Israeli subsidiaries have registered unlimited, floating, and first priority liens on all their assets, with no limitations as to the amounts, and also committed not to conduct certain actions, without informing the banks such as selling assets under the unlimited liens.

NOTE 13                SHAREHOLDERS’ EQUITY

Effective February 28, 2005, the Company acquired all of the outstanding shares of Rizzo Inc. (doing business as Owen Mills Company). Under the terms of the agreement, the Company purchased all of the outstanding shares of Owen Mills Company in consideration for a $200,000 note payable and shares of the Company’s common stock having a value of $200,000, based on the average closing price per share of the Company’s common stock for the ten trading days preceding the issuance of such shares. The Company agreed to pay the $400,000 of aggregate consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company has paid the former shareholder of Owen Mills Company a total of $200,000; the present value of the remain cash payments as of December 31, 2008 is $50,698 (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the agreement (On April 27, 2005 the Company issued 36,463 shares of common stock having a fair value of $40,000 to the former shareholder of Owen Mills Company); and (iii) four annual payments of $40,000 in the form of the Company’s common stock payable to the former shareholder of Owen Mills Company through February 2009. On April 3, 2006, the Company issued 123,077 shares of common stock having a fair value of $40,000. On May 1, 2007, the Company issued 74,074 shares of common stock having a fair value of $40,000. On March 18, 2008, the Company issued 123,839 shares of common stock having a fair value of $40,000. As of December 31, 2008, $40,000 is reflected on the Consolidated Balance Sheet as a liability for common stock to be issued.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Securities Purchase Agreement:

In 2005, the Company executed a Securities Purchase Agreement (the “Agreement”) with a group of investors for a private placement of its common stock. The Company agreed to issue 1,833,334 shares of its common stock to the investors at a price of $0.60 per share and received net proceeds of $761,441, net of issuance costs. The Company also agreed to issue the investors 365,000 warrants to purchase its common stock at an exercise price of $0.94 per share, exercisable until June 30, 2007, and 182,500 warrants at an exercise price of $2.40 per share, exercisable until June 30, 2010. In addition, the Company agreed to issue 82,133 shares of its common stock, as well as 60,000 warrants at an exercise price of $0.94 per share (exercisable until June 30, 2007) and 20,000 warrants at an exercise price of $2.40 per share (exercisable until June 30, 2010) as a finder’s fee for services provided in connection with the transaction. In accordance with the provisions of the agreement, on June 16, 2006 the Company issued to the investors and to the finder an additional 1,368,191 shares of its common stock, since its share price decreased below $0.60 per share.

The Company accounted for the warrants issued based on guidance from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” Accordingly, the warrants were treated as derivatives and classified as a liability with a fair value of $171,597 at the transaction date of the warrants. The warrants fair value, computed based on the Black-Scholes pricing model, was revalued each reporting period with the change in fair value recorded as other income (expenses).

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

As a result of the Company’s adoption of the FSP, the Consolidated Financial Statements include a cumulative-effect adjustment to the opening balance of shareholders’ equity in the amount of $123,654, as of January 1, 2007.

As of December 31, 2008, warrants to purchase 202,500 shares of common stock were outstanding. These warrants have a remaining life of 1.5 years and an exercise price of $2.40.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Stock Purchase Program:

On October 30, 2008, the Company’s board of directors authorized a stock purchase program, which authorizes the Company to repurchase up to $450,000 of shares of its common stock over a period of six months. As of December 31, 2008, the Company has not repurchased any shares of common stock according to this stock purchase program.

NOTE 14                RELATED PARTIES

(A) Transactions with Related Parties

The Company is a party to lease agreements with its controlling shareholder. The Company’s subsidiaries, Achidatex and Export Erez, have signed lease agreements with a company owned by former minority shareholders of Achidatex.

(B) Income and (Expenses) Transactions with Related Parties

	2008	2007

Lease and rent expenses, see Note 12 (A)	$386,740	$271,084
Purchase of materials and maintenance costs *	275,460	208,983

(C) Balances with Related Parties

	2008	2007

Accounts receivable *	$–	$1,113
Accounts payable controlling shareholder	(66,743)	(21,839)
Accounts payable **	(1,514,354)	(28,609)

*	The controlling shareholder and chairman of the Board of the Company is a principal shareholder of this affiliate.

**	The payable amount includes $1,200,000 to be paid to the former minority shareholders of Achidatex (see Note 1) and amounts due for the purchase of materials and maintenance costs, during the ordinary course of business from an affiliate company, owned by the former minority shareholders.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 15                SEGMENT INFORMATION AND CONCENTRATIONS

During 2008 and 2007, the Company operated and managed two strategic business units: production for the civilian market and the military market. These operational segments are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical.

(A) Sales and Income from Operations:

	Civilian		Military

	Local	Export	Local	Export	Consolidated

December 31, 2008
Revenue from sales	$3,741,228	$1,004,042	$6,226,225	$7,199,013	$18,170,508
Gross Profits	1,022,154	55,630	1,393,866	1,604,983	4,076,633
Corporate unallocated costs					3,361,761
Income from operations					714,872

December 31, 2007
Revenue from sales	$2,453,886	$1,894,276	$9,706,945	$5,207,821	$19,262,928
Gross Profits	1,283,611	283,016	3,091,285	1,547,240	6,205,152
Corporate unallocated costs					3,167,019
Income (loss) from operations	669,725	(36,069)	1,566,065	838,412	3,038,133

(B) Geographic Areas - revenues

	Year ended December 31,

	2008	2007

Israel	$9,967,453	$12,285,178
South America	2,242,477	1,511,891
North America	1,655,495	2,506,695
Europe and Asia	1,533,500	2,366,150
Australia	–	349,720
Africa	2,771,583	243,294

Total	$18,170,508	$19,262,928

(C) Single Customer Exceeding 10% of Sales:

	2008	2007

Sales
Israeli Ministry of Defense and Government of Israel	$5,585,355	$9,367,382

Accounts receivable balance
Israeli Ministry of Defense and Government of Israel	$1,907,498	$2,021,433

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 16                SUBSEQUENT EVENTS

(A) Purchase of a business

On December 17, 2008, Mayotex entered into investment agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (“Sarino”) to cooperate in the manufacture of optical grade Germanium crystals and sales of optical and infra-red night vision products utilizing the germanium crystals (the “Sarino Agreement”).

Pursuant to the Sarino Agreement:

(1) Mayotex and Sarino agreed to incorporate Mayosar Technologies Ltd. (“Mayosar”), to be held 50.1% by Mayotex and 49.9% by Sarino .

(2) In consideration to the above, Mayotex will pay Sarino up to $1 million, out of which, $300,000 is non refundable to Mayotex and $700,000 will be refundable to Mayotex, unless Mayosar achieve $10 million in sales during the 36 consecutive months following the commencement of operations. As of December 31, 2008 the Company paid $1 million reflected in the financial statements as a deposit for purchase of a business.

(3) Mayotex agreed to provide Mayosar with a loan of up to $2 million, as required by the board of directors of Mayosar. Such loan bears interest at the rate of Libor + 2%, payable from profits that will be generated by Mayosar.

On January 1, 2009, Mayosar purchased through its wholly owned subsidiary Isorad IR Optics Ltd., (“Optronics”) the Germanium Crystals Business of Isorad Ltd. (“Isorad”), consisting of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications (“Isorad Agreement”). Pursuant to the Isorad Agreement, Optronics committed to pay royalties of 3% out of sales for a period of 15 years commencing January 1, 2009, with a minimum amount of approximately $131,000 payable per a year during the first 18 months following the effective date of the Isorad Agreement; or the date of completion the transfer of the site of the Germanium Crystals Business, which ever earlier and approximately $50,000 per year during the following years of the royalties payment period.

Pursuant to the Isorad Agreement, Isorad was granted the right to acquire during the 24 months beginning January 1, 2009, 5% of the share capital of Optronics on a fully diluted basis for their nominal value. If the Israeli Government does not approve the 5% purchase of the Optronics shares by Isorad prior to December 31, 2009, the right to acquire the shares will expire and Isorad will be entitled to a payment of $75,000.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

It was agreed by the parties to Sarino Agreement that:

(1) In the event Isorad acquires the 5% interest in Optronics, Mayosar will issue to Mayotex additional shares of Mayosar on a prorata basis in order for Mayotex to retain a 50.01% indirect interest in Optronics’ share capital.

(2) Mayosar will have the right during four years following the date of the purchase agreement, to redeem and purchase from Isorad its 5% holdings and to cancel its commitment to make royalty payments for a fixed payment of $750,000, less all royalties paid to Isorad by Mayosar through that date.

The activity of Mayosar, including the acquired Germanium Crystals Business will be consolidated with the Company’s financial statements as of January 1, 2009, the date of acquisition. The acquisition will accounted for using the purchase method of accounting as determined in Statement of Financial Accounting Standard (SFAS) No. 141R, “Business Combinations”, and accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based on the estimated fair value on the date of acquisition.

(B) Litigation

On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against our Achidatex subsidiary, its chief executive officer, Mr. Avraham Hazor, and our subsidiary Export Erez USA Inc. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, because Achidatex allegedly failed to register patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.6 million). Contemporaneously with the filing of the claim, the plaintiff also filed a motion seeking an exemption from payment of the requisite court filing fee, and stated that he would withdraw the lawsuit if the motion is not granted. On March 12, 2009, Achidatex filed a request to respond to the motion and requested a 30 day extension to file its statement of defense. The Company believes that it is likely that the plaintiff’s motion for an exemption from payment of the court filing fee will be granted and that the lawsuit will therefore proceed. The Company believes that the plaintiff’s claim is unfounded and intends to vigorously defend against the claim. Due to the preliminary stage of the claim, management and its legal advisors cannot currently assess the outcome or possible adverse effect on its financial position or results of operations, however, management believes the Company has substantial legal arguments to oppose the allegations.