Form 10-Q
period 2009-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2009-06-11
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)

8 Brisel Street
Industrial Zone Sderot,
Israel, 87711
(Address of Principal Executive Offices)
(011) 972-8-689-1611
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year,
	if Changed Since Last Report)	84-1421483 (I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 19, 2009 the issuer had 27,941,111 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,549,140	$1,719,921
Restricted bank deposits	988,968	3,000,000
Accounts receivable, net of allowance for doubtful accounts
of $279,722 and $298,354, respectively	4,154,024	3,449,852
Inventories	4,724,000	5,373,627
Trading securities	1,796,171	2,384,727
Deferred taxes	129,852	168,231
Other current assets	169,488	178,825

Total Current Assets	14,511,643	16,275,183

PROPERTY, PLANT AND EQUIPMENT, NET	1,925,439	2,177,526

OTHER ASSETS
Funds in respect of employee rights upon retirement	624,834	646,905
Deferred taxes	53,595	62,873
Refundable deposits for the purchase of a business (Note 2)	1,823,167	1,000,000

Total Other Assets	2,501,596	1,709,778

TOTAL ASSETS	$18,938,678	$20,162,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

LIABILITIES AND EQUITY

	March 31, 2009	December 31, 2008
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,018,604	$1,720,913
Accounts payable - related parties	532,228	1,581,097
Short-term debt	1,031,355	956,801
Common stock to be issued	40,000	40,000
Other current liabilities	1,618,203	1,887,844

Total Current Liabilities	5,240,390	6,186,655

LONG-TERM LIABILITIES
Long-term portion of debt	429,305	555,044
Liability for employee rights upon retirement	763,305	821,909

Total Long-Term Liabilities	1,192,610	1,376,953

TOTAL LIABILITIES	6,433,000	7,563,608

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares
authorized, 28,991,111 shares issued and 27,941,111
shares outstanding at March 31, 2009 and December 31, 2008	2,899	2,899
Additional paid-in capital	2,957,391	2,957,391
Treasury stock (1,050,000 shares at cost)	(252,000)	(252,000)
Retained earnings	10,752,522	9,654,086
Accumulated other comprehensive (loss) income	(955,134)	236,503

Total Equity	12,505,678	12,598,879

TOTAL LIABILITIES AND EQUITY	$18,938,678	$20,162,487

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2009

NET REVENUES	$5,813,288	$3,125,302

COST OF SALES	4,321,560	2,382,158

GROSS PROFIT	1,491,728	743,144

OPERATING EXPENSES
Selling	183,776	157,144
General and administrative	529,894	538,325

Total Operating Expenses	713,670	695,469

INCOME FROM OPERATIONS	778,058	47,675

OTHER INCOME (EXPENSES)
Financial expenses	(32,687)	(152,945)
Financial income	473,712	37,687
Other income (expenses), net	164,204	(40,480)

Total Other Income (Expenses)	605,229	(155,738)

INCOME (LOSS) BEFORE INCOME TAXES	1,383,287	(108,063)

Income tax expenses	(284,851)	(79,694)

NET INCOME (LOSS) BEFORE EXTRAORDINARY INCOME	1,098,436	(187,757)

Extraordinary income, net of tax	-	4,681,838

NET INCOME	1,098,436	4,494,081

Less net income attributable to noncontrolling interest	-	(41,417)

NET INCOME attributable to controlling interest	$1,098,436	$4,452,664

Net income (loss) per share attributable to controlling interest
from continuing operations - basic and diluted	0.04	(0.01)
Net extraordinary income per share attributable to controlling
interest - basic and diluted	-	0.16

Net income per share attributable to controlling interest - basic
and diluted	$0.04	$0.15

Weighted average number of shares outstanding - basic and diluted	27,941,111	28,886,324

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Dollars	Shares	Dollars

Balance as of January 1,
2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$9,654,086	$236,503		$12,598,879	$-	$12,598,879

Comprehensive loss:

Net income	-	-	-	-	-	1,098,436	-	$1,098,436	1,098,436	-	1,098,436

Foreign currency
translation loss	-	-	-	-	-	-	(1,191,637)	(1,191,637)	(1,191,637)	-	(1,191,637)

Total comprehensive loss								$(93,201)

Balance as of March 31,
2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$10,752,522	$(955,134)		$12,505,678	$-	$12,505,678

Balance as of January 1,
2008	28,867,272	$2,886	-	$-	$2,764,328	$4,165,069	$488,808		$7,421,091	$1,077,708	$8,498,799

Common stock issued to
acquire Rizzo Inc	123,839	13	-	-	39,987	-	-		40,000	-	40,000

Comprehensive income:

Net income	-	-	-	-	-	4,452,664	-	$4,452,664	4,452,664	41,417	4,494,081

Foreign currency
translation gain	-	-	-	-	-	-	624,391	624,391	624,391	52,319	676,710

Total comprehensive income								$5,077,055

Balance as of March 31,
2008	28,991,111	$2,899	-	$-	$2,804,315	$8,617,733	$1,113,199		$12,538,146	$1,171,444	$13,709,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,098,436	$4,494,081
Less - extraordinary income, net of tax	-	(4,681,838)

	1,098,436	(187,757)

Adjustments to reconcile net income to net cash provided by operating activities:
Items not effecting cash:
Depreciation and amortization	136,867	140,634
Gain from sale of property, plant and equipment	-	(9,702)
Provision for doubtful accounts	5,631	13,566
Deferred taxes	27,197	24,857
Net unrealized (gain) loss on trading securities	(105,578)	50,207
Accrued interest and exchange rate differences of long-term debt	(1,263)	-
Accrued interest and exchange rate differences on payments for the
purchase of a business	(112,090)	-
Accrued interest and exchange rate differences on deposits	(240,761)	-

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,052,033)	930,868
Increase in inventories	(290,005)	(792,069)
Decrease in trading securities	486,105	780,448
(Decrease) increase in related parties accounts	(112,990)	39,601
Decrease (increase) in other current assets	458,564	(225,260)
(Increase) decrease in funds in respect of employee rights upon retirement	(38,751)	7,649
Increase in accounts payable	286,337	437,736
Increase in other current liabilities	59,365	116,924
Increase in liability for employee rights upon retirement	17,696	64,821

Net cash provided by Operating Activities	622,727	1,392,523
Cash provided by extraordinary items	-	2,691,838

	622,727	4,084,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term bank deposit	-	(965,233)
Redemption of restricted bank deposits	2,000,000	-
Purchases of property, plant and equipment	(41,455)	(104,071)
Proceeds from sale of property, plant and equipment	-	21,582
Refundable deposit for purchase of a business	(832,453)	-

Net cash provided by (used in) Investing Activities	1,126,092	(1,047,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	166,459	(189,949)
Proceeds from long-term debt	-	46,871
Repayment of long-term debt	(101,295)	(135,986)
Redemption of related party creditors	(905,721)	-

Net cash used in Financing Activities	(840,557)	(279,064)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(79,043)	59,659

NET INCREASE IN CASH AND CASH EQUIVALENTS	829,219	2,817,234

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,719,921	1,120,054

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,549,140	$3,937,288

INTEREST PAID	$17,372	$26,210

TAXES PAID	$210,724	$174,901

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

Pursuant to the agreement signed on February 28, 2005 to acquire the business of Rizzo Inc. (doing business as Owen Mills Company), on March 18, 2008 the Company issued 123,839 shares of common stock having a fair value of $40,000 at the date of issuance to the former shareholders of Rizzo Inc.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of March 31, 2009 and for the three month period then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2008, except as otherwise stated below.

C.	The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the three months period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2008 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The interim financial statements include the accounts of Defense Industries International, Inc., its wholly owned subsidiaries, Export Erez USA, Inc., Rizzo Inc.(doing business as Owen Mills Company), Export Erez, Ltd. (“Export Erez”), Mayotex, Ltd. (“Mayotex”), Dragonwear Trading Ltd. (“Dragonwear”), and Achidatex Nazareth Elite (1977) Ltd. (“Achidatex”), (assets and liabilities – 100% as of March 31, 2009 and December 31, 2008, respectively, and operations – 100% and 76% in the three months ended March 31, 2009, and 2008, respectively).

All significant inter-company accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

E.	Per share data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months ended March 31, 2009 and 2008 common stock equivalents to purchase 202,500 shares of common stock were not included in diluted income (loss) per share because their effect is anti-dilutive.

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

The Company’s trading securities and bank deposits are measured at fair value based on quoted market prices in active markets for identical assets (Level 1).

The Company funds in respect to employees’ rights upon retirement are measured at fair value based upon unobservable inputs (Level 3).

H.	Recent accounting pronouncements adopted in the reported period

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) will be effective for business combinations consummated in 2009.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of SFAS 160 shall be applied prospectively. As a result of the adoption of SFAS 160, the Company reclassified the noncontrolling interest as a component of equity in prior years.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities”, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s interim financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures for the Company’s 2009 fiscal year and the application to useful life estimates prospectively for intangible assets acquired after December 15, 2008. The Company adopted FSP No. FAS 142-3 as of the beginning of fiscal year 2009. The Company’s adoption of FSP No. FAS 142-3 did not have a material impact on its financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2	ACQUISITIONS

On December 17, 2008, Mayotex entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (“Sarino”) to cooperate in the manufacture of optical grade Germanium crystals and sales of optical and infra-red night vision products utilizing the germanium crystals (the “Sarino Agreement”).

Pursuant to the Sarino Agreement:

(1) Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex has operational control of Mayosar.

(2) In consideration of the above, Mayotex will pay Sarino $1 million, out of which, $300,000 will be non-refundable to Mayotex upon 24 months following the execution of the Isorad agreement, as detailed below and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar.

(3) Mayotex agreed to provide Mayosar with a loan of up to $2 million. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

As of March 31, 2009, Mayotex provided loans of $1 million to Sarino and $800,000 to Mayosar. Such payments are recognized as refundable deposits for the above transaction.

On December 21, 2008, Mayosar, through its wholly owned subsidiary Isorad IR Optics Ltd., (“Optics”), entered into an agreement to purchase the Germanium Crystals Business of Isorad Ltd. (“Isorad”), consisting of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications (“Isorad Agreement”).

Pursuant to the Isorad Agreement, Optics is to pay royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement ( the “Effective Date”), with a minimum amount of approximately $119,000 payable per year during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $50,000 per year during the following years of the royalties payment period.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Pursuant to the Isorad Agreement, Isorad was granted the right to acquire 5% of the share capital of Optics on a fully diluted basis for their nominal value during the 24 month period beginning on the Effective Date. If the Israeli Government does not approve the 5% purchase of the Optics shares by Isorad within twelve (12) months of the Effective Date, the right to acquire the shares will expire and Isorad will be entitled to a payment of $75,000.

In the event of an allotment of shares to Isorad, representing 5% of Optics’ share capital, Mayosar will issue to Mayotex additional shares of Mayosar on a pro rata basis, in order for Mayotex to retain a 50.01% indirect interest in Optics’ share capital.

Optics has the right during the four year period following the Effective Date to redeem and purchase from Isorad its option to purchase 5% of its shares and to cancel its commitment to pay royalties under the Isorad agreement, in consideration of a fixed payment of $750,000, less all royalties paid to Isorad through that date.

Isorad agreement is subject to certain closing conditions, including a resolution to approve the transaction by Isorad board of directors that as of the balance sheet date have not been met. The management is of the opinion, based on legal advice received, that the amounts paid under Sarino and Isorad agreements will be fully refundable to the Company in the event that Isorad will not succeed to complete the closing conditions.

NOTE 3	RESTRICTED BANK DEPOSITS

Restricted bank deposits consist of bank deposits in US dollars, bearing no interest, with a maturity date of June 16, 2009. The bank deposits are restricted to secure the Company’s liabilities to its banks.

NOTE 4	INVENTORIES

Consist of:

	March 31, 2009	December 31, 2008

Raw materials (1)	$3,396,500	$3,527,373
Work in progress	532,852	754,932
Finished goods	794,648	1,091,322

	$4,724,000	$5,373,627

(1) As of March 31, 2009 and December 31, 2008, includes advanced payment to purchase inventory for $539,826 and $513,447, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the three months
ended March 31, 2009:

Revenue from sales	$821,276	$160,459	$2,430,937	$2,400,616	$5,813,288
Gross Profits	321,123	(38,046)	523,646	685,005	1,491,728
Corporate unallocated costs					713,670
Income from operations					778,058

For the three months
ended March 31, 2008:

Revenue from sales	$920,157	$267,217	$1,326,062	$611,866	$3,125,302
Gross Profits	184,919	20,832	387,021	150,372	743,144
Corporate unallocated costs					695,469
Income from operations					47,675

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

B.	Geographic Areas – revenues:

	Three Months Ended March 31,
	2009	2008

Israel	$3,252,213	$2,246,219
South America	754,527	44,987
North America	160,459	373,896
Europe and Asia	459,734	272,597
Africa	1,186,355	187,603

Total Sales	$5,813,288	$3,125,302

C.	Single Customer Exceeding 10% of Sales:

	For the three months ended March 31, 2009	For the three months ended March 31, 2008

Customer A (Military Local)	$2,430,937	$1,113,116
Customer B (Military Export)	1,063,923	-

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 6	COMMITMENTS AND CONTINGENCIES

On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against the Company’s subsidiaries, Export Erez USA Inc. and Achidatex, and its chief executive officer, Mr. Avraham Hazor. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, because Achidatex allegedly failed to register patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.4 million), and claiming for all rights in the patent. Contemporaneously with the filing of the claim, the plaintiff also filed a motion seeking an exemption from payment of the requisite court filing fee, and stated that he would withdraw the lawsuit if the motion is not granted. On March 12, 2009, Achidatex filed a request to respond to the motion and requested a 30 day extension to file its statement of defense. On May 24, 2009, Achidatex filed its statement of defense. The Company believes that it is likely that the plaintiff’s motion for an exemption from payment of the court filing fee will be granted and that the lawsuit will therefore proceed. The Company believes that the plaintiff’s claim is unfounded and intends to vigorously defend against the claim. Due to the preliminary stage of the claim, management and its legal advisors cannot currently assess the outcome or possible adverse effect on its financial position or results of operations, however, management believes the Company has substantial legal arguments to oppose the allegations.

NOTE 7	SUBSEQUENT EVENTS

On June 8, 2009, the Company issued 209,424 shares of common stock, having a fair value of $40,000 at the date of issuance, to the former owner of Owen Mills. The shares were issued as the final payment under the agreement the Company signed on February 28, 2005 to acquire the business of Owen Mills.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 2008 contained in our 2008 Annual Report on Form 10-K. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

        Our main products include body armor, bomb disposal suits, bullet proof vests and jackets, ballistic wall coverings, bullet proof ceramic and polyethylene panels, V.I.P. car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products, tents and other camping, travel gear and Optical Germanium for night vision infra-red applications .

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

Material Trends

        Local Military Market. After the war between Israel and the Hezbollah in Lebanon in July and August of 2006, increased orders from the Israeli Ministry of Defense increased the demand for our products in this market. We benefited from this trend for the reminder of 2006 and through 2007. During 2008 the demand for our products decreased compared to the same period of 2007, but was significantly higher than in 2006. We believe that the demand for our products from the Israeli Ministry of Defense will continue at the current levels for the first half of 2009.

        As of June 10, 2009, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $1.9 million, including orders of approximately $0.4 million that we received subsequent to March 31, 2009. In the three month periods ended March 31, 2009 and 2008, sales to the Israeli Ministry of Defense were $2.4 million and $1.1 million, accounting for 40.5% and 35.6% of our sales, respectively.

        Export Military Market. Our customers in this market are military and law enforcement organizations mostly in South America, North America, Africa and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets.

        Since 2003, we have increased our export efforts as a consequence of the worldwide environment resulting from the events of September 11, 2001, the subsequent war on terrorism and the continuing conflict in Iraq. We are continuing our efforts to strengthen our position in our existing export markets in North America, South America, Asia and Europe, and to extend our presence to new export markets in Australia and Africa. We believe that although the demands for our products from these markets are inconsistent, they are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

        Since January 2008, we have experienced an increased demand for armored vehicles, from central and South African countries. We believe that the armor car business is growing and will become even more significant for us in the near future. The armor car business is characterized by higher gross margins than our traditional military products.

        The following table presents details of our export military sales during the three periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Sales to South America	$754,527	$44,987
Sales to North America	-	106,679
Sales to Europe and Asia	459,734	272,597
Sales to Africa	1,186,355	187,603
Total Export Military Sales	$2,400,616	$611,866

        Local Civilian Market. Our product range to the civilian market is diversified. In 2008, our local market business remained at a level consistent with 2007. We expect a moderate increase in this market during 2009.

        Backlog. We had approximately $6 million of unfilled customer orders at March 31, 2009, compared to $5.7 million of unfilled customer orders at March 31, 2008. As of March 31, 2009, our backlog included approximately $2.2 million of orders that were attributable to the Israeli Ministry of Defense, approximately $1.1 million of orders that were attributable to military customers in Africa, approximately $0.2 million of orders that were attributable to civilian customers in North America, approximately $0.6 millions of orders that were attributable to the local civilian market, and approximately $1.9 million of orders that were attributable to military customers in South America.

        Current Economic Overview. We generate revenues from sales of our products to the civilian and military markets. Accordingly, our business is affected by economic conditions. The volatile economic conditions have slowed-down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products. In addition, the turmoil in the financial markets may limit our ability to obtain financing in 2009. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets including investments, may be adversely affected if economic conditions deteriorate or continue to be volatile. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The turmoil in the financial markets may limit our ability to obtain financing for our working capital requirements.

        Exchange rate fluctuation. Exchange rate fluctuation affects our financial results in several ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S. dollar and the NIS. Accordingly, devaluation of the U.S. dollar against the NIS is reflected as comprehensive income in our consolidated statement.

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

        In the quarter ended March 31, 2009, the NIS depreciated against the U.S. dollar by approximately 10.1%, and our financial results were negatively impacted. However, because exchange rates between the U.S. dollar and the NIS fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

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

        Mayotex agreed to provide a shareholder loan to Mayosar of up to $2 million, under a timetable to be determined by Mayosar’s board of directors, which is controlled by Mayotex. The loan accrues interest at the rate of Libor + 2%. In addition, Mayotex agreed to pay Sarino Crystal Technologies Ltd. $1 million. Of such amount, $300,000 will be forgiven at the end of 24 months from the commencement of operations. In the event Mayosar reaches $10 million in sales during the 36 month period following the commencement of operations, the remaining $700,000 will not have to be repaid.

        On December 21, 2008, Mayosar signed an agreement with Isorad Ltd., an Israeli governmental company, or Isorad, to purchase certain knowledge, know how, equipment and inventory and the activity of a factory that manufactures germanium crystals for lenses used in infra-red night vision system applications, or the Isorad Agreement.

        Mayosar incorporated a wholly owned subsidiary named Isorad Optronics Ltd. that later changed its name to Isorad IR Optics Ltd., or Isorad IR, to acquire the Isorad assets. Mayosar agreed to pay Isorad royalties of 3% of total sales with no deductions, except transportation costs and VAT, for a period of 15 years commencing the effective date of the Isorad Agreement (the "Effective Date"). The minimum royalty will be NIS 500,000 (approximately $119,000) per year for the period beginning the Effective Date and ending on completion of the transfer of all activity from Isorad’s facilities (no later than 18 months from the Effective Date) and NIS 200,000 (approximately $48,800) per year or $50,000, whichever is greater, thereafter. Beginning the Effective Date, and for a 24 month period, Isorad has the right to acquire 5% of the outstanding share capital of Isorad IR. In the event that such shares are issued to Isorad, Mayosar will issue an additional 539 of its shares to Mayotex, so that Mayotex will retain a 50.1% ownership interest in the entire operation. During the four year period commencing the Effective Date, Mayosar has the option to purchase from Isorad the 5% interest in Isorad IR (if acquired by it) and the right to extinguish its royalty obligation to Isorad in consideration for $750,000 less all the royalties paid to Isorad by Mayosar. If the Israeli government does not approve the ownership of the Isorad IR shares by Isorad before December 31, 2009, Isorad will be paid $75,000 or NIS 300,000, whichever is greater, and the option to purchase the shares will terminate.

        The Isorad Agreement is subject to certain closing conditions, including a resolution to approve the transaction by Isorad’s board of directors that as of the balance sheet date have not been met. We are of the opinion, based on legal advice received, that the amounts paid under Sarino and Isorad agreements will be fully refundable to us in the event that Isorad will not fulfill the closing conditions.

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

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

        Net Revenues. Net revenues for the three months ended March 31, 2009 increased to $5,813,288 from $3,125,302 in the three months ended March 31, 2008, an increase of 86%. The increase is mainly attributable to an increase in our local military and export military market segments. In the period ended March 31, 2009, revenues from our local military market segment increased by approximately $1.1 million and our military export market segment grew by approximately $1.9 million. The increased revenues in our local military market segment are attributable to a general increase in demand for our products. The increased revenues in our export military market segment are attributable to a general increase in demand for our products, especially armored vehicles.

        The following table sets forth the breakdown of sales by segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008

Local civilian market	$821,276	$920,157
Export civilian market	160,459	267,217
Local military market	2,430,937	1,326,062
Export military market	2,400,616	611,866

Total	$5,813,288	$3,125,302

        Gross Profit. Gross profit for the three months ended March 31, 2009 was $1,491,728 compared to $743,144 for the three months ended March 31, 2008. This increase in gross profit is primarily attributable to the increase in revenues from sales. Our gross profit margin for the three months ended March 31, 2009 increased to 25.7% compared to 23.8% for the three months ended March 31, 2008.

        Selling Expenses. Selling expenses for the three months ended March 31, 2009 increased by 16.9% to $183,776 from $157,144 for the three months ended March 31, 2008. The increase in our selling expenses was attributable primarily to the increase in export sales and commissions paid on export sales.

        General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2009 decreased by 1.6% to $529,894 from $538,325 for the three months ended March 31, 2008. This stability is primarily due to our successful effort to keep expenses consistent.

        Financial (Expenses) Income, Net. We had financial income, net of $441,025 for the three months ended March 31, 2009 compared to financial expenses, net of $115,258 for the three months ended March 31, 2008. Our financial income is primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a gain of $390,967 for the three months ended March 31, 2009 compared to a loss of $112,778 for the three months ended March 31, 2008.

        Other Income (Expense), Net. We had other income, net for the three months ended March 31, 2009 of $164,204 as compared to other expense, net of $40,480 for the three months ended March 31, 2008. Our other income in three months ended March 31, 2009 is mainly attributable to a gain derived from sales of tradable securities of $19,875 and an unrealized gain of $105,578 on tradable securities. Our other expense in three months ended March 31, 2008 is mainly attributable to a loss of $50,207 derived from sales of tradable securities.

        Income Tax Expense. Our income tax expense for the three months ended March 31, 2009 was $284,851 compared to income tax expense of $79,694 for the three months ended March 31, 2008. The increase in income tax expense was mainly due to the increase in our operating income in the three months ended March 31, 2009.

        Extraordinary Income. We didn’t record any extraordinary income for the three months ended March 31, 2009. For the three months ended March 31, 2008, we recognized and recorded extraordinary income of $4,681,838, net of tax, from the payments to our three subsidiaries, Export Erez, Mayotex and Achidatex, by the Israeli Government with respect to their evacuation from the Gaza Industrial Zone.

        Noncontrolling Interest. For the three months ended March 31, 2009, we did not recognize or record any noncontrolling interest, compared with the noncontrolling interest in our profit of $41,417 for the three months ended March 31, 2008.

        Net Income. In the three months ended March 31, 2009 our consolidated net income of controlling interest was $1,098,436, compared to of $4,452,664 for the three months ended March 31, 2008.

Liquidity and Capital Resources

        As of March 31, 2009, we had $2,549,140 in cash and cash equivalents, $1,796,171 in trading securities and working capital of $9,271,253 as compared to $ $1,719,921 in cash and cash equivalents, $2,384,727 in trading securities and working capital of $10,088,528 at December 31, 2008. The decrease in our working capital position at March 31, 2009 reflects our increased accounts receivable arising from the increase in revenues.

        The current economic climate and the uncertainty in the global financial markets resulting from the recent disruption in credit markets may affect our ability to raise additional funds in the future, if required. There can be no assurance that such additional financing will be available to us, or if available, will be on terms favorable to our company.

        On October 30, 2008, our Board of Directors authorized a stock repurchase program, which authorizes the use of up to $450,000 for the purchase of shares of common stock of our company over a period of six months. As of May 10, 2009 we have not purchased any shares as part of this program, but we repurchased 1,050,000 shares purchased from the former minority shareholders in December 31, 2008 in connection with our purchase of their minority interests.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Three months ended
	March 31, 2009	March 31, 2008

Net cash provided by operating activities	$622,727	$1,392,523
Cash provided by extraordinary items	-	2,691,838
Net cash provided by (used in) investing activities	1,126,092	(1,047,722)
Net cash used in financing activities	(840,557)	(279,064)
Net increase in cash and cash equivalents	829,219	2,817,234
Cash and cash equivalents at beginning of period	1,719,921	1,120,054
Cash and cash equivalents at end of period	2,549,140	3,937,288

        Net cash provided by operating activities was $622,727 for the three months ended March 31, 2009 as compared to $1,392,523 provided by operating activities in the three months ended March 31, 2008. This was primarily provided from net income of $1,098,436, an increase in accounts payable of $286,337, a decrease in trading securities of $486,105, and a decrease in other current assets of $458,564, offset by an increase in accounts receivable of $1,052,033, and an increase in inventories of $290,005.

        Net cash provided by investing activities was $1,126,092 for the three months ended March 31, 2009 as compared to $1,047,722 net cash used in the three months March 31, 2008. During the three months ended March 31, 2009, $2,000,000 was provided from the redemption of bank deposits, $41,455 was used to purchase fixed assets and $832,453 was used to purchase of a business.

        Net cash used in financing activities was $840,557 for the three months ended March 31, 2009 as compared to $279,064 net cash used in financing activities for the three months ended March 31, 2008. During the three months March 31, 2009, we incurred further short-term debt of $166,459, repaid $101,295 of long-term debt and repaid $905,721 to related party creditors for the purchase of Achidatex shares.

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

        In the year ended December 31, 2008, the inflation rate in Israel was 3.8% and the NIS appreciated in relation to the U.S. dollar at a rate of 1.14%, from NIS 3.846per $1 on December 31, 2007 to NIS 3.802 per $1 on December 31, 2008. In the period ending in March 31, 2009 deflation in Israel was0.1% while the NIS devaluated in relation to the U.S. dollar at a rate of 10.1%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

        We did not enter into any foreign exchange contracts or hedging transactions in the three months ended March 31, 2009.

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

Off-balance Sheet Arrangements

        None.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of March 31, 2009.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$728,537	$299,232	$360,953	$68,352	$-
Estimated interest
payments on long-term debt
obligations	65,467	34,343	27,763	3,361	-
Operating lease obligations	289,388	235,663	51,576	2,149	-

Total	$1,083,392	$569,238	$440,292	$73,862	$-

Critical Accounting Policies

        A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes to these policies in the three months ended March 31, 2009.

Recent Accounting Pronouncements adopted in the reported period

        In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.  The adoption of SFAS 141(R) will be effective for business combinations consummated in 2009.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”   (SFAS 160).  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of SFAS 160 shall be applied prospectively. As a result of the adoption of SFAS 160, we reclassified the noncontrolling interest as a component of equity in prior years.

        In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities”, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our interim financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures for the Company’s 2009 fiscal year and the application to useful life estimates prospectively for intangible assets acquired after December 15, 2008. The Company adopted FSP No. FAS 142-3 as of the beginning of fiscal year 2009. Our adoption of FSP No. FAS 142-3 did not have a material impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

        Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2006, 2007 and 2008, the U.S dollar depreciated against the NIS by approximately 8%, 9%, 1%, respectively. In the first fiscal quarter of 2009, the U.S dollar appreciated in relation to the NIS by approximately 10%.

Item 4.	Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, or the Exchange Act, reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings

        On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against our subsidiaries, Export Erez USA Inc. and Achidatex, and its chief executive officer, Mr. Avraham Hazor. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, because Achidatex allegedly failed to register patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.4 million), and claiming for all rights in the patent. Contemporaneously with the filing of the claim, the plaintiff also filed a motion seeking an exemption from payment of the requisite court filing fee, and stated that he would withdraw the lawsuit if the motion is not granted. On March 12, 2009, Achidatex filed a request to respond to the motion and requested a 30 day extension to file its statement of defense. On May 24, 2009, We filed our statement of defense. We believe that it is likely that the plaintiff’s motion for an exemption from payment of the court filing fee will be granted and that the lawsuit will therefore proceed. We believe that the plaintiff’s claim is unfounded and intend to vigorously defend against the claim. Due to the preliminary stage of the claim, we and our legal advisors cannot currently assess the outcome or possible adverse effect on our financial position or results of operations, however, we believe we have substantial legal arguments to oppose the allegations.

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

        There have been no other material changes to our “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 2009	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Joseph Postbinder —————————————— Joseph Postbinder Chairman and Chief Executive Officer