Form 10-Q/A
period 2009-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2009-06-25
CIK 1069563

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A of Defense Industries Ltd. for the quarterly period ended March 31, 2009 filed on June 11, 2009 (the “Form 10-Q/A”) is being filed solely to correct a typographical error in “Item 1. Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2009 and 2008.” The years above the columns in the heading of the table were inadvertently reversed. The corrected first column now reads 2009 and the second column reads 2008.

For the convenience of the reader, the Form 10-Q/A is being refiled in its entirety.

Other than as expressly set forth above, this Form 10-Q/A, and the exhibits filed herewith, does not, and does not purport to, amend, update or restate the information in the Form 10-Q or reflect any events that have occurred after the Form 10-Q was filed.

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

Dated: June 25, 2009	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Baruch Tosh —————————————— Baruch Tosh Chief Executive Officer