Form 10-Q
period 2009-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2009-08-14
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of August 14, 2009 the issuer had 28,150,535 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION:

Item 1.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,411,492	$1,719,921
Restricted bank deposits	-	3,000,000
Accounts receivable, net of allowance for doubtful accounts
of $288,332 and $298,354, respectively	3,513,142	3,449,852
Inventories	4,781,290	5,373,627
Trading securities	2,154,927	2,384,727
Deferred taxes	93,223	168,231
Other current assets	238,629	178,825

Total Current Assets	14,192,703	16,275,183

PROPERTY, PLANT AND EQUIPMENT, NET	1,922,163	2,177,526

OTHER ASSETS
Funds in respect of employee rights upon retirement	711,917	646,905
Deferred taxes	53,659	62,873
Refundable deposits for the purchase of a business (Note 2)	1,939,104	1,000,000

Total Other Assets	2,704,680	1,709,778

TOTAL ASSETS	$18,819,546	$20,162,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

LIABILITIES AND EQUITY

	June 30, 2009	December 31, 2008
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$1,615,966	$1,720,913
Accounts payable - related parties	184,985	1,581,097
Short-term debt	843,713	956,801
Common stock to be issued	-	40,000
Other current liabilities	1,399,346	1,887,844

Total Current Liabilities	4,044,010	6,186,655

LONG-TERM LIABILITIES
Long-term portion of debt	390,105	555,044
Liability for employee rights upon retirement	838,515	821,909

Total Long-Term Liabilities	1,228,620	1,376,953

TOTAL LIABILITIES	5,272,630	7,563,608

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares
authorized, 29,200,535 shares issued and 28,150,535
shares outstanding at June 30, 2009 and 28,991,111
shares issued and 27,941,111 shares outstanding at
December 31, 2008	2,920	2,899
Additional paid-in capital	2,997,370	2,957,391
Treasury stock (1,050,000 shares at cost)	(252,000)	(252,000)
Retained earnings	10,883,877	9,654,086
Accumulated other comprehensive (loss) income	(85,251)	236,503

Total Equity	13,546,916	12,598,879

TOTAL LIABILITIES AND EQUITY	$18,819,546	$20,162,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

NET REVENUES	3,576,137	$4,477,086	9,389,425	$7,602,388

COST OF SALES	2,823,512	3,300,324	7,145,072	5,682,482

GROSS PROFIT	752,625	1,176,762	2,244,353	1,919,906

OPERATING EXPENSES
Selling	148,279	372,690	332,055	529,834
General and administrative	456,474	602,904	986,368	1,141,229
Compensation from government (Note 5)	(223,913)	-	(223,913)	-

Total Operating Expenses	380,840	975,594	1,094,510	1,671,063

INCOME FROM OPERATIONS	371,785	201,168	1,149,843	248,843

OTHER (EXPENSES) INCOME
Financial expenses	(444,895)	(360,108)	(477,582)	(693,399)
Financial income	220,839	208,865	694,551	426,898
Other income (expenses), net	57,001	(56,189)	221,205	(96,669)

Total Other (Expenses) Income	(167,055)	(207,432)	438,174	(363,170)

INCOME (LOSS) BEFORE INCOME TAXES	204,730	(6,264)	1,588,017	(114,327)

Income tax expenses	(73,375)	(9,310)	(358,226)	(89,004)

NET INCOME (LOSS) BEFORE EXTRAORDINARY INCOME	131,355	(15,574)	1,229,791	(203,331)

Extraordinary income, net of tax	-	228,703	-	4,910,541

NET INCOME	131,355	213,129	1,229,791	4,707,210

Less net income attributable to noncontrolling interest	-	(18,042)	-	(59,459)

NET INCOME attributable to controlling interest	131,355	195,087	1,229,791	4,647,751

Net income (loss) per share attributable to controlling interest from
continuing operations - basic and diluted	$0.005	$(0.001)	$0.044	$(0.005)
Net extraordinary income per share attributable to controlling interest -
basic and diluted	-	0.008	-	0.166

Net income per share attributable to controlling interest - basic and
diluted	0.005	0.007	0.044	0.161

Weighted average number of shares outstanding - basic and diluted	27,991,741	28,991,111	27,966,566	28,942,120

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Dollars	Shares	Dollars

Balance as of January 1, 2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$9,654,086	$236,503		$12,598,879	$-	$12,598,879

Common stock issued
to acquire Rizzo Inc	209,424	21	-	-	39,979	-	-		40,000	-	40,000

Comprehensive income:

Net income	-	-	-	-	-	1,229,791	-	$1,229,791	1,229,791	-	1,229,791

Foreign currency
translation loss	-	-	-	-	-	-	(321,754)	(321,754)	(321,754)	-	(321,754)

Total comprehensive income								$908,037

Balance as of June 30, 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,883,877	$(85,251)		$13,546,916	$-	$13,546,916

Balance as of January 1, 2008	28,867,272	$2,886	-	$-	$2,764,328	$4,165,069	$488,808		$7,421,091	$1,077,708	$8,498,799

Common stock issued to
acquire Rizzo Inc.	123,839	13	-	-	39,987	-	-		40,000	-	40,000

Comprehensive income:

Net income	-	-	-	-	-	4,647,751	-	$4,647,751	4,647,751	59,459	4,707,210

Foreign currency
translation gain	-	-	-	-	-	-	1,189,619	1,189,619	1,189,619	97,242	1,286,861

Total comprehensive income								$5,837,370

Balance as of June 30, 2008	28,991,111	$2,899	-	$-	$2,804,315	$8,812,820	$1,678,427		$13,298,461	$1,234,409	$14,532,870

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Dollars	Shares	Dollars

Balance as of April 1, 2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$10,752,522	$(955,134)		$12,505,678	$-	$12,505,678

Common stock issued
to acquire Rizzo Inc.	209,424	21	-	-	39,979	-	-		40,000	-	40,000

Comprehensive income:

Net income	-	-	-	-	-	131,355	-	$131,355	131,355	-	131,355

Foreign currency
translation gain	-	-	-	-	-	-	869,883	869,883	869,883	-	869,883

Total comprehensive income								$1,001,238

Balance as of June 30, 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,883,877	$(85,251)		$13,546,916	$-	$13,546,916

Balance as of April 1, 2008	28,991,111	$2,899	-	$-	$2,804,315	$8,617,733	$1,113,199		$12,538,146	$1,171,444	$13,709,590

Comprehensive income:

Net income	-	-	-	-	-	195,087	-	$195,087	195,087	18,042	213,129

Foreign currency
translation gain	-	-	-	-	-	-	565,228	565,228	565,228	44,923	610,151

Total comprehensive income								$760,315

Balance as of June 30, 2008	28,991,111	$2,899	-	$-	$2,804,315	$8,812,820	$1,678,427		$13,298,461	$1,234,409	$14,532,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED

	For the Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,229,791	$4,707,210
Less - extraordinary income, net of tax	-	(4,910,541)

	1,229,791	(203,331)

Adjustments to reconcile net income to net cash provided by operating activities:
Items not affecting cash:
Depreciation and amortization	273,116	288,893
Gain from sale of property, plant and equipment	(20,559)	(9,980)
Provision for doubtful accounts	(2,138)	19,417
Deferred taxes	74,495	24,238
Net unrealized (gain) loss on trading securities	(115,284)	119,632
Accrued interest and exchange rate differences of long-term debt	(848)	-
Accrued interest and exchange rate differences on payments for the
purchase of a business	(52,581)	-
Accrued interest and exchange rate differences on deposits	(171,870)	-

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(155,519)	511,218
Increase in inventories	(58,235)	(1,731,460)
Decrease (increase) in trading securities	268,088	(1,125,790)
(Decrease) increase in related parties accounts	(178,138)	119,823
Decrease (increase) in other current assets	417,792	(152,008)
(Increase) decrease in funds in respect of employee rights
upon retirement	(81,240)	12,627
Decrease in accounts payable	(237,215)	(107,757)
Increase in deferred income	-	461,013
Decrease in other current liabilities	(245,656)	(227,157)
Increase in liability for employee rights upon retirement	39,639	83,547

Net cash provided by (used in) Operating Activities	983,638	(1,917,075)
Cash provided by extraordinary items	-	4,910,541

	983,638	2,993,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term bank deposit	-	(1,891,633)
Redemption of restricted bank deposits	3,000,000	-
Purchases of property, plant and equipment	(76,594)	(125,682)
Proceeds from sale of property, plant and equipment	23,658	22,201
Refundable deposit for purchase of a business	(880,934)	-

Net cash provided by (used in) Investing Activities	2,066,130	(1,995,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(46,314)	(69,361)
Proceeds from long-term debt	-	48,213
Repayment of long-term debt	(185,635)	(288,312)
Redemption of related party creditors	(1,200,000)	-

Net cash used in Financing Activities	(1,431,949)	(309,460)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	73,752	39,594

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,691,571	728,486

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,719,921	1,120,054

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,411,492	$1,848,540

INTEREST PAID	$29,573	$50,863

TAXES PAID	$490,292	$46,980

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

Pursuant to the agreement signed on February 28, 2005 to acquire the business of Rizzo Inc. (doing business as Owen Mills Company), on June 8, 2009 and March 18, 2008 the Company issued 209,424 and 123,839 shares of common stock, respectively, having a fair value of $40,000 each at the date of issuance to the former shareholders of Rizzo Inc.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of June 30, 2009 and for the three and six month periods then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2008, except as otherwise stated below.

C.	The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the three and six months periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2008 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The interim financial statements include the accounts of Defense Industries International, Inc., its wholly owned subsidiaries, Export Erez USA, Inc., Rizzo Inc. (doing business as Owen Mills Company), Export Erez, Ltd. (“Export Erez”), Mayotex, Ltd. (“Mayotex”), Dragonwear Trading Ltd. (“Dragonwear”), and Achidatex Nazareth Elite (1977) Ltd. (“Achidatex”), (assets and liabilities – 100% as of June 30, 2009 and December 31, 2008, respectively, and operations – 100% and 76% in the three and six months ended June 30, 2009, and 2008, respectively).

All significant inter-company accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

E.	Per share data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and six months ended June 30, 2009 and 2008 common stock equivalents to purchase 202,500 shares of common stock were not included in diluted income (loss) per share because their effect is anti-dilutive.

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

G.	Recent accounting pronouncements adopted in the reported period

In April 2009, the Financial Accounting Standard Based (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 did not have a significant impact on the Company’s interim consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. FSP 115-2/124-2 did not have a significant impact on the Company’s interim consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of fiscal year 2009.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

In May 2009, SFAS No. 165, Subsequent Events, was issued by the FASB, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company has adopted SFAS No. 165 for the period ended June 30, 2009, and its application had no impact on the Company’s condensed financial statements. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, August 14, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162 (SFAS 168). The statement confirmed that the FASB Accounting Standards Codification (the Codification) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of 2009. The Company does not expect the adoption of SFAS 168 to have any substantive impact on its Condensed Consolidated Financial Statements or related footnotes.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2	TENTATIVE ACQUISITIONS

On December 17, 2008, Mayotex entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (“Sarino”) to cooperate in the manufacture of optical grade Germanium crystals and sales of optical and infra-red night vision products utilizing the Germanium crystals (the “Sarino Agreement”). As of the balance sheet date, Isorad Ltd.‘s (“Isorad”) board of directors has not approved the Isorad Transaction as discussed below.

Pursuant to the Sarino Agreement and subject to the approval of the Isorad Transaction:

(1) Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex will have operational control of Mayosar.

(2) In consideration of the above, Mayotex will pay Sarino $1 million, out of which, $300,000 will be non-refundable to Mayotex upon 24 months following the execution of the Isorad agreement, as detailed below and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar. The $1 million payment is currently being held in escrow pending completion of the Isorad Transaction.

(3) Mayotex agreed to provide Mayosar with a loan of up to $2 million. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

As of June 30, 2009, Mayotex provided loans of $1 million to Sarino and $900,000 to Mayosar. Such payments are recognized as refundable deposits for the above transaction.

On December 21, 2008, Mayosar, through its wholly owned subsidiary Isorad IR Optics Ltd., (“Optics”), entered into an agreement to purchase the Germanium Crystals Business of Isorad, consisting of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications (“Isorad Agreement”).

Pursuant to the Isorad Agreement, Optics is to pay royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement ( the “Effective Date”), with a minimum amount of approximately $125,000 payable per year during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $50,000 per year during the following years of the royalties payment period.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Management is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements will be fully refundable to the Company in the event that the Isorad transaction is not consummated.

NOTE 3	INVENTORIES

Consist of:

	June 30, 2009	December 31, 2008

Raw materials (1)	$3,217,526	$3,527,373
Work in progress	719,844	754,932
Finished goods	843,920	1,091,322

	$4,781,290	$5,373,627

(1) As of December 31, 2008, includes advanced payment to purchase inventory for $513,447.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the six months
ended June 30, 2009:

Revenue from sales	$1,155,330	$422,853	$4,206,024	$3,605,218	$9,389,425
Gross Profits	388,704	54,562	873,311	927,776	2,244,353
Corporate unallocated costs					1,094,510
Income from operations					1,149,843

For the three months
ended June 30, 2009:

Revenue from sales	$334,054	$262,394	$1,775,087	$1,204,602	$3,576,137
Gross Profits	67,581	92,608	349,665	242,771	752,625
Corporate unallocated costs					380,840
Income from operations					371,785

For the six months
ended June 30, 2008:

Revenue from sales	$2,186,102	$591,372	$2,784,788	$2,040,126	$7,602,388
Gross Profits	498,088	129,525	863,216	429,077	1,919,906
Corporate unallocated costs					1,671,063
Income from operations					248,843

For the three months
ended June 30, 2008:

Revenue from sales	$1,265,945	$324,155	$1,458,726	$1,428,260	$4,477,086
Gross Profits	313,169	108,693	476,195	278,705	1,176,762
Corporate unallocated costs					975,594
Income from operations					201,168

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

B.	Geographic Areas – revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Israel	$2,109,141	$2,724,671	$5,361,354	$4,970,890
South America	453,889	394,962	1,208,416	439,949
North America	439,048	453,727	599,507	827,623
Europe and Asia	372,923	340,597	832,657	613,194
Africa	201,136	563,129	1,387,491	750,732

Total Sales	$3,576,137	$4,477,086	$9,389,425	$7,602,388

C.	Single Customer Exceeding 10% of Sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Customer A (Military Local)	$1,710,202	$1,458,726	$4,141,138	$2,784,788
Customer B (Military Export)	91,282	-	1,155,205	-

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 5	COMPENSATION FROM GOVERNMENT

Export Erez and Mayotex received $53,002 and $170,911, respectively, as compensation from the Israeli Government, under the “Property tax and compensation payments for war damages” Regulations, for the loss of employment days and potential revenues during the last two years due to the security and military situation in the area in which Export Erez and Mayotex were located.

NOTE 6	COMMITMENTS AND CONTINGENCIES

On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against the Company’s subsidiaries, Export Erez USA Inc. and Achidatex, and its chief executive officer, Mr. Avraham Hazor. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, because Achidatex allegedly failed to register patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.6 million), and claiming all rights in the patent. Contemporaneously with the filing of the claim, the plaintiff also filed a motion seeking an exemption from payment of the requisite court filing fee, which motion was subsequently granted. The Company believes that the plaintiff’s claim is unfounded and that it has substantial legal arguments to oppose the allegations. The Company intends to vigorously defend against the claim and is considering a possible counterclaim.

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

        Our main products include body armor, bomb disposal suits, bullet proof vests and jackets, ballistic wall coverings, bullet proof ceramic and polyethylene panels, V.I.P. car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products, tents and other camping, travel gear and optical Germanium for night vision infra-red applications.

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

Material Trends

        Local Military Market. After the war between Israel and the Hezbollah in Lebanon in July and August of 2006, increased orders from the Israeli Ministry of Defense increased the demand for our products in this market. We benefited from this trend for the remainder of 2006 and through 2007. During 2008 the demand for our products decreased compared to the same period of 2007, but was significantly higher than in 2006. We believe that on an annual basis the demand for our products from the Israeli Ministry of Defense will continue at the levels similar to the demand in 2008.

        As of August 5, 2009, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $2.2 million, including orders of approximately $0.3 million that we received subsequent to June 30, 2009. In the six month periods ended June 30, 2009 and 2008, sales to the Israeli Ministry of Defense were $4.1 million and $2.8 million, accounting for 44.1% and 36.6% of our sales, respectively.

        Export Military Market. Our customers in this market are military and law enforcement organizations mostly in South America, North America, Africa and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets.

        We are continuing our efforts to strengthen our position in our existing export markets in North America, South America, Asia and Europe and to extend our presence to new export markets in Australia and Africa. We believe that although the demands for our products from these markets are inconsistent, they are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

        Since January 2008, we have experienced an increased demand for armored vehicles from central and South African countries. We believe that the armored car business is growing and will become even more significant for us in the near future. The armored car business is characterized by higher gross margins than our traditional military products.

        The following table presents details of our export military sales during the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales to South America	$453,889	$394,962	$1,208,416	$439,949
Sales to North America	176,654	129,572	176,654	236,251
Sales to Europe and Asia	372,923	340,597	832,657	613,194
Sales to Africa	201,136	563,129	1,387,491	750,732

Total Export Military Sales	$1,204,602	$1,428,260	$3,605,218	$2,040,126

        Local Civilian Market. In the first six months of 2009, we experienced a decrease in demand for products we market in our local market. We expect the same trend in this market during the remainder of 2009.

        Current Economic Overview. We generate revenues from sales of our products to the civilian and military markets. Accordingly, our business is affected by economic conditions. The volatile economic conditions have slowed down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in global economic conditions could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products. In addition, the turmoil in the financial markets may limit our ability to obtain financing in 2009. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets including investments, may be adversely affected if economic conditions deteriorate or continue to be volatile. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The turmoil in the financial markets may limit our ability to obtain financing for our working capital requirements.

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

        In the quarter ended June 30, 2009, the U.S. dollar depreciated against the NIS by approximately 6.4%, and our financial results were positively impacted. However, because exchange rates between the U.S. dollar and the NIS fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

Former Operations in the Erez Industrial Zone

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

        The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, including the “Evacuation Compensation Law” that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex, filed claims for compensation pursuant to the Evacuation Compensation Law. In 2006, we were notified that we would receive advance payment in the aggregate amount of $523,000. We applied this payment against the receivable established in 2005 and recorded the excess payment of $240,658, net of taxes, as extraordinary gain.

        On February 18, 2008 Export Erez, Mayotex and Achidatex signed definitive agreements with SELA, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6.0 million, net of 5% related taxes, receipt of the previous advance payment and the other associated costs.

Tentative acquisitions

        On December 17, 2008, Mayotex entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (“Sarino”) to cooperate in the manufacture of optical grade Germanium crystals and sales of optical and infra-red night vision products utilizing the Germanium crystals (the “Sarino Agreement”). As of the balance sheet date, Isorad Ltd.‘s (“Isorad”) board of directors has not approved the Isorad Transaction as discussed below.

        Pursuant to the Sarino Agreement and subject to the approval of the Isorad Transaction:

—	Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex will have operational control of Mayosar.

—	In consideration of the above, Mayotex will pay Sarino $1 million, out of which, $300,000 will be non-refundable to Mayotex upon 24 months following the execution of the Isorad agreement, as detailed below and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar. The $1 million payment is currently being held in escrow pending completion of the Isorad Transaction.

—	Mayotex agreed to provide Mayosar with a loan of up to $2 million. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

        As of June 30, 2009, Mayotex provided loans of $1 million to Sarino and $900,000 to Mayosar. Such payments are recognized as refundable deposits for the above transaction.

        On December 21, 2008, Mayosar, through its wholly owned subsidiary Isorad IR Optics Ltd., (“Optics”), entered into an agreement to purchase the Germanium Crystals Business of Isorad, consisting of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications (“Isorad Agreement”).

        Pursuant to the Isorad Agreement, Optics is to pay royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement ( the “Effective Date”), with a minimum amount of approximately $125,000 payable per year during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $50,000 per year during the following years of the royalties payment period.

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

        Our management is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements will be fully refundable to us in the event that the Isorad transaction is not consummated.

Results of Operations

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

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

        Net Revenues. Net revenues for the three months ended June 30, 2009 decreased to $3,576,137 from $4,477,086 in the three months ended June 30, 2008, a decrease of 20.1%. The decrease is mainly attributable to a decrease of approximately $0.9 million in our local civilian market segment, a decrease of approximately $62,000 in our export civilian market segment, and a decrease of approximately $0.2 million in our export military market segment, which was offset by an increase of approximately $0.3 million in our local military market segment. The increased revenues in our local military market segment are attributable to an increase in demand for our products from the Israeli Ministry of Defense. The decreased revenues in our export military market and civilian markets segments are attributable to a general decrease in demand for our products in those markets.

        The following table sets forth the breakdown of sales by segment for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008

Local civilian market	$334,054	$1,265,945
Export civilian market	262,394	324,155
Local military market	1,775,087	1,458,726
Export military market	1,204,602	1,428,260

Total	$3,576,137	$4,477,086

        Gross Profit. Gross profit for the three months ended June 30, 2009 was $752,625 compared to $1,176,762 for the three months ended June 30, 2008. Our gross profit margin for the three months ended March 31, 2009 decreased to 21.0% compared to 26.3% for the three months ended June 30, 2008. This decrease in gross profit is primarily attributable to the decrease in revenues from sales. The decrease in gross profit margin is primarily attributable to the 20.1% decrease in revenues while our cost of sales decreased by only 14.5%, which is primarily due to our fixed costs that are not revenue-dependent, and due to the depreciation of the U.S. dollar against the NIS.

        Selling Expenses. Selling expenses for the three months ended June 30, 2009 decreased by 60.2% to $148,279 from $372,690 for the three months ended June 30, 2008. The decrease in our selling expenses was attributable primarily to the decrease in export sales commissions.

        General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 decreased by 24.3% to $456,474 from $602,904 for the three months ended June 30, 2008. This decrease is primarily attributable to the appreciation of the U.S. dollar against the NIS.

        Compensation from Israeli Government. Export Erez and Mayotex received $53,002 and $170,911, respectively, as compensation from the Israeli Government under the “Property tax and compensation payments for war damages” regulations, for the loss of employment days and potential revenues during the last two years due to the security and military situation in the area in which Export Erez and Mayotex are located.

        Financial (Expenses) Income, Net. We had financial expenses, net of $224,056 for the three months ended June 30, 2009 compared to financial expenses, net of $151,243 for the three months ended June 30, 2008. Our financial expenses are primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $233,599 for the three months ended June 30, 2009 compared to a loss of $134,483 for the three months ended June 30, 2008.

        Other Income (Expense), Net. We had other income, net for the three months ended June 30, 2009 of $57,001 as compared to other expense, net of $56,189 for the three months ended June 30, 2008. Our other income in three months ended June 30, 2009 is attributable to a $42,489 gain derived from revaluation of funds in respect of employee rights upon retirement, a $4,805 gain derived from sales of tradable securities and a $9,707 unrealized gain on tradable securities. Our other expense for the three months ended June 30, 2008 is mainly attributable to a $12,416 loss from sales of tradable securities and a $45,777 unrealized loss on tradable securities.

        Income Tax Expense. Our income tax expense for the three months ended June 30, 2009 was $73,375 compared to income tax expense of $9,310 for the three months ended June 30, 2008. The increase in income tax expense was mainly due to the increase in our income before income taxes in the three months ended June 30, 2009.

        Extraordinary Income. We didn’t record any extraordinary income for the three months ended June 30, 2009. For the three months ended June 30, 2008, we recognized and recorded extraordinary income of $228,703, net of tax, from the payments to our three subsidiaries, Export Erez, Mayotex and Achidatex, by the Israeli Government with respect to their evacuation from the Gaza Industrial Zone.

        Noncontrolling Interest. For the three months ended June 30, 2009, we did not recognize or record any noncontrolling interest, compared with the noncontrolling interest in our profit of $18,042 for the three months ended June 30, 2008 with respect to a subsidiary that is now wholly-owned.

        Net Income. For the three months ended June 30, 2009 our consolidated net income of controlling interest was $131,355, compared to $195,087 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

        Net Revenues. Net revenues for the six months ended June 30, 2009 increased to $9,389,425 from $7,602,388 in the six months ended June 30, 2008, an increase of 23.5%. The increase is mainly attributable to an increase in our local military and export military market segments. In the period ended June 30, 2009, revenues from our local military market segment increased by approximately $1.4 million and our military export market segment grew by approximately $1.6 million. The increased revenues in our local military market segment are attributable to an increase in demand for our products. The increased revenues in our export military market segment are attributable to a general increase in demand for our products during the first quarter, especially armored vehicles, which demand moderated during the second quarter of 2009. The following table sets forth the breakdown of sales by segment for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008

Local civilian market	$1,155,330	$2,186,102
Export civilian market	422,853	591,372
Local military market	4,206,024	2,784,788
Export military market	3,605,218	2,040,126

Total	$9,389,425	$7,602,388

        Gross Profit. Gross profit for the six months ended June 30, 2009 was $2,244,353 compared to $1,919,906 for the six months ended June 30, 2008. This increase in gross profit is primarily attributable to the increase in revenues from sales. Our gross profit margin for the six months ended June 30, 2009 decreased to 23.9% compared to 25.3% for the six months ended June 30, 2008.

        Selling Expenses. Selling expenses for the six months ended June 30, 2009 decreased by 37.3% to $332,055 from $529,834 for the six months ended June 30, 2008. The decrease in our selling expenses was attributable primarily to lower commissions due to the decrease in sales in our export civilian market.

        General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 decreased by 13.6% to $986,368 from $1,141,229 for the six months ended June 30, 2008. This decrease is primarily attributable to the appreciation of the U.S. dollar against the NIS.

        Financial (Expenses) Income, Net. We had financial income, net of $216,969 for the six months ended June 30, 2009 compared to financial expenses, net of $266,501 for the six months ended June 30, 2008. Our financial income is primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a gain of $157,368 for the six months ended June 30, 2009 compared to a loss of $261,540 for the six months ended June 30, 2008.

        Other Income (Expense), Net. We had other income, net for the six months ended June 30, 2009 of $221,205 as compared to other expense, net of $96,669 for the six months ended June 30, 2008. Our other income in six months ended June 30, 2009 is mainly attributable to revaluation of funds in respect of employee rights upon retirement of $81,240, a gain derived from sales of tradable securities of $24,680 and an unrealized gain of $115,285 on tradable securities. Our other expense in six months ended June 30, 2008 is mainly attributable to a $55,046 loss derived from sales of tradable securities and a $53,007 unrealized loss on tradable securities.

        Income Tax Expense. Our income tax expense for the six months ended June 30, 2009 was $358,226 compared to income tax expense of $89,004 for the six months ended June 30, 2008. The increase in income tax expense was mainly due to the increase in our income before income taxes in the six months ended June 30, 2009.

        Extraordinary Income. We did not record any extraordinary income for the six months ended June 30, 2009. For the six months ended June 30, 2008, we recognized and recorded extraordinary income of $4,910,541, net of tax, from the payments to our three subsidiaries, Export Erez, Mayotex and Achidatex, by the Israeli Government with respect to their evacuation from the Gaza Industrial Zone.

        Noncontrolling Interest. For the six months ended June 30, 2009, we did not recognize or record any noncontrolling interest, compared with the noncontrolling interest in our profit of $59,459 for the six months ended June 30, 2008 with respect to a subsidiary that is now wholly-owned.

        Net Income. In the six months ended June 30, 2009 our consolidated net income of controlling interest was $1,229,791, compared to $4,647,751 for the six months ended June 30, 2008.

Liquidity and Capital Resources

        As of June 30, 2009, we had $3,411,492 in cash and cash equivalents, $2,154,927 in trading securities and working capital of $10,148,693 as compared to $1,719,921 in cash and cash equivalents, $2,384,727 in trading securities and working capital of $10,088,528 at December 31, 2008.

        The current economic climate and the uncertainty in the global financial markets resulting from the disruption in credit markets may affect our ability to raise additional funds in the future, if required. There can be no assurance that such additional financing will be available to us, or if available, will be on terms favorable to our company.

        On October 30, 2008, our Board of Directors authorized a stock repurchase program, which authorizes the use of up to $450,000 for the purchase of shares of common stock of our company over a period of six months. We did not purchase any shares as part of this program, but we purchased 1,050,000 shares from our former minority shareholders in December 31, 2008 in connection with our purchase of their minority interests.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Six months ended
	June 30, 2009	June 30, 2008

Net cash provided by (used in) operating activities	$983,638	$(1,917,075)
Cash provided by extraordinary items	-	4,910,541
Net cash provided by (used in) investing activities	2,066,130	(1,995,114)
Net cash used in financing activities	(1,431,949)	(309,460)
Net increase in cash and cash equivalents	1,691,571	728,486
Cash and cash equivalents at beginning of period	1,719,921	1,120,054
Cash and cash equivalents at end of period	3,411,492	1,848,540

        Net cash provided by operating activities was $983,638 for the six months ended June 30, 2009 as compared to $1,917,075 used in operating activities in the six months ended June 30, 2008. This was primarily provided from net income of $1,229,791, a decrease in trading securities of $268,088, and a decrease in other current assets of $417,792, offset by a decrease in accounts payable of $237,215, and a decrease in other current liabilities of $245,656.

        Net cash provided by investing activities was $2,066,130 for the six months ended June 30, 2009 as compared to $1,995,114 net cash used in the six months ended June 30, 2008. During the six months ended June 30, 2009, $3,000,000 was provided from the redemption of bank deposits, $23,658 was provided from the sale of fixed assets, $76,594 was used to purchase fixed assets and $880,934 was used to purchase of a business.

        Net cash used in financing activities was $1,431,949 for the six months ended June 30, 2009 as compared to $309,460 net cash used in financing activities for the six months ended June 30, 2008. During the six months ended June 30, 2009, we incurred additional short-term debt of $46,314, repaid $185,635 of long-term debt and repaid $1,200,000 to related party creditors for the purchase of the minority interest in Achidatex and 1,050,000 of our shares.

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

        In the year ended December 31, 2008, the inflation rate in Israel was 3.8% and the NIS appreciated in relation to the U.S. dollar at a rate of 1.14%, from NIS 3.846per $1 on December 31, 2007 to NIS 3.802 per $1 on December 31, 2008. In the six months ended in June 30, 2009 deflation in Israel was2.2% while the NIS devaluated in relation to the U.S. dollar at a rate of 3.1%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

        We did not enter into any foreign exchange contracts or hedging transactions in the six months ended June 30, 2009.

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

Off-balance Sheet Arrangements

        None.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of June 30, 2009.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	more than 5 years

Long-term debt obligations	$688,814	$298,709	$334,819	$55,286	$-
Estimated interest payments on long-term debt obligations	57,423	31,538	23,524	2,361	-
Operating lease obligations	302,135	251,612	50,523	-	-

Total	$1,048,372	$581,859	$408,866	$57,647	$-

Critical Accounting Policies

        A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes to these policies in the six months ended June 30, 2009.

Recent Accounting Pronouncements

        In April 2009, the Financial Accounting Standard Based (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 did not have a significant impact on our interim financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. FSP 115-2/124-2 did not have a significant impact on our interim financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the us beginning in the second quarter of fiscal year 2009.

        In May 2009, SFAS No. 165, Subsequent Events, was issued by the FASB, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, we have adopted SFAS No. 165 for the period ended June 30, 2009, and its application had no impact on our condensed financial statements. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, August 14, 2009.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162 (SFAS 168). The statement confirmed that the FASB Accounting Standards Codification (the Codification) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of 2009. We do not expect the adoption of SFAS 168 to have any substantive impact on our Condensed Consolidated Financial Statements or related footnotes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

        Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2006, 2007 and 2008, the U.S dollar depreciated against the NIS by approximately 8%, 9%, 1%, respectively. In the first six months of 2009, the U.S dollar appreciated by approximately 3.1% in relation to the NIS.

Item 4T.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings

        On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against our subsidiaries, Export Erez USA Inc. and Achidatex, and its chief executive officer, Mr. Avraham Hazor. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, because Achidatex allegedly failed to register patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.6 million), and claiming all rights in the patent. Contemporaneously with the filing of the claim, the plaintiff also filed a motion seeking an exemption from payment of the requisite court filing fee, which motion was subsequently granted. We believe that the plaintiff’s claim is unfounded and that we have substantial legal arguments to oppose the allegations. We intend to vigorously defend against the claim and we are considering a possible counterclaim.

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

Reliance on a Limited Number of Key Personnel.

        Our success has been significantly dependent on the services of our former chairman and chief executive officer, Joseph Postbinder. Mr. Postbinder passed away in June 2009 and we appointed Mrs. Meira Postbinder to succeed him as the chairman of our board of directors. Mr. Baruch Tosh, our president, was appointed as Chief Executive Officer. The death of Mr. Joseph Postbinder could have a material adverse effect on our business.

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

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Baruch Tosh —————————————— Baruch Tosh Chief Executive Officer and President