Form 10-Q
period 2009-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2009-11-12
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8 Brisel Street
Industrial Zone
Sderot 87711, Israel
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

Yes ☐ No ☒

As of November 10, 2009 the issuer had 28,150,535 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION:

Item 1.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,875,330	$1,719,921
Restricted bank deposits	-	3,000,000
Accounts receivable, net of allowance for doubtful accounts
of $296,389 and $298,354, respectively	3,033,727	3,449,852
Inventories	4,381,244	5,373,627
Trading securities	2,277,110	2,384,727
Deferred taxes	90,949	168,231
Other current assets	656,209	178,825

Total Current Assets	14,314,569	16,275,183

PROPERTY, PLANT AND EQUIPMENT, NET	1,838,678	2,177,526

OTHER ASSETS
Funds in respect of employee rights upon retirement	772,892	646,905
Deferred taxes	43,273	62,873
Refundable deposits for the purchase of a business (Note 2)	1,965,661	1,000,000

Total Other Assets	2,781,826	1,709,778

TOTAL ASSETS	$18,935,073	$20,162,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

LIABILITIES AND EQUITY

	September 30, 2009	December 31, 2008
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$1,684,165	$1,720,913
Accounts payable - related parties	399,046	1,581,097
Short-term debt	661,753	956,801
Common stock to be issued	-	40,000
Other current liabilities	993,691	1,887,844

Total Current Liabilities	3,738,655	6,186,655

LONG-TERM LIABILITIES
Long-term portion of debt	338,475	555,044
Liability for employee rights upon retirement	915,532	821,909

Total Long-Term Liabilities	1,254,007	1,376,953

TOTAL LIABILITIES	4,992,662	7,563,608

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares
authorized, 29,200,535 shares issued and 28,150,535
shares outstanding at September 30, 2009 and 28,991,111
shares issued and 27,941,111 shares outstanding at
December 31, 2008	2,920	2,899
Additional paid-in capital	2,997,370	2,957,391
Treasury stock (1,050,000 shares at cost)	(252,000)	(252,000)
Retained earnings	10,733,493	9,654,086
Accumulated other comprehensive (loss) income	460,628	236,503

Total Equity	13,942,411	12,598,879

TOTAL LIABILITIES AND EQUITY	$18,935,073	$20,162,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

NET REVENUES	$3,554,137	$4,647,247	$12,943,562	$12,249,635

COST OF SALES	2,837,920	3,674,417	9,982,992	9,356,899

GROSS PROFIT	716,217	972,830	2,960,570	2,892,736

OPERATING EXPENSES (INCOME)
Selling	153,485	221,866	485,540	751,700
General and administrative	551,053	558,205	1,537,421	1,699,434
Compensation from government (Note 5)	(4,452)	-	(228,365)	-

Total Operating Expenses	700,086	780,071	1,794,596	2,451,134

INCOME FROM OPERATIONS	16,131	192,759	1,165,974	441,602

OTHER (EXPENSES) INCOME
Financial expenses	(330,934)	(93,290)	(808,516)	(786,689)
Financial income	75,542	201,496	770,093	628,394
Other income (expenses), net	71,999	(29,814)	293,204	(126,483)

Total Other (Expenses) Income	(183,393)	78,392	254,781	(284,778)

INCOME (LOSS) BEFORE INCOME TAXES	(167,262)	271,151	1,420,755	156,824

Income tax expenses (benefits)	(16,878)	121,752	341,348	210,756

NET INCOME (LOSS) BEFORE EXTRAORDINARY INCOME	(150,384)	149,399	1,079,407	(53,932)

Extraordinary income, net of tax	-	19,524	-	4,930,065

NET INCOME (LOSS)	(150,384)	168,923	1,079,407	4,876,133

Net loss (income) attributable to noncontrolling interest	-	23,347	-	(36,112)

NET INCOME (LOSS) attributable to controlling interest	$(150,384)	$192,270	$1,079,407	$4,840,021

Net income (loss) per share attributable to controlling interest
from continuing operations - basic and diluted	$(0.005)	$0.006	$0.039	$0.001
Net extraordinary income per share attributable to controlling
interest - basic and diluted	-	-	-	0.166

Net income (loss) per share attributable to controlling interest -
basic and diluted	$(0.005)	$0.006	$0.039	$0.167

Weighted average number of shares outstanding - basic and diluted	28,150,535	28,991,111	28,028,563	28,958,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Dollars	Shares	Dollars

Balance as of January 1, 2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$9,654,086	$236,503		$12,598,879	$-	$12,598,879

Common stock issued to acquire Rizzo Inc	209,424	21	-	-	39,979	-	-		40,000	-	40,000

Comprehensive income:

Net income	-	-	-	-	-	1,079,407	-	$1,079,407	1,079,407	-	1,079,407

Foreign currency translation loss	-	-	-	-	-	-	224,125	224,125	224,125	-	224,125

Total comprehensive income								$1,303,532

Balance as of September 30, 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,733,493	$460,628		$13,942,411	$-	$13,942,411

Balance as of January 1, 2008	28,867,272	$2,886	-	$-	$2,764,328	$4,165,069	$488,808		$7,421,091	$1,077,708	$8,498,799

Common stock issued to acquire Rizzo Inc.	123,839	13	-	-	39,987	-	-		40,000	-	40,000

Comprehensive income:

Net income	-	-	-	-	-	4,840,021	-	$4,840,021	4,840,021	36,112	4,876,133

Foreign currency translation gain	-	-	-	-	-	-	931,821	931,821	931,821	80,116	1,011,937

Total comprehensive income								$5,771,842

Balance as of September 30, 2008	28,991,111	$2,899	-	$-	$2,804,315	$9,005,090	$1,420,629		$13,232,933	$1,193,936	$14,426,869

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Dollars	Shares	Dollars

Balance as of July 1, 2009	29,200,535	$2,920	$1,050,000	$(252,000)	$2,997,370	$10,883,877	$(85,251)		$13,546,916	$-	$13,546,916

Comprehensive income:

Net income	-	-	-	-	-	(150,384)	-	$(150,384)	(150,384)	-	(150,384)

Foreign currency translation gain	-	-	-	-	-	-	545,879	545,879	545,879	-	545,879

Total comprehensive income								$395,495

Balance as of September 30, 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,733,493	$460,628		$13,942,411	$-	$13,942,411

Balance as of July 1, 2008	28,991,111	$2,899	-	$-	2,804,315	$8,812,820	$1,678,427		$13,298,461	$1,234,409	$14,532,870

Comprehensive income:

Net income	-	-	-	-	-	192,270	-	$192,270	192,270	(23,347)	168,923

Foreign currency translation gain	-	-	-	-	-	-	(257,798)	(257,798)	(257,798)	(17,126)	(274,924)

Total comprehensive income								$(65,528)

Balance as of September 30, 2008	28,991,111	$2,899	-	$-	$2,804,315	$9,005,090	$1,420,629		$13,232,933	$1,193,936	$14,426,869

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,079,407	$4,876,133
Less - extraordinary income, net of tax	-	(4,930,065)

	1,079,407	(53,932)

Adjustments to reconcile net income to net cash provided by operating activities:
Items not affecting cash:
Depreciation and amortization	414,058	438,403
Gain from sale of property, plant and equipment	(29,789)	(38,263)
Provision for doubtful accounts	(4,734)	94,761
Deferred taxes	93,833	(46,995)
Net unrealized gain on trading securities	(148,783)	(155,201)
Accrued interest and exchange rate differences of long-term debt	(842)	-
Accrued interest and exchange rate differences on payments for the
purchase of a business	46,800	-
Accrued interest and exchange rate differences on deposits	(175,287)	-

Changes in assets and liabilities:
Decrease in accounts receivable	429,389	788,140
Decrease (increase) in inventories	504,660	(1,739,992)
Decrease (increase) in trading securities	276,488	(430,742)
Increase in related parties accounts	13,472	209,725
Decrease (increase) in other current assets	38,971	(335,136)
(Increase) decrease in funds in respect of employee rights
upon retirement	(111,570)	14,834
(Decrease) increase in accounts payable	(227,654)	107,786
Increase in deferred income	-	196,650
(Decrease) increase in other current liabilities	(689,791)	159,698
Increase in liability for employee rights upon retirement	79,145	148,639

Net cash provided by (used in) Operating Activities	1,587,773	(641,625)
Cash provided by extraordinary items	-	4,930,065

	1,587,773	4,288,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term bank deposit	-	(1,953,715)
Redemption of restricted bank deposits	3,000,000	-
Purchases of property, plant and equipment	(91,118)	(273,661)
Proceeds from sale of property, plant and equipment	52,189	58,434
Refundable deposit for purchase of a business	(918,861)	-

Net cash provided by (used in) Investing Activities	2,042,210	(2,168,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(231,278)	(114,226)
Proceeds from long-term debt	-	375,747
Repayment of long-term debt	(264,388)	(435,548)
Redemption of related party creditors	(1,200,000)	-

Net cash used in Financing Activities	(1,695,666)	(174,027)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	221,092	(631,377)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,155,409	1,314,094

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,719,921	1,120,054

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,875,330	$2,434,148

INTEREST PAID	$46,400	$74,711

TAXES PAID	$748,964	$107,571

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	The accompanying unaudited interim consolidated financial statements as of September 30, 2009 and for the three and nine month periods then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.	The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2008, except as otherwise stated below.

C.	The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the three and nine months periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2008 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The interim financial statements include the accounts of Defense Industries International, Inc., its wholly owned subsidiaries, Export Erez USA, Inc., Rizzo Inc. (doing business as Owen Mills Company), Export Erez, Ltd. (“Export Erez”), Mayotex, Ltd. (“Mayotex”), Dragonwear Trading Ltd. (“Dragonwear”), and Achidatex Nazareth Elite (1977) Ltd. (“Achidatex”), (assets and liabilities – 100% as of September 30, 2009 and December 31, 2008, respectively, and operations – 100% and 76% in the three and nine months ended September 30, 2009, and 2008, respectively).

All significant inter-company accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

E.	Per share data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and nine months ended September 30, 2009 and 2008 common stock equivalents to purchase 202,500 shares of common stock were not included in diluted income (loss) per share because their effect is anti-dilutive.

F.	Fair value

Effective January 1, 2008, the Company adopted Accounting Standards Accounting Standards Codification (ASC) Topic 820–Fair Value Measurements and Disclosures, that pertain to the standard formerly known as FSP No. FAS 157-4–Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This provides additional requirements for estimating fair value when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional information on circumstances that indicate when a transaction or market are not orderly. Factors to consider in determining whether there has been a significant decrease in the volume and level of activity include transaction frequency and volume, substantial variation in market quotations, abnormal risk premiums or bid-ask spreads, and a significant decline in market activity and the availability of market information.

ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs, as follows:

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

The Company’s funds in respect to employees’ rights upon retirement are measured at fair value based upon unobservable inputs (Level 3).

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

G.	Recent accounting pronouncements

Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to the Company’s consolidated financial statements. It should be noted that effective with the quarter ended September 30, 2009, titles and references to accounting standards have been updated to reflect Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) references, where applicable.

Recently Adopted Pronouncements

The provisions of ASC Topic 810–Consolidation, that pertain to the standard formerly known as Statement of Financial Accounting Standards (SFAS) No. 160–Noncontrolling Interests in Consolidated Financial Statements–an amendment of Accounting Research Bulletin (ARB) No. 51. This standard establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted this standard as of January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 805–Business Combinations, (formerly known as SFAS No. 141(R)). This standard requires the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, this standard requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. The acquirer in an acquisition implemented in stages is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This standard was effective for business combinations with an acquisition date after December 31, 2008. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The provisions of ASC Topic 805–Business Combinations, that pertain to the standard formerly known as FASB Staff Position (FSP) No. FAS 141(R)-1–Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This standard amends and clarifies previously existing rules and requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the fair value can be determined during the measurement period. If an acquisition date fair value cannot be determined during the measurement period, it must still be recognized if it is probable the asset existed or a liability had been incurred and it can be reasonably estimated. This standard also increases the disclosure requirements of the acquirer to include the nature and the financial effects of the contingencies on its financial statements. This standard was effective for assets or liabilities arising from contingencies in business combinations with an acquisition date after December 31, 2008. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

The provisions of ASC Topic 260–Earnings Per Share, that pertain to the standard formerly known as FSP No. EITF 03-6-1–Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This standard applies to the calculation of earnings per share (EPS) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This standard was effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The provisions of ASC Topic 320–Investments–Debt and Equity Securities, that pertain to the standard formerly known as FSP No. FAS 115-2 and FAS 124-2–Recognition and Presentation of Other-Than-Temporary Impairments. This standard changes the requirements for recognizing other-than-temporary impairments for debt securities, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This standard specifies that if a company does not have the intent or need to sell a debt security prior to recovery, the security is not considered other-than-temporarily-impaired unless there is a credit loss. If impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The standard was effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Recently Issued Pronouncements

SFAS No. 167–Amendments to FASB Interpretation FIN No. 46(R). This standard amends the requirements for variable interest entities in ASC Topic 810 (FIN No. 46(R)–Consolidation of Variable Interest Entities) by changing how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009. The Company has not yet determined the impact of this standard on its consolidated financial statements.

ASU No. 2009-05–Fair Value Measurements and Disclosures (Topic 820)–Measuring Liabilities at Fair Value. This ASU provides additional requirements for measuring a liability at fair value. When a quoted price in an active market for the identical liability is not available, a reporting entity is required to use a valuation technique that uses the quoted price for similar liabilities traded or quoted prices for an identical liability or similar liabilities traded as an asset. An entity may also use a valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. This ASU is effective for the first reporting period beginning after August 27, 2009. The Company has not yet determined the impact of this ASU on its consolidated financial statements.

ASU No. 2009-14–Revenue Recognition (Topic 605)–Multiple-Deliverable Revenue Arrangements–a consensus of the FASB Emerging Issues Task Force. This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit. It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This ASU also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this ASU is not expected to have material impact on the Company’s consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2	TENTATIVE ACQUISITIONS

On December 17, 2008, Mayotex entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (“Sarino”) to cooperate in the manufacture of optical grade Germanium crystals and sales of optical and infra-red night vision products utilizing the Germanium crystals (the “Sarino Agreement”). As of the balance sheet date, Isorad Ltd.‘s (“Isorad”) board of directors has not approved the Isorad Agreement as discussed below.

Pursuant to the Sarino Agreement and subject to the approval of the Isorad Agreement:

(1) Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex will have operational control of Mayosar.

(2) In consideration of the above, Mayotex will pay Sarino $1 million, out of which, $300,000 will be non-refundable to Mayotex upon 24 months following the execution of the Isorad Agreement, and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar.

(3) Mayotex agreed to provide Mayosar with a loan of up to $2 million. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

As of September 30, 2009, Mayotex provided loans of $1 million to Sarino and $0.9 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

Isorad Agreement (subject to approval):

On December 21, 2008, Mayosar, through its wholly owned subsidiary Isorad IR Optics Ltd., (“Optics”), entered into an agreement to purchase the Germanium Crystals Business of Isorad, consisting of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications (“Isorad Agreement”). As of September 30, 2009, this agreement has not been executed.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Management is currently assessing its legal position in order to clarify the matter regarding the validity of the transaction with Isorad. Management is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements will be fully refundable to the Company in the event that the Isorad Agreement is not consummated.

NOTE 3	INVENTORIES

Consist of:

	September 30, 2009	December 31, 2008

Raw materials (1)	$2,871,514	$3,527,373
Work in progress	867,138	754,932
Finished goods	642,592	1,091,322

	$4,381,244	$5,373,627

(1) As of December 31, 2008, includes advanced payment to purchase inventory for $513,447.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the nine months
ended September 30, 2009:

Revenue from sales	$1,640,218	$763,342	$6,089,191	$4,450,811	$12,943,562

Gross Profits	525,099	139,881	1,248,834	1,046,756	2,960,570

Corporate unallocated costs					1,794,596

Income from operations					$1,165,974

For the three months
ended September 30, 2009:

Revenue from sales	$484,888	$340,489	$1,883,167	$845,593	$3,554,137

Gross Profits	136,395	85,319	375,523	118,980	716,217

Corporate unallocated costs					700,086

Income from operations					$16,131

For the nine months
ended September 30, 2008:

Revenue from sales	$3,078,661	$823,342	$4,022,907	$4,324,725	$12,249,635

Gross Profits	576,639	125,238	1,376,818	814,041	2,892,736

Corporate unallocated costs					2,451,134

Income from operations					$441,602

For the three months
ended September 30, 2008:

Revenue from sales	$892,559	$231,970	$1,238,119	$2,284,599	$4,647,247

Gross Profits	78,551	(4,287)	513,602	384,964	972,830

Corporate unallocated costs					780,071

Income from operations					$192,759

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

B.	Geographic Areas - revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Israel	$2,368,055	$2,130,678	$7,729,409	$7,101,568
South America	335,766	553,732	1,544,182	993,681
North America	351,703	554,535	951,210	1,382,158
Europe and Asia	147,896	516,378	980,553	1,129,572
Africa	350,717	891,924	1,738,208	1,642,656

Total Sales	$3,554,137	$4,647,247	$12,943,562	$12,249,635

C.	Single Customer Exceeding 10% of Sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Customer A (Military Local)	$1,795,385	$1,238,119	$5,936,523	$4,022,907
Customer B (Military Export)	346,099	-	1,501,304	-

NOTE 5	COMPENSATION FROM GOVERNMENT

Export Erez and Mayotex received $54,056 and $174,309, respectively, as compensation from the Israeli Government, under the “Property tax and compensation payments for war damages” Regulations, for the loss of employment days and potential revenues during the last two years due to the security and military situation in the area in which Export Erez and Mayotex were located. This $228,365 of compensation has been recorded as a reduction to the Company’s operating expenses.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 6	COMMITMENTS AND CONTINGENCIES

On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against the Company’s subsidiaries, Export Erez USA Inc. and Achidatex, and its chief executive officer, Mr. Avraham Hazor. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, because Achidatex allegedly failed to register patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.7 million), and claiming all rights in the patent. The Company believes that the plaintiff’s claim is unfounded and that it has substantial legal arguments to oppose the allegations. The Company have denied any liability under the claims, have sought the dismissal of the claims against Export Erez and Mr. Avraham Hazor because of a lack of privity, have sought to join a third party and have submitted a counterclaim against the plaintiff for funds owed to Achidatex. This matter is currently in its early stages, and the Company intends to vigorously defend against the claim and to pursue the Company’s counterclaim.

NOTE 7	SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 30, 2009 through the filing date of this document and did not have any material recognizable and unrecognizable subsequent events.

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

Material Trends

        Local Military Market. After the war between Israel and the Hezbollah in Lebanon in July and August of 2006, increased orders from the Israeli Ministry of Defense increased the demand for our products in this market. We benefited from this trend for the remainder of 2006 and through 2007. During 2008 the demand for our products decreased compared to the same period of 2007, but was significantly higher than in 2006. During the first nine months of 2009 the demand for our products increased due to the ongoing violence as well as tensions between Israel and several of its neighboring states. We believe that the demand for our products from the Israeli Ministry of Defense will decrease in the fourth quarter of 2009,.

        As of November 3, 2009, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $0.7 million, including orders of approximately $0.2 million that we received subsequent to September 30, 2009. In the nine month periods ended September 30, 2009 and 2008, sales to the Israeli Ministry of Defense were $5.9 million and $4.0 million, accounting for 45.9% and 32.8% of our sales, respectively.

        Export Military Market. Our customers in this market are military and law enforcement organizations located mostly in South America, North America, Africa and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets.

        We are continuing our efforts to strengthen our position in our existing export markets in North America, South America, Asia and Europe and to extend our presence to new export markets in Australia and Africa. We believe that although the demand for our products from these markets is inconsistent, the demand is growing and that any future success in such markets will be primarily dependant on our ability to be competitive in our pricing and the quality of our products.

        In the first nine months of 2009, we experienced a decrease in demand for armored vehicles from African countries. We believe that the armored car business will grow in the future and become more significant to us. The armored car business is characterized by higher gross margins than our traditional military products.

        The following table presents details of our export military sales during the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sales to South America	$335,766	$553,732	$1,544,182	$993,681
Sales to North America	11,214	322,565	187,868	558,816
Sales to Europe and Asia	147,896	516,378	980,553	1,129,572
Sales to Africa	350,717	891,924	1,738,208	1,642,656

Total Export Military Sales	$845,593	$2,284,599	$4,450,811	$4,324,725

        Local Civilian Market. In the first nine months of 2009, we experienced a decrease in demand for our local market products. We expect this trend to continue during the remainder of 2009.

        Export Civilian Market. Since the downturn in demand that we experienced in the first quarter of 2009 for products we market in our export civilian market, our sales levels have returned to the higher levels of 2008. We expect this trend to continue for the remainder of 2009.

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

        Exchange rate fluctuation. Exchange rate fluctuation affect our financial results in several ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S. dollar and the NIS. Accordingly, devaluation of the U.S. dollar against the NIS is reflected as comprehensive income in our consolidated financial statements.

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

        In the quarter ended September 30, 2009, the U.S. dollar depreciated against the NIS by approximately 4.1%, and our financial results were negatively impacted. Because exchange rates between the U.S. dollar and the NIS fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

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

        The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, including the “Evacuation Compensation Law” that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex, filed claims for compensation pursuant to the Evacuation Compensation Law. In 2006, we were notified that we would receive advance payment in the aggregate amount of $523,000. We applied this payment against the receivable established in 2005 and recorded the excess payment of $240,658, net of taxes, as extraordinary gain. On February 18, 2008, Export Erez, Mayotex and Achidatex signed definitive agreements with SELA, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6.0 million, net of 5% related taxes, receipt of the previous advance payment and the other associated costs.

Tentative acquisitions

        On December 17, 2008, Mayotex entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (“Sarino”) to cooperate in the manufacture of optical grade Germanium crystals and sales of optical and infra-red night vision products utilizing the Germanium crystals (the “Sarino Agreement”). As of the balance sheet date, Isorad Ltd.‘s (“Isorad”) board of directors has not approved the Isorad Agreement as discussed below.

        Pursuant to the Sarino Agreement and subject to the approval of the Isorad Agreement:

—	Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex will have operational control of Mayosar.

—	In consideration of the above, Mayotex will pay Sarino $1 million, out of which, $300,000 will be non-refundable to Mayotex upon 24 months following the execution of the Isorad Agreement, and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar.

—	Mayotex agreed to provide Mayosar with a loan of up to $2 million. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

        As of September 30, 2009, Mayotex provided loans of $1 million to Sarino and $0.9 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

        On December 21, 2008, Mayosar, through its wholly owned subsidiary Isorad IR Optics Ltd., (“Optics”), entered into an agreement to purchase the Germanium Crystals Business of Isorad, consisting of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications (“Isorad Agreement”). As of September 30, 2009, this agreement has not been executed.

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

        Our management is currently assessing the Company’s legal position in order to clarify the matter regarding the validity of the transaction with Isorad. Our management is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements will be fully refundable to us in the event that the Isorad Agreement is not consummated.

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

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

        Net Revenues. Net revenues for the three months ended September 30, 2009 decreased to $3,554,137 from $4,647,247 in the three months ended September 30, 2008, a decrease of 23.5%. The decrease is mainly attributable to a decrease of approximately $0.4 million in our local civilian market segment, and a decrease of approximately $1.4 million in our export military market segment, which was offset by an increase of approximately $0.1 million in our export civilian market segment and an increase of approximately $0.6 million in our local military market segment. The increased revenues in our local military market segment are attributable to an increase in demand for our products from the Israeli Ministry of Defense. The decreased revenues in our export military market and local civilian market segments are attributable to a general decrease in demand for our products in those markets.

        The following table sets forth the breakdown of sales by segment for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008

Local civilian market	$484,888	$892,559
Export civilian market	340,489	231,970
Local military market	1,883,167	1,238,119
Export military market	845,593	2,284,599

Total	$3,554,137	$4,647,247

        Gross Profit. Gross profit for the three months ended September 30, 2009 was $716,217 compared to $972,830 for the three months ended September 30, 2008. Our gross profit margin for the three months ended September 30, 2009 decreased to 20.2% compared to 20.9% for the three months ended September 30, 2008. The decrease in gross profit margin is primarily attributable to the 23.5% decrease in revenues while our cost of sales decreased by only 22.8%, which is primarily due to our fixed costs that are not revenue dependent.

        Selling Expenses. Selling expenses for the three months ended September 30, 2009 decreased by 30.8% to $153,485 from $221,866 for the three months ended September 30, 2008. The decrease in our selling expenses was attributable primarily to the decrease in export sales commissions and also due to the depreciation of the U.S. dollar against the NIS.

        General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 decreased by 1.3% to $551,053 from $558,205 for the three months ended September 30, 2008.

        Compensation from Israeli Government. In the second quarter of 2009, Export Erez and Mayotex received a total of $223,913, as compensation from the Israeli Government under the “Property tax and compensation payments for war damages” regulations, for the loss of employment days and potential revenues during the last two years due to the security and military situation in the area in which Export Erez and Mayotex are located. We recorded $4,452 of income due to exchange rate differences in the third quarter with respect to the compensation received from the Israeli Government.

        Financial (Expenses) Income, Net. We had financial expenses, net of $255,392 for the three months ended September 30, 2009 compared to financial income, net of $108,206 for the three months ended September 30, 2008. Our financial expenses are primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $254,938 for the three months ended September 30, 2009 compared to a gain of $85,000 for the three months ended September 30, 2008.

         Other Income (Expense), Net. We had other income, net for the three months ended September 30, 2009 of $71,999 as compared to other expense, net of $29,814 for the three months ended September 30, 2008. Our other income in the three months ended September 30, 2009 is attributable to a $30,330 gain derived from revaluation of funds in respect of employee rights upon retirement, a $8,832 gain derived from sales of tradable securities and a $32,837 unrealized gain on tradable securities. Our other expense for the three months ended September 30, 2008 is mainly attributable to a $8,608 loss from sales of tradable securities and a $48,191 unrealized loss on tradable securities.

        Income Tax Expense. Our income tax benefit for the three months ended September 30, 2009 was $16,878 compared to income tax expense of $121,752 for the three months ended September 30, 2008. The decrease in income tax expense was mainly due to the loss before income taxes in the three months ended September 30, 2009 compared to income before income taxes in the three months ended September 30, 2008.

        Net Income (Loss) Before Extraordinary Income. Net loss before extraordinary income for the three months ended September 30, 2009 was $150,384 as compared to net income before extraordinary income for the three months ended September 30, 2008 of $149,399.

        Extraordinary Income. We did not record any extraordinary income for the three months ended September 30, 2009. For the three months ended September 30, 2008, we recognized and recorded extraordinary income of $19,524, net of tax, from payments to our three subsidiaries, Export Erez, Mayotex and Achidatex, by the Israeli Government with respect to their evacuation from the Gaza Industrial Zone.

        Net Loss Attributable to Noncontrolling Interest. For the three months ended September 30, 2009, we did not recognize or record any income attributable to noncontrolling interest, compared to a net loss of $23,347 attributable to noncontrolling interest for the three months ended September 30, 2008, which loss relates to a subsidiary that is now wholly-owned.

        Net Income (Loss). For the three months ended September 30, 2009 our consolidated net loss attributable to controlling interest was $150,384, compared to net income of $192,270 attributable to controlling interest for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

        Net Revenues. Net revenues for the nine months ended September 30, 2009 increased to $12,943,562 from $12,249,635 in the nine months ended September 30, 2008, an increase of 5.7%. The increase is mainly attributable to an increase in revenues from our local military market segment. In the period ended September 30, 2009, revenues from our local military market segment increased by approximately $2.1 million. The increased revenues in our local military market segment are attributable to an increase in demand for our products. This increase was offset by a decrease of approximately $1.4 million in our local civilian market segment. The following table sets forth the breakdown of sales by segment for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008

Local civilian market	$1,640,218	$3,078,661
Export civilian market	763,342	823,342
Local military market	6,089,191	4,022,907
Export military market	4,450,811	4,324,725

Total	$12,943,562	$12,249,635

        Gross Profit. Gross profit for the nine months ended September 30, 2009 was $2,960,570 compared to $2,892,736 for the nine months ended September 30, 2008. This increase in gross profit is primarily attributable to the increase in revenues from sales. Our gross profit margin for the nine months ended September 30, 2009 decreased to 22.9% compared to 23.6% for the nine months ended September 30, 2008.

        Selling Expenses. Selling expenses for the nine months ended September 30, 2009 decreased by 35.4% to $485,540 from $751,700 for the nine months ended September 30, 2008. The decrease in our selling expenses was attributable primarily to lower commissions due to a different mix of products sales and a decrease in sales through agents.

        General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 decreased by 9.5% to $1,537,421 from $1,699,434 for the nine months ended September 30, 2008. This decrease is primarily attributable to a decrease in professional services expenses.

        Compensation from Israeli Government. In the second quarter of 2009, Export Erez and Mayotex received a total of $223,913, as compensation from the Israeli Government under the “Property tax and compensation payments for war damages” regulations, for the loss of employment days and potential revenues during the last two years due to the security and military situation in the area in which Export Erez and Mayotex are located. We recorded $4,452 of income due to exchange rate differences in the third quarter with respect to the compensation received from the Israeli Government.

        Financial (Expenses) Income, Net. We had financial expenses, net of $38,423 for the nine months ended September 30, 2009 compared to financial expenses, net of $158,295 for the nine months ended September 30, 2008. Our financial expense is primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $97,570 for the nine months ended September 30, 2009 compared to a loss of $165,864 for the nine months ended September 30, 2008.

        Other Income (Expense), Net. We had other income, net for the nine months ended September 30, 2009 of $293,204 as compared to other expense, net of $126,483 for the nine months ended September 30, 2008. Our other income in the nine months ended September 30, 2009 is mainly attributable to revaluation of funds in respect of employee rights upon retirement of $111,570, a gain derived from sales of tradable securities of $33,512 and an unrealized gain of $148,122 on tradable securities. Our other expense in the nine months ended September 30, 2008 is mainly attributable to a $63,654 loss derived from sales of tradable securities and a $101,198 unrealized loss on tradable securities offset by gain from sales of property, plant and equipment of $38,369.

        Income Tax Expense. Our income tax expense for the nine months ended September 30, 2009 was $341,348 compared to income tax expense of $210,756 for the nine months ended September 30, 2008. The increase in income tax expense was mainly due to the increase in our income before income taxes in the nine months ended September 30, 2009. During the nine months ended September 30, 2008 the Company recorded additional income tax liability in respect of prior years under tax assessment of Israeli subsidiaries and for non-deductible expenses for tax purposes.

        Net Income (Loss) Before Extraordinary Income. Net income before extraordinary income for the nine months ended September 30, 2009 was $1,079,407 as compared to net loss before extraordinary income for the nine months ended September 30, 2008 of $53,932.

        Extraordinary Income. We did not record any extraordinary income for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, we recognized and recorded extraordinary income of $4,930,065, net of tax, from payments to our three subsidiaries, Export Erez, Mayotex and Achidatex, by the Israeli Government with respect to their evacuation from the Gaza Industrial Zone.

        Net Income Attributable to Noncontrolling Interest. For the nine months ended September 30, 2009, we did not recognize or record any income attributable to noncontrolling interest, compared to net income of $36,112 attributable to noncontrolling interest for the nine months ended September 30, 2008, which is with respect to a subsidiary that is now wholly-owned.

        Net Income. In the nine months ended September 30, 2009 our consolidated net income attributable to controlling interest was $1,079,407, compared to $4,840,021 for the nine months ended September 30, 2008. Our 2008 net income was attributable to the net extraordinary income of $4,930,065 we recorded as a result of the compensatory payments we received from the Israeli government.

Liquidity and Capital Resources

        As of September 30, 2009, we had $3,875,330 in cash and cash equivalents, $2,277,110 in trading securities and working capital of $10,575,914 as compared to $1,719,921 in cash and cash equivalents, $2,384,727 in trading securities and working capital of $10,088,528 at December 31, 2008.

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

        We anticipate that our research and development expenses in 2009 will total approximately $90,000.

        On October 30, 2008, our Board of Directors authorized a stock repurchase program, which authorizes the use of up to $450,000 for the purchase of shares of common stock of our company over a period of nine months. We did not purchase any shares as part of this program, but we purchased 1,050,000 shares from our former minority shareholders in December 31, 2008 in connection with our purchase of their minority interests.

Cash Flows

        The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30, 2009	September 30, 2008

Net cash provided by (used in) operating activities	$1,587,773	$(641,625)
Cash provided by extraordinary items	-	4,930,065
Net cash provided by (used in) investing activities	2,042,210	(2,168,942)
Net cash used in financing activities	(1,695,666)	(174,027)
Net increase in cash and cash equivalents	2,155,409	1,314,094
Cash and cash equivalents at beginning of period	1,719,921	1,120,054
Cash and cash equivalents at end of period	3,875,330	2,434,148

        Net cash provided by operating activities was $1,587,773 for the nine months ended September 30, 2009 as compared to $641,625 used in operating activities in the nine months ended September 30, 2008. This was primarily provided from net income of $1,079,407, a decrease in accounts receivable of $429,389, a decrease in inventories of $504,660 and a decrease in trading securities of $276,488, offset by a decrease in accounts payable of $227,654 and a decrease in other current liabilities of $689,791.

        Net cash provided by investing activities was $2,042,210 for the nine months ended September 30, 2009 as compared to $2,168,942 net cash used in the nine months ended September 30, 2008. During the nine months ended September 30, 2009, $3,000,000 was provided from the redemption of bank deposits, $52,189 was provided from the sale of fixed assets, $91,118 was used to purchase fixed assets and $918,861 was used for the purchase of a business.

        Net cash used in financing activities was $1,695,666 for the nine months ended September 30, 2009 as compared to $174,027 net cash used in financing activities for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we incurred additional short-term debt of $231,278, repaid $264,388 of long-term debt and paid $1,200,000 to related parties for the purchase of their minority interest in Achidatex and 1,050,000 of our company’s shares held by them.

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

        In the year ended December 31, 2008, the inflation rate in Israel was 3.8% and the NIS appreciated in relation to the U.S. dollar at a rate of 1.14%, from NIS 3.846per $1 on December 31, 2007 to NIS 3.802 per $1 on December 31, 2008. In the nine months ended in September 30, 2009 inflation in Israel was 3.42% while the NIS appreciated in relation to the U.S. dollar at a rate of 1.16%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

        We did not enter into any foreign exchange contracts or hedging transactions in the nine months ended September 30, 2009.

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

Off-balance Sheet Arrangements

        None.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments as of September 30, 2009.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years

Long-term debt obligations	$637,491	$299,016	$294,056	$44,419	$-
Estimated interest
payments on long-term debt
obligations	49,965	28,779	19,898	1,288	-
Operating lease obligations	233,056	187,553	45,503	-	-

Total	$920,512	$515,348	$359,457	$45,707	$-

Critical Accounting Policies

        A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes to these policies in the nine months ended September 30, 2009.

Recent Accounting Pronouncements

        See Note 1G. to the unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

        Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2006, 2007 and 2008, the U.S dollar depreciated against the NIS by approximately 8%, 9%, 1%, respectively. In the first nine months of 2009, the U.S dollar depreciated by approximately 1.2% in relation to the NIS.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

        On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against our subsidiaries, Export Erez USA Inc. and Achidatex, and its chief executive officer, Mr. Avraham Hazor. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, because Achidatex allegedly failed to register patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.7 million), and claiming all rights in the patent. We believe that the plaintiff’s claim is unfounded and that we have substantial legal arguments to oppose the allegations. We have denied any liability under the claims, have sought the dismissal of the claims against Export Erez and Mr. Avraham Hazor because of a lack of privity, have sought to join a third party and have submitted a counterclaim against the plaintiff for funds owed to Achidatex. This matter is currently in its early stages, and we intend to vigorously defend against the claim and to pursue our counterclaim.

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

Dated: November 12, 2009	DEFENSE INDUSTRIES INTERNATIONAL, INC. By: /s/ Baruch Tosh —————————————— Baruch Tosh Chief Executive Officer and President