Form 10-K/A
period 2008-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2010-03-29
CIK 1069563

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number:  0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	84-1421483 (I.R.S. Employer Identification No.)

12 Hamefalsim Street, Petach Tikva Israel (Address of principal executive offices)	49514 (Zip Code)

Registrant’s telephone number (011) 972-3-7168383

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class Common Stock, par value $0.0001 per share	Name of each exchange on which registered OTC Bulletin Board

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

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $2,124,147

The number of the registrant’s common shares (par value $0.0001 per share) outstanding as of March 31, 2009 was   27,941,111shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends Item 9A(T). Controls and Procedures of Defense Industries International Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which was filed on March 31, 2009. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report. This Amendment No. 1 is not intended to revise other information presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as originally filed, which remains unchanged. As a result, this Amendment No. 1 to the annual report on Form 10-K/A continues to speak as of March 31, 2009, except to Item 9A(T). Controls and Procedures which speaks as of the date of this filing.

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

Defense Industries International, Inc.
FORM 10-K/A
INDEX

Page

PART II	6
Item 9A(T). Controls and Procedures.	6
PART IV	8
Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES	9

v

PART II

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

    Management is responsible for establishing and maintaining effective disclosure controls and procedures. At the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

            Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure

Management's Annual Report on Internal Control over Financial Reporting

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

6

Changes in Internal Control over Financial Reporting

Management previously identified the following material weaknesses in our internal control over financial reporting: (i) A lack of sufficient personal and resources and an insufficient level of monitoring and oversight, restricts our ability to gather, analyze and report information relative to the financial statements in a timely manner; and (ii) the limited number of management and accounting personal makes it impracticable to achieve an optimum separation of duties. Since then, we have implemented appropriate change controls and access controls related to our financial reporting software. Our new controller and new production manager have increased the level of monitoring and oversight of our financial reporting process providing the appropriate level of management review of our key accounts and specific knowledge surrounding financial reporting, including accounting for complex transactions and appropriate financial statement disclosures. We believe that with these actions we have remediated the material weaknesses reported in our prior filings Except for the above, there were no other changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

7

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibits.   The following exhibits are filed as part of this Amendment No 1 to the Annual Report on Form 10-K.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

8

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
Dated: March 29, 2010	/s/ Uri Nissani
Name: Uri Nissani
Title: Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on March 29, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Meira Fostbinder
Name: Meira Fostbinder
Title: Chairman of the Board of Directors and Vice President of Finance

/s/ Uri Nissani
Name: Uri Nissani
Title: Chief Executive Officer and President and Director

/s/ Tsippy Moldovan
Name: Tsippy Moldovan
Title: Chief Financial Officer and Director

/s/ Gil Fostbinder
Name: Gil Fostbinder
Title: Director

/s/ Motti Hassan
Name: Motti Hassan
Title: Director

9