Form 10-K
period 2009-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2010-03-31
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer☐    Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $2,158,883

The number of the registrant’s common shares (par value $0.0001 per share) outstanding as of March 31, 2010 was 28,150,535 shares.

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
FORM 10-K

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

v

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

Company History

Our predecessor was incorporated in the State of Utah on July 9, 1997 as Pawnbrokers Exchange, Inc. On July 8, 2002, we changed our corporate domicile from the State of Utah to the State of Nevada, through a merger with our then wholly owned subsidiary, Defense Industries International, Inc., or Defense Industries, a Nevada corporation organized on July 1, 2002. As part of the reincorporation, we changed our name to Defense Industries. Each issued and outstanding share of Pawnbrokers Exchange capital stock was converted into and exchanged for one share of Defense Industries common stock.

Organization

We are a holding company whose wholly owned subsidiaries include Export Erez USA, Inc., Rizzo Inc. (doing business as Owen Mills Company), or Owen Mills, Export Erez Ltd., or Export Erez, Mayotex Ltd., or Mayotex and Achidatex Nazareth Elite (1977) Ltd., or Achidatex.

Export Erez is principally engaged in the design, production and marketing of personal military and civilian protective equipment and supplies such as body armor, bomb disposal suits, bulletproof vests, and associated heavy fabric products, such as battle pouches and combat harness units, tents and other camping equipment.

Mayotex is engaged in weaving, processing and dyeing of webbings, cutting and sewing of bulletproof fabrics used by Export Erez in manufacturing its finished products and goods and in VIP car armoring and lightweight vehicle armor kit production. Mayotex is held by us through Export Erez. In December 2005, Mayotex acquired the operations of Chemoplast Industries (1994) Ltd., or Chemoplast, including its machinery, computer systems, inventory, know-how and name. Chemoplast is an Israeli provider of controlled dry storage systems for tank, armored personnel carriers and other military vehicles, and of equipment that require battlefield readiness and quick deployment such as collapsible liquid storage tanks, mobile silos for storage of grains, liners for tanks shipping systems, custom-made covers for artillery, vehicles, communication equipment, tarpaulins, various technical products and special-purpose defense items.

In December 2008, Mayotex entered into an investment agreement, or the Sarino Agreement, with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd., together Sarino, to form an entity which will cooperate in the manufacture of optical grade germanium crystals and the sale of lenses to be used in optical and infra-red night vision products utilizing the germanium crystals. Pursuant to the Sarino Agreement, Mayotex and Sarino incorporated Mayosar Technologies Ltd., or Mayosar, in which Mayotex holds 50.1% of the outstanding shares and Sarino holds the remaining 49.9% of the outstanding shares.  The Sarino Agreement has not yet been consummated. For further details please see below under Item 6, "Pending Acquisition".

Achidatex is a leading manufacturer of ballistic shields, long term storage systems, liquid logistic products, combat flak jackets, tents and other personal military and civilian protective equipment and supplies. Export Erez USA, Inc. acquired 76% of the outstanding shares of Achidatex in June 2001, from Mr. Avraham Hatzor, Mr. Freddy Davidovitz and Mr. Shmuel Davidovitz. On December 31, 2008, we entered into a stock purchase agreement with Achidatex and the three minority shareholders, pursuant to which we purchased the remaining minority interest in Achidatex in consideration for $948,000. As a result of this purchase we now own 100% of Achidatex. In addition, we purchased an aggregate of 1,050,000 shares of our common stock (3.62% of the then outstanding shares) at an allocated price per share of $0.24 from the three former minority shareholders of Achidatex.

       Owen Mills specializes in military and industrial sewing of marine and ballistic fabric products. Owen Mills manufactures in the U.S many products similar to the products we manufacture in Israel.

Strategy

We believe that current international tensions, the continuing war on terrorism and military conflicts are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

We expect to address this growth by offering a comprehensive array of high quality branded security products that meet our customers' increasingly complex security products requirements. We intend to enhance our position in the industry through additional strategic acquisitions that will broaden our portfolio of products.

The following elements define our growth strategy:

•
Pursue strategic acquisitions. We intend to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relations.

•
Pursue new strategic opportunities. We believe that the demand for infra-red night-vision systems is growing and established Mayosar, a joint venture company, to enter into this business. Mayosar established Isorad IR Optics Ltd., or Optics, a company that will manufacture lenses made from germanium crystal, based on the know how and equipment it purchased from an Israeli governmental entity, for the use, by third parties in the production of infra-red night vision systems. For further details please see below under Item 6, "Pending Acquisition".

•
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

Products

We target our product at three principal markets (both international and local): the military and defense market, the civilian market and the industrial/agriculture market.

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

The following table details our current product line and target markets:

Product description	Target markets	Geographical market
Dust protectors and various covers	Military	International
Padded coats	Military, civilian	International
Protective vests and flak jackets	Military, civilian	International
Cooling jackets	Military	International
Overalls	Military	International
Vests	Military, civilian	International
Sleeping bags	Military, civilian	International
Carriers for grenade launchers	Military	International
Bags and totes	Military	International
Tents	Military, civilian	International
Camp beds	Military, civilian	International
Collapsible storage containers	Military, civilian	International
Evacuation stretchers	Military, civilian	International
Personal belts and weapon straps	Military	International
Woven fabrics: canvas, corduroy, nylon, aramid	Military, civilian, industrial	International
Ballistic wall coverings	Military, civilian, industrial	International
Ballistic plates and panels	Military, civilian	International
Car armor	Civilian	International
Lightweight vehicle armor kits	Military, civilian	International
Range of woven tapes	Military, civilian, industrial	International
Horseback riding accessories	Civilian	International
Long-term storage systems	Military, industrial/agriculture	International
Regular/digital colored printed truck Coverings	Civilian	International

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

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip, where part of our operations was located. We owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, we moved our “light cut and sew” operation from the Erez Industrial Zone to Sderot and some of our webbing equipment to Nazareth Elite. In August 2005, we evacuated our remaining operations and abandoned the buildings we owned and leased in the Erez Industrial Zone.

The Israeli Government’s decision to evacuate the Gaza Strip was supported by certain resolutions, including the Disengagement Plan Law, 5765 – 2005 (the "Evacuation Compensation Law”) that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex filed claims for compensation pursuant to the Evacuation Compensation Law. In 2005, we recorded a receivable from the Israeli Government of $217,477 related to our direct moving costs and loss on abandoned properties.

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

Barriers to entry for new companies entering the body armor industry are low, consequently, creating fierce competition. We believe that establishing a good reputation significantly enhances the competitive position of the industry’s long-standing manufacturers. However, name and product reputation takes many years to develop. In the U.S. civilian market, (law enforcement, border patrol forces, prison forces and specialty forces) our products are less known than that of our competitors. We intend to expand our U.S. presence and to achieve greater market penetration.

Although industry statistics are difficult to quantify, we believe that the number of active police officers has increased significantly in the past few years. In 2009, there were more than 850,000 law enforcement personnel and over 20,000 law enforcement agencies in the United States. We expect that governmental reaction to terrorist attacks will increase the market for our products. The United States has established the Office of Homeland Security that is developing a homeland security infrastructure and is devoting significant resources to this effort.

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

In the civilian market, we are aware of approximately twenty major companies manufacturing similar products worldwide. A number of major manufacturers with greater resources than ours compete in the same market. In 2009, we continued to increase our marketing efforts through distributors who concentrate on the civilian market.

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

As a result of the continuing conflict in Iraq, and in other geographical regions there was a worldwide increase in demand since 2005 for the raw materials used in our products. The suppliers have increased their production and the market shortages that existed in recent years no longer exist. We anticipate that this trend will continue in 2010.

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

Below are some of the steps we take in penetrating new markets with our next generation of products:

•	Locate domestic entities to market our products.

•
Actively participate in tenders and bids for contracts in military, police and civilian markets worldwide.  We are currently negotiating for contract bids with the governments and governmental agencies in Turkey, Mexico, Brazil, Uruguay, Chile, Trinidad and the U.S.

•	Advertise on the Internet.

•	Advertise in professional publications.

•	Appear in international databases, such as Kompass, various “yellow page” directories and other directories.

•	Distribute brochures describing procedures and product offerings.

Our local marketing group is divided into two sections. One section specializes in locating and submitting government bids and the second section specializes in marketing to the civilian sector. Separate offices in Sderot and Nazareth Elite handle the local civilian marketing. Each of these offices deals with a different geographical regions and a different line of products.

Our export marketing is handled by a free-lance marketing consultant and a group of in-house employees. Although our marketing consultant works almost exclusively for us, we do not have a formal written relationship with him. This marketing team carries out market surveys, market segmentation and searches for new markets for our products, as well as for new engagements with the international business community. The consultant is paid commissions that are determined in advance according to the scope and nature of the transaction.

Customers

We have a worldwide customer base, including in the United States, Israel, the Mediterranean, Europe, South America, Africa and Asia. In 2009 and 2008, we sold approximately 38.8% and 45.1%, respectively, of our products to our international customers with the balance sold in Israel. The primary end users of our products can be divided into three main groups: (i) military defense and security forces, (ii) civilian defense customers and (iii) civilian customers.

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

Local Military Market. During 2009, the demand for our products increased significantly, mainly due to the effect of the war between Israel and the Hamas in Gaza, which took place in December 2008 and January 2009. In 2009, sales to the Israeli Ministry of Defense increased to $7,121,326 from $5,585,355 in 2008, accounting for 43.2% and 30.7% of our sales, respectively.

During the years 2008 and 2009 our military business grew as a result of increased demand for our dry storage systems products, bulletproof vests and other military gear. As of March 15, 2010, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $2.3 million, including orders of approximately $0.7 million that we received subsequent to December 31, 2009. We shipped approximately $1.0 million in orders to the Israeli Ministry of Defense during the first quarter of 2010.

        Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate and as a result we cannot identify definite trends in these markets. In 2009 and in 2008, we had sales of $1,946,546 and $2,242,477 in South America, sales of $258,047 and $651,453 in North America, sales of $1,203,367 and $1,533,500 in Europe and Asia, $1,848,346 and $2,771,583 in Africa, respectively.

Since 2003, we have increased our export efforts and are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America, Africa, Europe and Australia. We believe that these markets are growing and that any future success in such markets is mainly dependant on our ability to be competitive in our pricing and the quality of our products.

The following table presents details of our export military sales during the two years ended December 31, 2009:

	Year Ended December 31,
	2009	2008

Sales to South America	$1,946,546	$2,242,477
Sales to North America	258,047	651,453
Sales to Europe and Asia	1,203,367	1,533,500
Sales to Africa	1,848,346	2,771,583

Total Export Military Sales	$5,256,306	$7,199,013

Local Civilian Market. Our product range to the civilian market is diversified. In 2009, due to the global economic crisis, our local market business decreased compared to 2008. We expect a modest increase in this market in 2010 and in the future.

Backlog

We had approximately $5.3 million of unfilled customer orders at December 31, 2009, as compared to approximately $6.7 million of unfilled customer orders at December 31, 2008. Of our $5.3 million of unfilled customer orders at December 31, 2009, approximately $1.2 million was attributable to orders from military customers in South America, approximately $0.1 million was attributable to orders from military customers in Europe and Asia, approximately $0.5 million was attributable to orders from military customers in Africa, approximately $0.7 million was attributable to local civilian market, approximately $0.1 million was attributable to the U.S. civilian market and approximately $2.7 million was attributable to the Israeli Ministry of Defense.

Regulation

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

Other quality control standards pertaining to our manufacturing facilities consist of the following:

•	MIL-STD-105D, MIL-I-45208A (for the United States Armed Forces); and

•	AQAP (for the German Armed Forces and NATO).

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

In the years ended December 31, 2009 and 2008, we spent approximately $19,302 and $120,608, respectively, on research and development, which expenses have been charged to operations. Our research and development expenses during 2009 were lower than we initially anticipated since certain research and development projects to evaluate and test new products that were scheduled to be performed during 2009 were postponed to 2010. We have not as yet finalized our research and development budget for 2010.

Environmental Laws

We are unaware of any environmental laws that are applicable to us that will require us to spend any material amounts to achieve compliance.

Employees

As of December 31, 2009, we had 183 full-time employees, all of whom are in Israel. We believe our relationship with our employees is good.  Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppages.

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

We are subject to extensive regulation by governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. For the years ended December 31, 2009 and 2008, the Israeli Ministry of Defense accounted for $7,121,326 and $5,585,355 of our sales, respectively. We are also subject to routine audits to assure our compliance with these requirements. In addition, a number of our employees are required to obtain specified levels of security classification. Our business may suffer if we or our employees are unable to obtain the security classifications that are needed to perform services contracted for the Israeli Ministry of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a government contractor of certain governments.

We have significant international operations and are therefore subject to additional financial and regulatory risks.

While our principal executive offices are located in Israel, 38.8% of our sales in the year ended December 31, 2009, and 45.1% of our sales in the year ended December 31, 2008 were generated from exports. We are seeking to increase the level of our international business activity. Our overseas operations are subject to various risks, including; foreign import controls (which may be arbitrarily imposed and enforced and which could preclude sales to certain customers).

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

In pursuing our international expansion strategy, we face several additional risks, including:

•	Reduced protection of intellectual property rights in some countries;

•	Licenses, tariffs and other trade barriers;

•	Longer sales and payment cycles;

•	Greater difficulties in collecting accounts receivable;

•	Potential adverse tax consequences;

•	Laws and business practices favoring local competition;

•	Costs and difficulties of doing business and customizing products for foreign countries;

•	Compliance with a wide variety of complex foreign laws and treaties;

•	Political and economic instability; and

•	Variance and unexpected changes in local laws and regulations.

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

The current economic climate and the uncertainty in global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, reduced governmental and military budgets, or supplier or customer disruptions resulting from tighter credit markets.

The death of our former Chairman and Chief Executive Officer could have a material adverse effect on our business.

Our success has been significantly dependent on the services of our former chairman and chief executive officer, Joseph Fostbinder. Mr. Fostbinder passed away in June 2009 and we appointed Mrs. Meira Fostbinder to succeed him as the chairman of our board of directors and Mr. Baruch Tosh, our then President, was appointed as Chief Executive Officer. Mr. Tosh was released from his duties on January 1, 2010 and Mr. Uri Nissani was appointed Chief Executive Officer, President and a member of the Board of Directors effective January 1, 2010. The death of Mr. Joseph Fostbinder could have a material adverse effect on our business.

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

A significant portion of our revenues is derived from the sale of products to military markets. These revenues, on a consolidated basis, totaled $12,724,098, or 77.1%, of our revenues for the year ended December 31, 2009 and $13,425,238, or 73.9%, of our revenues for the year ended December 31, 2008. The military budgets of a number of countries may be reduced in the future. Declines in government military budgets may result in reduced demand for our products, resulting in a reduction of our revenues and would adversely affect our business, results of operations and financial condition.

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

A significant portion of our revenues is derived from a small number of customers. The Israeli Ministry of Defense accounted for 43.2% of our revenues for the year ended December 31, 2009. In the fiscal year ended December 31, 2008, the Israeli Ministry of Defense accounted for 30.7% of our revenues. We anticipate that a significant portion of our future revenues will continue to be derived from sales to a small number of customers. If our principal customers do not continue to purchase products from us at current levels or if such customers are not retained and we are not able to derive sufficient revenues from sales to new customers to compensate for their loss, our revenues would be reduced and adversely affect our business, financial condition and results of operations.

Our markets are highly competitive and if we are unable to compete effectively, we will be adversely affected.

    The markets in which we operate are highly competitive with a large number of competitors ranging from small businesses to multinational corporations. Competitors, who are larger, better financed and better known than us may compete more effectively than we can. In order to stay competitive in our industry, we must keep pace with changing technologies and client preferences. If we are unable to differentiate our products from those of our competitors, our revenues may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can.

There are limited sources for some of our raw materials and any shortage may significantly curtail our manufacturing operations.

The raw materials that we use in manufacturing ballistic resistant garments and car armoring include: Kevlar® produced by Dupont Ltd., Twaron® produced by Twaron Teijn Ltd., Dyneema® produced by DSM Ltd. and Spectra® and Gold Flex® produced by Honeywell. We purchase these materials in the form of woven cloth from independent weaving companies. In the event DuPont or Twaron Teijn ceases for any reason to produce or sell Kevlar® or Twaron® to us, we would utilize the other ballistic resistant materials as a substitute. However, none of them is expected to become a complete substitute for Kevlar® or Twaron® in the near future. If our supply of any of these materials were materially reduced or cut off, or if there were a material increase in the prices of these materials, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition and results of operations would be materially adversely affected.

We may be unable to complete or integrate acquisitions effectively, if at all, and as a result may incur unanticipated costs or liabilities or operational difficulties.

                 We intend to grow through the acquisition of businesses and assets that will complement our current businesses. Furthermore, we may have to divert our management’s attention and our financial and other resources from other areas of our business to potential new businesses. We cannot be certain that we will be able to identify other attractive acquisition targets, obtain financing for acquisitions on satisfactory terms, or successfully acquire identified targets. Our inability to implement our acquisition strategy successfully may hinder the expansion of our business.  Because we intend to acquire new businesses and assets to develop and offer new products, failure to implement our acquisition strategy may also adversely affect our ability to offer new products in line with industry trends.

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

Our future success and competitive position depend to a significant extent upon our proprietary technology.  We must make significant investments to continue to develop and refine our technologies.  We may be required to expend substantial funds for and commit significant resources to the conduct of continuing research and development activities, the engagement of additional engineering and other technical personnel, the purchase of advanced design, production and test equipment, and the enhancement of design and manufacturing processes and techniques.  Our future operating results will depend to a significant extent on our ability to continue to provide design and manufacturing services for new products that compare favorably on the basis of time to market, cost and performance with the design and manufacturing capabilities.  The success of new design and manufacturing services depends on various factors, including utilization of advances in technology, innovative development of new solutions for customer products, efficient and cost-effective services, timely completion and delivery of new product solutions and market acceptance of customers' end products.  Because of the complexity of some of our products, we may experience delays from time to time in completing the design and manufacture of new product solutions. In addition, there can be no assurance that any new product solutions will receive or maintain customer or market acceptance.  If we were unable to design and manufacture solutions for new products of our customers on a timely and cost-effective basis, such inability could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future, which may not be available to us.

We may need to raise additional funds for a number of uses, including:

•	Maintaining and expanding research and development;

•	Implementing marketing and sales activities for our products;

•	Hiring additional qualified personnel; and

•	Supporting an increased level of operations.

We may not be able to obtain additional funds on acceptable terms or at all.  If we cannot raise needed funds on acceptable terms, we may be required to delay, scale back or eliminate some aspects of our operations and we may not be able to:

•	Develop new products;

•	Enhance our existing products;

•	Remain current with evolving industry standards;

•	Take advantage of future opportunities; or

•	Respond to competitive pressures or unanticipated requirements.

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

We may fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, which could have an adverse effect on our financial results and the market price of our ordinary shares.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources.  Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting and in future years a statement by management that its independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, in connection with the filing of our Annual Report on Form 10-K for each fiscal year.  The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules.  During the course of its testing, our management may identify material weaknesses or significant deficiencies, which may not be remedied prior to the deadline imposed by the Sarbanes-Oxley Act.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.  Failure to maintain effective internal controls over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our ordinary shares.

Risk Factors Related to our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of stockholders to sell their securities in the secondary market.

            Companies trading on the OTC Bulletin Board, such as our company, must be reporting companies under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of stockholders to sell their securities in the secondary market.

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

Dividend policy

We have not declared or distributed dividends in the past and do not currently have a dividend distribution policy. The declaration of dividends is subject to the discretion of our Board of Directors and applicable law and will depend on various factors, including our operating results, financial condition, current and anticipated cash needs, contractual restrictions and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your common stock.

Risks Relating to our Location in Israel

Political, economic and military instability in Israel may disrupt our operations and negatively affect our business condition, harm our results of operations and adversely affect our share price.

Our subsidiaries Export Erez, Achidatex and Mayotex are incorporated and based in, and currently derive substantially most of their revenues from markets within the State of Israel. As a result, political economic and security conditions in Israel directly influence us. Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel's international trade and lead to economic downturn. This, in turn, could have a material adverse effect on our operations and business.

There has been unrest and terrorist activity in Israel, which began in September 2000 and which has continued with varying levels of severity through 2009.  The future effect of this deterioration and violence on the Israeli economy and our operations is unclear.  The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 resulted in an escalation in violence among Israel, the Palestinian Authority and other groups. In January 2009, Israel attacked Hamas strongholds in the Gaza strip, in reaction to rockets that were fired from Gaza and which landed in Israel. In addition, Iran has threatened to attack Israel numerous times, and is widely believed to be developing nuclear weapons. Ongoing violence between Israel and the Palestinians as well as tension between Israel and other countries in the Middle East may have a material adverse effect on our business, financial condition and results of operations.

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

Many of our officers and employees in Israel are obligated to perform annual reserve duty in the Israeli Defense Forces and may be called for active duty under emergency circumstances at any time. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of one or more of our executive officers or key employees or a significant number of other employees due to military service. Any disruption in our operations could adversely affect our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive offices are located at 12 Hamefalsim Street, Petach Tikva, Israel. Our manufacturing, production and distribution facilities are scattered over several locations in Israel and in our location in the United States. The locations are:

The production activities of our subsidiary, Achidatex, are located in a 6,000 square meter building in Nazareth Industrial Area, owned by an affiliated party. In 2005, following the decision of the Israeli Government to remove Israeli residents from the Erez Industrial Zone, we relocated the major production activities of our subsidiary Export Erez from Erez Industrial Area to this facility. The annual rental expense for this facility was 1,080,003 NIS ($274,628) in 2009. The lease will expire in December 31, 2011.

Achidatex leases approximately 300 square meters of office space for its executive offices in Petach-Tikva at an annual rental expense of 116,365 NIS ($29,590) in 2009. The lease will expire in April 30, 2012.

Mayotex leases 1,000 square meters of industrial space and additional 1,280 square meters of outdoor space in the Industrial Area of Ashkelon for its car armor installations. The annual rental expense for this space was 213,000 NIS ($54,163) in 2009. The lease for 500 square meters will expire on June 30, 2010. The lease for an additional 500 square meters will expire on December 31, 2010.

Mayotex leases approximately 1,219 square meters of space in the Industrial Area of Sderot primarily for its cut and sew operations. The annual rental expense for this space was 285,904 NIS ($72,701) in 2009. The lease will expire on December 31, 2010.

Mayotex leases approximately 1,734 square meters of industrial space in the Alon Tavor Industrial Zone near Afula, at an annual rental expense of 342,814 NIS ($87,172) in 2009. The lease will expire on June 30, 2012.

Owen Mills leases approximately 9,000 square feet of space in Van Nuys, California for its operations, at an annual rental expense of $54,378 in 2009. The lease will expire on April 1, 2010.

We believe that our facilities are adequate for our purposes and that all of the above mentioned properties are adequately covered by insurance.

Item 3.	Legal Proceedings.

On February 11, 2009, a lawsuit was filed at the Jerusalem District Court (the "Court") against our subsidiary, Achidatex, its chief executive officer, Mr. Avraham Haztor, and our subsidiary Export Erez USA Inc. The plaintiff has recently filed a petition to add Export Erez to the claim. Export Erez has not yet responded to the above petition. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology, underlying the sandals, worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.6 million). Achidatex filed a statement of defense rejecting the plaintiff's claims and a claim against the plaintiff and others for a declaratory judgment that the plaintiff has breached his contractual undertakings towards Achidatex.

Achidatex's petition to consolidate its claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Achidatex also filed a petition to remove the claim against Mr. Haztor and Export Erez USA Inc. based on the assertion that there is no contractual or any other kind of privity between the plaintiff and Mr. Haztor and Export Erez USA Inc. and, therefore, no cause of action against them exists. This petition is pending.

We intend to vigorously defend against the claim. Due to the preliminary stage of the above claims, we and our legal advisors cannot currently assess the outcome or possible adverse effect on our financial position or results of operations.

PART II

Item 4.	(Removed and Reserved).

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Market Information

Our common stock is traded on the Over the Counter Bulletin Board under the symbol “DFNS.OB.”  The table below contains the high and low bid closing prices of our common stock as reported on the OTCBB for the time periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Price Range
Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$0.28	$0.15
Second Quarter	0.33	0.19
Third Quarter	0.28	0.19
Fourth Quarter	0.25	0.14

Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$0.41	$0.26
Second Quarter	0.45	0.26
Third Quarter	0.33	0.21
Fourth Quarter	0.28	0.14

The closing price for our common stock on March 30, 2010, as reported on the OTCBB, was $0.19.

Holders of Record

OTC Transfer Agent, located at 231 E 2100 S, Salt Lake City, Utah is the registrar and transfer agent for our common stock.  As of March 15, 2010, there were 28,150,535 shares of our common stock outstanding and we had 32 shareholders of record.

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

Sales of Unregistered Securities

On February 28, 2005, we acquired all of the outstanding shares of Owen Mills, a company specializing in military and industrial sewing of marine and ballistic fabric products. Pursuant to the terms of the securities purchase agreement, we purchased all of the outstanding stock of Owen Mills in consideration for $200,000 and shares of our common stock having a value of $200,000, based on the average closing price per share of our common stock for the ten trading days preceding the issuance of such shares. Under the agreement the aggregate consideration of $400,000 was to be paid by us as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the we have paid $200,000 to the former shareholder of Owen Mills; (ii) $40,000 in the form of shares of our common stock payable shortly after the closing of the transaction; and (iii) $160,000 in the form of shares of our common stock to be issued in four installments beginning on the last business day in February 2006 and on the anniversary of such date for the following three years. In accordance with the agreement, we issued on April 27, 2005, April 3, 2006, May 1, 2007, March 18, 2008 and June 8, 2009, 36,463 shares, 123,077 shares, 74,074 shares, 123,839 shares and 209,424 shares of our common stock, respectively, each issuance having a fair market value of $40,000. We have no further obligation to issue any shares of common stock.

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

Purchase of Equity Securities by the Issuer and Affiliates

On December 31, 2008, we entered into a stock purchase agreement with Achidatex and Messrs. Hatzor and Freddy and Shmuel Davidovitz, pursuant to which we purchased from them an aggregate of 1,050,000 shares of our common stock, and the remaining minority interest in Achidatex in consideration for $1.2 million. As a result of this purchase we now own 100% of Achidatex.

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

We believe that current international tensions, the continuing war on terrorism and conflicts in Iraq and Afghanistan are all likely to result in additional interest in our products, and that the demand for our products will continue to grow.

We expect to address this growth by offering a comprehensive array of high quality branded security products that meet our customers’ increasingly complex security products requirements.

Material Trends

Gross Profit Margins. Our pricing policy, although slightly different from one product to the other, is based on maintaining our existing overall gross margins. We do not expect a material change in our gross profit margins in the foreseeable in future.

Current Economic Overview. We generate revenues from sales of our products to the civilian and military markets. Accordingly, our business is affected by economic conditions. The volatile economic conditions throughout 2009 slowed-down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact the ability of our customers, including governmental entities, to make capital expenditures, thereby affecting their ability to purchase our products. In addition, the turmoil in the financial markets may limit our ability to obtain financing in 2010. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets including investments, may be adversely affected if economic conditions deteriorate or continue to be volatile. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The turmoil in the financial markets may limit our ability to obtain financing for our working capital requirements.

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

In the year ended December 31, 2009 the U.S. dollar depreciated against the NIS by approximately 0.71%, and our financial results were positively impacted. However, because exchange rates between the U.S. dollar and the NIS fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

Pending acquisition

On December 17, 2008, Mayotex entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd., or Sarino, to cooperate in the manufacture of optical grade Germanium crystals and sales of lenses to be used in optical and infra-red night vision products utilizing the Germanium crystals, or the Sarino Agreement.

        On December 21, 2008, Mayosar Ltd., or Mayosar, which was incorporated by Mayotex and Sarino, through its wholly owned subsidiary Isorad IR Optics Ltd., or Optics, entered into an agreement, or the Isorad Agreement, to purchase the Germanium Crystals Business of Isorad Ltd., an Israeli governmental company, or Isorad. The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications. As of December 31, 2009, Isorad has not met certain conditions precedent set out in the Isorad Agreement and therefore, based on legal advice received, we are of the opinion that the Isoard Agreement has not been consummated.

Pursuant to the Sarino Agreement and subject to the approval of the Isorad Agreement:

•
Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex will have operational control of Mayosar.

•
In consideration of the above, Mayotex will pay Sarino $1 million, out of which, $300,000 will be non-refundable to Mayotex upon 24 months following the execution of the Isorad Agreement, and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar and personal guarantees provided by Sarino Crystal Technologies Ltd.'s controlling shareholders.

•
Mayotex agreed to provide Mayosar with a loan in the aggregate amount of $2 million under a timetable to be determined by Mayosar’s board of directors. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

As of December 31, 2009, Mayotex provided loans of $1 million to Sarino and $0.9 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

Pursuant to the Isorad Agreement, Optics is to pay annual royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement , or the Effective Date, with a minimum amount of approximately $133,000 payable per year during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the following years of the royalties payment period.

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

Optics has the right during the four year period following the Effective Date to redeem its commitment to pay royalties under the Isorad Agreement in consideration of a fixed payment of $750,000, less all royalties paid to Isorad through that date.

        Our management is currently assessing our Company’s legal position. Our management is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements should be fully refunded to us in the event that the Isorad Agreement is not consummated.

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

Segments. During 2009 and 2008, we operated and managed two strategic business units: production for the civilian market and the military market. These operational segments are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. We do not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical (See Note 15(A) to our financial statements for segment information).

Revenue Recognition. Revenues from sales of products are recognized under the completed contract method upon shipment to customers. We provide a warranty on goods ranging from three to four years on certain products. Our policy to consider the establishment of a reserve for warranty expenses, based upon our historical experience. We did not establish a reserve at December 31, 2009 and December 31, 2008. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

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

Disclosure of Certain Risks and Concentrations of Credit Risk. At December 31, 2009 and 2008, we held cash and cash equivalents, in the aggregate amount of $3,783,631 and $1,719,921, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these items.

A significant portion of our sales are made to government institutions and private industry in Israel. Consequently, the exposure to credit risks relating to these trade receivables is limited. Export sales are made primarily with a letter of credit by the buyer or under controlled credit with specific accredited customers, so the receivable is collectible. We perform ongoing credit evaluations of our customers and generally do not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.

Trading Securities. We invest in mutual funds and common stock in Israel and in common stock in the United States. All trading securities as of December 31, 2009 and 2008 are carried at their fair market value based upon quoted market prices of those investments at year-end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income for the years ended December 31, 2009 and 2008.

     Accounts Receivable. Accounts receivable consist primarily of receivables from customers and institutions. We record a provision for doubtful accounts, when appropriate, to allow for any amounts which may be unrecoverable based upon an analysis of our prior collection experience, customer creditworthiness and current economic trends.

Inventories. Inventories are stated at the lower of cost or market value. Inventories allowances are provided to cover risks arising from obsolete and slow-movies items, discontinued products and excess inventories according to revenue forecasts. As of December 31, 2009 and 2008, inventories allowances were $539,794 and $371,800, respectively.

Cost is determined as follows:

•	Raw materials and components – using the first-in, first-out (FIFO) method.

•	Work in progress and finished goods – represents the cost of raw materials, components and, manufacturing costs which include direct and indirect allocable costs.

Any change in our assumptions with respect to the need to write-off or write-down the value of our inventories may have material affect on our financial position or results of operations.

Property Plant and Equipment. Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to sixteen years.

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

Accounting for Registration Payment Arrangements. As of January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 815 “Accounting for Registration Payment Arrangements,” (formerly FSP EITF 00-19-2), or ASC 815, which addresses an issuer’s accounting for registration payment arrangements. The ASC 815 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB ASC 450 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 5), Accounting for Contingencies. The ASC 815 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. As a result of our adoption of the ASC 815, our financial statements includes a cumulative-effect adjustment to the opening balance of shareholders’ equity in the amount of $123,654 as of January 1, 2007.

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

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Net Revenues and Gross Profit Margin. Net revenues for the year ended December 31, 2009 decreased to $16,503,104 from $18,170,508 in the year ended December 31, 2008, a decrease of 9.2%. The decrease is primarily attributable to a decrease of approximately $1.9 million in our sales to the export military market segment, a decrease of approximately $1.1 million in our sales to the local civilian market segment and the appreciation of the average exchange rate of the U.S. dollar, which was offset in part by an increase of approximately $1.2 million in the local military market segment. The increase in revenues in our local military market segment is attributable to a general increase in orders from the Israeli Ministry of Defense.

The following table sets forth the breakdown of sales by segment for the years ended December 31, 2009 and December 31, 2008.

	Year Ended December 31,
	2009	2008
Sales to the local civilian market	$2,625,347	$3,741,228
Sales to export civilian market	1,153,659	1,004,042
Sales to the local military market	7,467,792	6,226,225
Sales to export military market	5,256,306	7,199,013

Total	$16,503,104	$18,170,508

In the year ended December 31, 2009, Export Erez accounted for $10,752,729, or 65.2% of our revenues, Achidatex accounted for $4,596,716, or 27.8% of our revenues, and Owen Mills accounted for $1,153,659, or 7.0% of our revenues. In the year ended December 31, 2008, Export Erez accounted for $12,982,395, or 71.4% of our revenues, Achidatex accounted for $4,184,071, or 23.0% of our revenues, and Owen Mills accounted for $1,004,042, or 5.6% of our revenues.

Gross Profit. Gross profit for the year ended December 31, 2009 was $3,388,488 compared to $4,076,633 for the year ended December 31, 2008. This decrease in gross profit in 2009 is primarily attributable to the decrease in revenues, higher overhead expenses, higher labor costs due to currency fluctuations and a large sale bearing a lower margin. In the year ended December 31, 2009, Export Erez, Achidatex and Owen Mills accounted for 47%, 47.8%, and 5.2%, of our gross profit, respectively.  In the year ended December 31, 2008, Export Erez, Achidatex and Owen Mills accounted for 61.2%, 37.4% and 1.4%, of our gross profit, respectively.

Our gross profit margin for the year ended December 31, 2009 was 20.5% compared to 22.4% for the year ended December 31, 2008. The decline is primarily attributable to the decrease in revenues, higher overhead expenses, higher labor costs due to currency fluctuations, and the large lower margin sale. Export Erez’s gross margin for the year ended December 31, 2009 was 13.6% compared to 17.5% for the year ended December 31, 2008, primarily due to a decrease in revenues. Achidatex’s gross margin for the year ended December 31, 2009 was 22.7% compared to 20.1% for the year ended December 31, 2008, primarily due to an increase in revenues. Owen Mills’ gross margin was 15.3% for the year ended December 31, 2009 compared to 5.5% for the year ended December 31, 2008, mainly due to an increase in revenues.

Selling Expenses. Selling expenses for the year ended December 31, 2009 decreased by 18.5% to $945,968 from $1,160,734 for the year ended December 31, 2008. The decrease in our selling expenses was attributable primarily to a decrease in export sales and commissions paid on export sales, as well as less usage of external consultants for selling transactions in 2009. Export Erez’s selling expenses for the year ended December 31, 2009 were $451,880 compared to $620,369 for the year ended December 31, 2008. Achidatex’s selling expenses for the year ended December 31, 2009 were $387,510 compared to $521,551 for the year ended December 31, 2008. Owen Mills selling expenses for the year ended December 31, 2009 were $105,442 compared to $18,814 for the year ended December 31, 2008. Defense Industries selling expenses for the year ended December 31, 2009 were $1,136 compared to $0 for the year ended December 31, 2008.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2009 decreased by 13.6% to $1,902,410 from $2,201,027 for the year ended December 31, 2008, primarily due to a decrease in professional fees and due to currency fluctuations.

Compensation for War Damages. Export Erez and Mayotex received $50,909 and $165,129, respectively, as compensation from the Israeli Government, under the "Property tax and compensation payments for war damages" Regulations, for the loss of employment days and potential revenues during the last two years due to the security and military situation in the area in which Export Erez and Mayotex were located. This $216,038 of compensation has been recorded as a reduction to our operating expenses in 2009.

Financial Expenses. We had net financial expenses for the year ended December 31, 2009 of $73,212 as compared to net financial income of $228,676 for the year ended December 31, 2008. This is mainly due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in an expense of $66,396 for the year ended December 31, 2009 compared to income of $280,350 for the year ended December 31, 2008, offset mainly by a decrease in bank interest expenses due to a decrease in short term credit and loans in the year ended December 31, 2009 compared to the year ended December 31, 2008.

Other Income (Expense), Net. We had other income, net for the year ended December 31, 2009 of $304,002 as compared to other expense, net of $129,713 for the year ended December 31, 2008. Our other income in 2009 is attributable primarily to realized and unrealized gains on trading securities and gains due to changes in the fair market value of investments allocated to funds invested in respect of employee rights upon retirement. Our other expense in 2008 is attributable primarily to realized and unrealized losses on trading securities and losses due to changes in the fair market value of investments allocated to funds invested in respect of employee rights upon retirement.

        Income Tax Expense. Our income tax expense for the year ended December 31, 2009 was $464,672 as compared to income tax expense of $127,004 for the year ended December 31, 2008. In 2009 and 2008, we did not record a tax benefit related to the loss incurred by our U.S. operation due to our deferred tax valuation allowance. In 2008 we recorded a tax benefit in respect of Beneficiary Enterprise in the previous year, which reduced our tax expense. In 2009 we recorded a deferred tax liability in respect of taxes on tax-exempt income derived from a Beneficiary Enterprise of $235,947. Export Erez’s income tax expense for the year ended December 31, 2009 was $274,801 compared to $43,216 (offset by income of $273,103 from changes in our income tax estimate from a prior year) for the year ended December 31, 2008. Achidatex’s income tax expense for the year ended December 31, 2009 was $189,871 compared to $82,988 for the year ended December 31, 2008. Owen Mills’ income tax expense for the year ended December 31, 2009 was $0 compared to income tax expense of $800 for the year ended December 31, 2008.

Net Income Before Extraordinary Income. Our consolidated net income before extraordinary income was $522,266 in the year ended December 31, 2009 compared to net income before extraordinary income of $686,831 in the year ended December 31, 2008. Export Erez’s net income for the year ended December 31, 2009 was $255,061 compared to net income of $909,395 for the year ended December 31, 2008. Achidatex’s net income for the year ended December 31, 2009 was $495,952 compared to net income of $188,558 for the year ended December 31, 2008. Owen Mills’ net loss for the year ended December 31, 2009 was $170,642 compared to a net loss of $282,376 for the year ended December 31, 2008. Defense Industries’ net loss for the year ended December 31, 2009 was $58,105 compared to a net loss of $128,746 for the year ended December 31, 2008.

Extraordinary Income. We did not record any extraordinary income for the year ended December 31, 2009.  In February 2006, three of our subsidiaries, Export Erez, Mayotex and Achidatex filed compensation claims for compensation pursuant to the Evacuation Compensation Law as a result of the evacuation of the Gaza Strip. In 2006, we were notified that we would receive advance payments aggregating $523,000 in respect of our claims. On February 18, 2008 our three subsidiaries signed definitive agreements with SELA Agency, a government agency established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of the $523,000 we previously received. We received the payments in 2008 and recognized a $4,827,280 extraordinary gain.

Net Income Attributable to Noncontrolling Interest. For the year ended December 31, 2009, we did not record any income attributable to noncontrolling interest, compared to net income of $25,094 attributable to noncontrolling interest for the year ended December 31, 2008, with respect to Achidatex, which subsidiary is now wholly-owned.

Net Income. In the year ended December 31, 2009 our consolidated net income attributable to controlling interest was $522,266, compared to $5,489,017 for the year ended December 31, 2008. Our 2008 net income was mainly attributable to the net extraordinary income of $4,827,280 we recorded as a result of the compensatory payments we received from the Israeli government.

Liquidity and Capital Resources

As of December 31, 2009, we had $3,783,631 in cash and cash equivalents, $2,312,048 in trading securities and working capital of $10,102,545 as compared to $1,719,921 in cash and cash equivalents, $2,384,727 in trading securities and working capital of $10,088,528 at December 31, 2008.

Cash Flows	Years ended
	December 31, 2009	December 31, 2008

Net cash provided by operating activities	$1,503,984	$5,538,714
Net cash provided by (used in) investing activities	1,961,761	(4,237,482)
Net cash used in financing activities	(1,557,843)	(417,118)
Net increase in cash and cash equivalents	2,063,710	599,867
Cash and cash equivalents at beginning of year	1,719,921	1,120,054
Cash and cash equivalents at end of year	3,783,631	1,719,921

        Operating activities. Net cash provided by operating activities was $1,503,984 for the year ended December 31, 2009 as compared to $5,538,714 provided by operating activities in the year ended December 31, 2008. The decrease in net cash provided by operating activities was primarily attributable to the extraordinary income of $4,827,280 we received in 2008, net of tax.  In 2009, our cash flow from operating activities reflected net income of $522,266, a decrease in inventories of $1,251,844, a decrease in trading securities of $215,407, and depreciation and amortization of $556,086, offset by a decrease in accounts payable of $305,859 and a decrease in other current liabilities of $822,100. Net cash provided by operating activities in the year ended December 31, 2008 was primarily attributable to net extraordinary income of $4,827,280 from payments by the Israeli government, net income (less extraordinary income) of $686,831, a decrease in trading securities of $632,050 and depreciation and amortization of $580,255, offset by a $1,701,140 increase in inventory and a decrease in other liabilities of $208,055.

Investing activities. Net cash provided by investing activities was $1,961,761 for the year ended December 31, 2009 as compared to net cash used in investing activities of $4,237,482 in the year ended December 31, 2008. During the year ended December 31, 2009, $3,000,000 was provided from the redemption of restricted bank deposits, $938,666 was used for a refundable deposit for the purchase of a business and $99,573 (net of sales of fixed assets in the amount of $58,662) was used to purchase fixed assets. During the year ended December 31, 2008, $3,000,000 was deposited in restricted bank deposits, $1,000,000 was used for a refundable deposit for the purchase of a business and $237,482 (net of sales of fixed assets in the amount of $68,922) was used to purchase fixed assets.

Financing activities. Net cash used in financing activities was $1,557,843 for the year ended December 31, 2009 as compared to $417,118 net cash used in financing activities for the year ended December 31, 2008. During the year ended December 31, 2009, we paid $1,200,000 to the former minority shareholders of Achidatex and repaid $20,504 of short-term debt and $337,339 of long-term debt. During the year ended December 31, 2008, we repaid $154,175 of short-term debt and $630,856 of long-term debt, offset by proceeds of $367,913 from new long-term debt.

Most of our large contracts, which are Israeli Governmental contracts, are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have strived to balance our accounts payable and accounts receivable.

We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2009.

Contractual Obligations		Payments due by Period
	Total	less than 1 year	2 -3 years	4 -5 years	more than 5 years
Long-term debt obligations	$561,672	$293,422	$237,344	$30,906	-
Estimated interest payments on long-term debt obligations	40,944	24,604	15,692	648	-
Operating lease obligations	1,012,595	552,509	460,086	-	-
Total	$1,615,211	$870,535	$713,122	$31,554	-

Recent Accounting Pronouncements

          See “New Accounting Pronouncements” set forth in Note 1 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

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

In the year ended December 31, 2009, the inflation rate in Israel was 3.91% and the NIS appreciated in relation to the U.S. dollar at a rate of 0.71%, from NIS 3.802 per $1 on December 31, 2008 to NIS 3.775 per $1 on December 31, 2009. In the period ending in December 31, 2008 inflation in Israel was 3.8% while the NIS appreciated in relation to the U.S. dollar at a rate of 1.14%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

We did not enter into any foreign exchange contracts in the year ended December 31, 2009.

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

Market Risk

At December 31, 2009 and 2008, we held cash and cash equivalents, in the aggregate amount of $3,783,631 and $1,719,921, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these deposits.

As of December 31, 2009 we held $2,312,048 of trading securities compared to $2,384,727 as of December 31, 2008. Such securities are subject to market risk, and in 2009 we recorded recognized and unrecognized gains of $220,003 with respect to our holdings due to the incline in the stock market.

Interest Rate Risk

We have variable rate loans that we borrow from Israeli banks which are based on the local Prime Rate. Each increase of 1% in the Prime Rate will increase our interest expense by $8,448.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements.

See Index to Consolidated Financial Statements on page F-0

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

            Our management, with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Their assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on their assessment and those criteria, our chief executive officer and chief financial officer, concluded that our company maintained effective internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held
Meira Fostbinder	63	Chairman of the Board of Directors, Vice President of Finance, Secretary and Treasurer
Uri Nissani	55	Chief Executive Officer, President and Director
Gil Fostbinder	26	Assistant General Manager of Mayotex Ltd., a wholly-owned subsidiary of the Registrant and Director
Tsippy Moldovan	53	Chief Financial Officer and Director
Motti Hassan	59	Director

Joseph Fostbinder, our former Chief Executive Officer and Chairman of the Board of Directors passed away during 2009.  Baruch Tosh, our former president was released from his duties on January 1, 2010, and Dan Zarchin resigned as a director on January 7, 2010.

Meira Fostbinder has served as the Chairman of the Board of Directors since June 23, 2009 and our vice president of finance and a director of Export Erez since 1996.   Mrs. Fostbinder is the controlling shareholder of our company and has been involved in the management of our company since 1996. Mrs. Fostbinder’s experience with our company provides our board of directors with significant knowledge about our company and its operations.

Uri Nissani was appointed Chief Executive Officer, President and a member of the Board of Directors effective January 1, 2010. From January 15, 2007 until December 15, 2009, Mr. Nissani served as the Head of Business Development of S.D.S (Star Defense Systems) Ltd., and Star Night Technologies Ltd., each of which are Israeli companies listed on the Tel Aviv Stock Exchange. Star Night Technologies Ltd. is a holding company holding a controlling stake in S.D.S (Star Defense Systems) Ltd. S.D.S (Star Defense Systems) Ltd. manufactures and markets products mainly for the defense industry and operates through three divisions: (i) a night vision solutions division; (ii) a safety and rescue products division; and (iii) an avionic systems division. Mr. Nissani also served as a director of S.D.S. (Star Defense Systems) Ltd. from October 1, 2006 until December 31, 2008. Mr. Nissani has significant experience in managing companies engaged in the defense industry and his background enhances the breadth of experience of our board of directors.

        Gil Fostbinder has served as a director and Assistant General Manager of Mayotex Ltd., our wholly-owned subsidiary, effective June 23, 2009, where he had been employed as a project manager and in the marketing department since October 2004.  Mr. Fostbinder has been employed by our company since 2004 and enhances the knowledge of our board of directors about the operations of Mayotex.

Tsippy Moldovan has served as our chief financial officer and as our director since March 2002. Prior to that and since 1987 Mrs. Moldovan served as our Deputy Vice President of Finance. Since September 1, 1987 Mrs. Moldovan had served as the deputy managing director of finance of Export Erez. Mrs. Moldovan attended Buchnich Accounting School in Ashkelon, Israel and completed course work in economics and management accounting from Mishlav School, Tel Aviv, Israel. Mrs. Moldavan’s significant experience with our company and accounting background enhance the breadth of experience of our board of directors.

Motti Hassan has served as our director since October 30, 2002. Mr. Hassan is an electronics engineer. Mr. Hassan served in the Israeli Army as a system engineer for 15 years until July 2000 when he retired and joined a private company in the field of professional video as a sales and business development manager. Mr. Hassan holds a B.Sc. degree in Electronic Engineering from the Ben Gurion University, Beer Sheva, Israel. Mr. Hassan’s significant experience in the military and his engineering background enhance the breadth of experience of our board of directors.

Family Relationships

Meira Fostbinder and Gil Fostbinder are mother and son.

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

                To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal year 2009 all of our executive officers and directors subject to these reporting requirements filed the required reports on a timely basis.

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

Summary Compensation

The following table sets forth information concerning the total compensation during the last two fiscal years.  As of December 31, 2009, no other executive officer was paid in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Joseph Fostbinder – former Chief Executive Officer and Chairman of the Board of Directors	2009	*	$96,935	-	-	-	-	-	$96,935
	2008		$73,240	-	-	-	-	-	$73,240

Baruch Tosh - former President	2009		$109,197	-	-	-	-	-	$109,197
	2008		$112,102	-	-	-	-	-	$112,102

* For the period until June 2009.

The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 for the years ended December 31, 2009 and 2008.

Grants of Plan-Based Awards for 2009

We did not award any stock options to our executive officers during the fiscal year ended December 31, 2009.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

Outstanding Equity Awards at Fiscal Year End

We did not grant any equity awards to our executive officers during the fiscal year ended December 31, 2009.

Option exercises and stock vested table.

None

Directors Compensation

Our directors do not receive compensation for their services on our Board of Directors or any committee thereof.  The following table sets for the compensation received by each of our Directors in 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Joseph Fostbinder	-	-	-	-	-	$96,935	(1)	$96,935
Meira Fostbinder	-	-	-	-	-	$20,399	(2)	$20,399
Gil Fostbinder	-	-	-	-	-	$37,240	(3)	$37,240
Dan Zarchin	-	-	-	-	-	$120,525	(4)	$120,525
Tsippy Moldovan	-	-	-	-	-	$35,412	(5)	$35,412
_________

(1) Mr. Fostbinder earned $96,935 in consideration for his employment as our Chief Executive Officer prior to his death on June 13, 2009.

(2) Ms. Fostbinder earned $20,399 in consideration for her employment as our vice president of finance, secretary and treasurer.

(3) Mr. Fostbinder earned $37,240 in consideration for his employment as Assistant General Manager of Mayotex Ltd., our wholly-owned subsidiary.

(4) Mr. Zarchin, who resigned as a director effective January 7, 2010, earned $120,525 in consideration for his consulting services to us in 2009.

(5) Ms. Moldovan earned $35,412 in consideration for her employment as our chief financial officer.

Employment Agreements

Mr. Uri Nissani was appointed CEO, President and a member of the board of directors of the Company effective January 1, 2010. The annual compensation cost for Mr. Nissani is approximately $144,000, plus use of a company car and the customary Israeli social benefits. Subject to the execution of an option agreement and approval of our shareholders (if necessary) Mr. Nissani has been granted options to purchase 7,088,259 shares of our common stock, par value $0.0001 each. Options to purchase 4,252,960 shares will vest in ten quarterly installments beginning March 31, 2010. The remaining 2,835,299 options will vest upon achievement of certain milestones with respect to our performance in 2010 and 2011, as shall be agreed by the parties in the Option Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2010 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each named executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2009; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock (3)
The Estate of Joseph Fostbinder (4)	19,440,212	69.05%
Uri Nissani (6)	-	-
Meira Fostbinder (4) (5)	9,788	*
Gil Fostbinder (5)	-	-
Tsippy Moldovan	55,000	*
Motti Hassan	-	-
All officers and directors as a group (5 persons)	19,515,000	69.32%

*           Less than 1% percent

(1)
The addresses of Estate of Joseph Fostbinder, Uri Nissani, Meira Fostbinder, Gil Fostbinder, Tsippy Moldovan and Motti Hassan are c/o Defense Industries International, Inc., 12 Hamefalsim Street, Petch Tikva, Israel.

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

(3)	Based upon 28,150,535 shares of common stock outstanding.

(4)	The late Joseph Fostbinder was the spouse of Meira Fostbinder who is the sole heir of Mr. Fostbinder's shares.

(5)	Gil Fostbinder is the son of Meira Fostbinder.

(6)	As for the option agreement with Mr. Nissani, see Item 11. Executive Compensation – Employment Agreements.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Facility Leases

Pursuant to a lease agreement effective since January 1, 2001, our subsidiary Achidatex leases an industrial building located in the Nazareth Industrial Zone, from a company owned by the former shareholders of Achidatex, Mr. Avraham Hatzor, Mr. Freddy Davidovitz, Mr. Shmuel Davidovitz and a company owned by the estate of Mr. Joseph Fostbinder. Following the decision of the Israeli Government to evacuate Israeli residents and businesses from the Erez Industrial Zone, we relocated the major production activities of our subsidiary Export Erez from the Erez Industrial Area to this facility. The $274,628 rental expense in 2009 was allocated between the two subsidiaries. The lease will expire on December 31, 2011. According to the agreement, 75% of the rental expenses for this facility will be allocated to Achidatex and 25% of the rental expenses will be allocated to Export Erez.

Mayotex leases approximately 1,219 square meters of space in the Industrial Area of Sderot from the estate of Mr. Joseph Fostbinder, primarily for its cut and sew operations. The annual rental expense for this space was $72,701 in 2009. The lease will expire on December 31, 2010.

Mayotex leases 1,000 square meters of industrial space and additional 1,280 square meters of outdoor space in the Industrial Area of Ashkelon from a company owned by the estate of Mr. Joseph Fostbinder for its car armor installations. The annual rental expense for this space was $54,163 in 2009. The lease for 500 square meters will expire on June 30, 2010. The lease for an additional 500 square meters will expire on December 31, 2010.

Item 14.	Principal Accountant Fees and Services

Fees to Principal Accountants

The following table sets forth, for each of the years indicated, the fees incurred to our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP during 2009 and 2008. All of such fees were pre-approved by our Board of Directors.

	Year Ended December 31,
	2009	2008
Services Rendered	Fees	Fees
Audit (1)	$69,281	$93,028
Audit-related	--	--
Tax fees (2)	20,728	45,000
Total	$90,009	$138,028

(1)
Audit services consist of work performed in connection with the audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as consents letters for SEC registration statements.

(2)	Tax fees relate to the completion of our tax filings in the U.S.

Pre-Approval Policies and Procedures

Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Virchow, Krause & Company, LLP. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. All services were pre-approved during 2009. Pre-approval may be given as part of the Board of Directors’ approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board of Directors’ members, but the decision must be presented to the Board of Directors at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)         The following documents are filed as a part of this Report:

1.           Financial Statements.

See Index to Consolidated Financial Statements on page F-0

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

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	By-laws (3)
4.1	Securities Purchase Agreement dated June 15, 2005 (4)
4.2	Stockholders Agreement dated June 15, 2005 (4)
4.4	Form of Warrant A dated June 15, 2005 (4)
4.5	Form of Warrant B dated June 15, 2005 (4)
21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Engagement letter between the registrant and Mr. Uri Nissani dated December 31, 2009 (5)
_________

(1)           Filed as Exhibit 3 to the Registrant’s Form 10-KSB for the year ended December 31, 2001.

(2)	Filed as Appendix C to the Registrant’s Filing on Schedule 14C, filed with the Commission on December 30, 2002.

(3)	Filed as Appendix D to the Registrant’s Filing on Schedule 14C, filed with the Commission on December 30, 2002

(4)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated filed June 20, 2005.

(5)           Filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K dated filed January 1, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFENSE INDUSTRIES INTERNATIONAL, INC.

Date: March 31, 2010	/s/ Uri Nissani
Name: Uri Nissani
Title: Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Meira Fostbinder
Name: Meira Fostbinder
Title: Chairman of the Board of Directors and Vice President of Finance

/s/ Uri Nissani
Name: Uri Nissani
Title: Chief Executive Officer and President and Director

/s/ Tsippy Moldovan
Name: Tsippy Moldovan
Title: Chief Financial Officer and Director

/s/ Gil Fostbinder
Name: Gil Fostbinder
Title: Director

/s/ Motti Hassan
Name: Motti Hassan
Title: Director

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGES	F-2-F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGES	F-6-F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGES	F-8-F-35	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Defense Industries International, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Defense Industries International, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Baker Tilly Virchow Krause, LLP
An independent member of Baker Tilly International

Minneapolis, Minnesota
March 31, 2010

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Note	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$3,783,631	$1,719,921
Restricted bank deposits	3	---	3,000,000
Accounts receivable, net of allowance for doubtful accounts of $343,629 and $298,354, respectively		3,352,751	3,449,852
Inventories	5	4,124,141	5,373,627
Trading securities	4	2,312,048	2,384,727
Deferred taxes	11	148,710	168,231
Other current assets		225,112	178,825

Total Current Assets		13,946,393	16,275,183

PROPERTY, PLANT AND EQUIPMENT, NET	6	1,741,594	2,177,526

OTHER ASSETS
Fund in respect of employee rights upon retirement	10	780,960	646,905
Deferred taxes	11	25,659	62,873
Refundable deposits on purchase of a business	17	1,993,696	1,000,000

Total Other Assets		2,800,315	1,709,778

TOTAL ASSETS		$18,488,302	$20,162,487

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONT.)

		December 31,	December 31,
	Note	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable		$1,408,741	$1,720,913
Accounts payable - related parties	14	462,968	1,581,097
Short-term debt	7	876,554	956,801
Common stock to be issued		---	40,000
Other current liabilities	8	1,047,771	1,887,844

Total Current Liabilities		3,796,034	6,186,655

LONG-TERM LIABILITIES
Long-term portion of debt	9	268,250	555,044
Deferred taxes liabilities	11	229,191	-
Liability for employee rights upon retirement	10	911,440	821,909

Total Long-Term Liabilities		1,408,881	1,376,953

TOTAL LIABILITIES		5,204,915	7,563,608

COMMITMENTS AND CONTINGENCIES	12

SHAREHOLDERS’ EQUITY	13
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding		---	---
Common stock, $0.0001 par value, 250,000,000 shares authorized ; 29,200,535 shares issued and 28,150,535 shares outstanding in 2009 ; and 28,991,111 shares issued and 27,941,111 shares outstanding in 2008		2,920	2,899
Additional paid-in capital		2,997,370	2,957,391
Treasury stock (1,050,000 shares at cost)		(252,000)	(252,000)
Retained earnings		10,176,352	9,654,086
Accumulated other comprehensive gain		358,745	236,503

TOTAL SHAREHOLDERS' EQUITY		13,283,387	12,598,879

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$18,488,302	$20,162,487

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008

NET REVENUES	$16,503,104	$18,170,508

COST OF SALES	13,114,616	14,093,875

GROSS PROFIT	3,388,488	4,076,633

OPERATING EXPENSES
Selling	945,968	1,160,734
General and administrative	1,902,410	2,201,027
Compensation from government (Note 16)	(216,038)	---

Total Operating Expenses	2,632,340	3,361,761

INCOME FROM OPERATIONS	756,148	714,872

OTHER INCOME (EXPENSES)
Financial expense	(811,793)	(1,324,876)
Financial income	738,581	1,553,552
Other income (expenses), net	304,002	(129,713)

Total Other Income	230,790	98,963

INCOME BEFORE INCOME TAXES	986,938	813,835

Income tax expenses (Note 11)	464,672	127,004

NET INCOME BEFORE EXTRAORDINARY INCOME	522,266	686,831

Extraordinary income, net of tax (Note 16)	---	4,827,280

NET INCOME	522,266	5,514,111

Net income attributable to noncontrolling interest	---	25,094

NET INCOME attributable to controlling interest	$522,266	$5,489,017

Net income per share attributable to controlling interest from continuing operations – basic and diluted	0.019	0.027

Net extraordinary income per share attributable to controlling interest – basic and diluted	---	0.163

Net income per share attributable to controlling interest - basic and diluted	$0.019	$0.190

Weighted average number of shares outstanding - basic and diluted	28,059,306	28,964,719

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive	Total Shareholders'	Noncontrolling	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Income (loss)	Equity	Interest	Equity

Balance as of January 1, 2008	28,867,272	$2,886	-	$-	$2,764,328	$4,165,069	$488,808		$7,421,091	$1,077,708	$8,498,799

Common stock issued to acquire Rizzo Inc (1)	123,839	13	-	-	39,987	-	-		40,000	-	40,000

Purchase of treasury stock (2)	-	-	1,050,000	(252,00)	-	-	-		(252,00)	-	(252,00)

Excess of fair value over consideration for the purchase of Achidatex Nazereth Elite (1977) Ltd. shares (2)	-	-	-	-	153,076	-	-		153,076	(1,101,076)	(948,000)

Comprehensive income (loss):

Net income	-	-	-	-	-	5,489,017	-	$5,489,017	5,489,017	25,094	5,514,111

Foreign currency translation loss	-	-	-	-	-	-	(252,305)	(252,305)	(252,305)	(1,726)	(254,031)

Total comprehensive income								$5,236,712

Balance as of December 31, 2008	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$9,654,086	$236,503		$12,598,879	$-	$12,598,879

Common stock issued to acquire Rizzo Inc (1)	209,424	21	-	-	39,979	-	-		40,000	-	40,000

Comprehensive income:

Net income	-	-	-	-	-	522,266	-	$522,266	522,266	-	522,266

Foreign currency translation gain	-	-	-	-	-	-	122,242	122,242	122,242	-	122,242

Total comprehensive income								$644,508

Balance as of December 31, 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,176,352	$358,745		$13,283,387	$-	$13,283,387

(1) See Note 13
(2) See Note 1

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$522,266	$5,489,017
Noncontrolling interest in income of subsidiary	-	25,094
Net income	522,266	5,514,111
Less – extraordinary income, net of tax	-	(4,827,280)
	522,266	686,831
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Items not effecting cash:
Depreciation and amortization	556,086	580,255
Gain from sale of property, plant and equipment	(20,135)	(36,271)
Provision for doubtful accounts	41,666	141,946
Deferred taxes	276,055	(28,078)
Net unrealized (gain) loss on trading securities	(129,268)	4,869
Accrued interest and exchange rate differences of long-term debt	(1,507)	(3,763)
Accrued interest on payments for the purchase of a business	55,030	-
Accrued interest and exchange rate differences on deposits	(177,778)	-
Changes in assets and liabilities:
Decrease in accounts receivable	69,687	64,386
Decrease (increase) in inventories	1,251,844	(1,701,140)
Decrease in trading securities	215,407	632,050
Increase in related parties accounts	76,230	347,505
(Increase) decrease in other current assets	(59,698)	14,608
(Increase) decrease in funds in respect of employee rights upon retirement	(124,242)	120,174
(Decrease) increase in accounts payable	(305,859)	12,659
Decrease in other current liabilities	(822,100)	(208,055)
Increase in liability for employee rights upon retirement	80,300	83,458
Net Cash Provided By Operating Activities	1,503,984	711,434
Cash provided by extraordinary items	-	4,827,280
	1,503,984	5,538,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term restricted bank deposits	-	(3,000,000)
Redemption of restricted bank deposits	3,000,000	-
Purchases of property, plant and equipment	(158,235)	(306,404)
Proceeds from sale of property, plant and equipment	58,662	68,922
Refundable deposit for purchase of a business	(938,666)	(1,000,000)
Net Cash Provided by (Used In) Investing Activities	1,961,761	(4,237,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction in short-term debt, net	(20,504)	(154,175)
Proceeds from long-term debt	-	367,913
Repayment of long-term debt	(337,339)	(630,856)
Redemption of related parties creditors	(1,200,000)	-
Net Cash Used in Financing Activities	(1,557,843)	(417,118)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	155,808	(284,247)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,063,710	599,867

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,719,921	1,120,054

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,783,631	$1,719,921

INTEREST PAID	$112,550	$116,030

TAXES PAID	$940,013	$313,272

The accompanying notes are an integral part of the consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Pursuant to an agreement signed on February 28, 2005 to acquire the business of Rizzo Inc. (doing business as Owen Mills Company), on June 8, 2009 and on March 18, 2008, the Company issued 209,424 shares and 123,839 shares of its common stock, respectively, having a fair value of $40,000 each at the date of issuance, to the former shareholders of Rizzo Inc.

On December 31, 2008, the Company signed an agreement to purchase the minority interest in Achidatex Nazereth Elite (1977) Ltd. and 1,050,000 shares of common stock of the Company for an aggregate purchase price of $1,200,000, paid by the Company during the first and second quarters of 2009 (see also Note 1).

The accompanying notes are an integral part of the consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Defense Industries International, Inc. is a holding company whose wholly owned subsidiaries include Export Erez USA, Inc., Rizzo Inc.(doing business as Owen Mills Company) (“Owen Mills”), Export Erez Ltd. (“Export Erez”), Mayotex, Ltd. (“Mayotex”), Dragonwear Trading Ltd. (“Dragonwear”) and Achidatex Nazareth Elite (1977) Ltd. (“Achidatex”).

On December 31, 2008, the Company signed an agreement to purchase the minority interest in Achidatex and 1,050,000 shares of common stock of the Company for an aggregate price of $1,200,000. Following the completion of the transaction the Company owned 100% of Achidatex. The Company allocated $252,000 of the purchase price or $0.24 per share to the purchase of the Company’s common stock. The $0.24 per share represented the best measurement of fair value and was the closing price of the Company’s common stock on December 31, 2008.  The remaining purchase price of $948,000 was allocated to the purchase of the Achidatex minority interest. The excess of the liability to minority over the fair value assigned by management of $153,076 was allocated to shareholders’ equity. Payments by the Company to the minority shareholders under this agreement were paid during the first and second quarters of 2009.

During 2009, Dragonwear ceased its operations and was dissolved and deleted from the Register of Companies on March, 14, 2010. Dragonwear had no operational activities, therefore,  its discontinuance had no impact for measurement and disclosure purposes in all reported periods.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez USA, Inc., Export Erez, Mayotex, Dragonwear, Owen Mills and Achidatex (in respect of assets and liabilities - 100% as of December 31, 2009 and 2008, and in respect of operations – 100% and 76% in 2009 and 2008, respectively).

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

Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2009 and 2008, a loss of $66,396 and a gain of $280,350, respectively, are included in financial expense, net in the accompanying consolidated statements of operations.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(E) Fair Value of Financial Instruments

The Company’s financial instruments are principally non-derivative assets and non-derivative liabilities (non-derivative assets include cash and cash equivalents, deposits in banks and other financial institutions, marketable securities, trade accounts receivable, other current assets; non-derivative liabilities include short-term debt, trade accounts payable, and other current liabilities). Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in the consolidated financial statements. The carrying amount of the Company’s long-term debt approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

Effective January 1, 2008, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820 "Fair Value Measurements and Disclosures" (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.

FASB ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs, as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities;
Level 2 - Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3 - Unobservable inputs, such as discounted cash flow models or valuations.

The Company’s trading securities and bank deposits are measured at fair value based on quoted market prices in active markets for identical assets (Level 1).

The Company funds in respect to employees’ rights upon retirement are measured at fair value based upon unobservable inputs (Level 3).

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(F) Concentrations of Credit Risk

At December 31, 2009 and 2008, the Company held cash and cash equivalents, in the aggregate amount of $3,783,631 and $1,719,921, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

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

All trading securities as of December 31, 2009 and 2008 are carried at their fair market value based upon quoted market prices of those investments at year end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income.

(I) Inventories

Inventories are stated at the lower of cost or market value.

Inventories allowances are provided to cover risks arising from obsolete and slow-moving items, discontinued products and excess inventories according to revenue forecasts. As of December 31, 2009 and 2008, inventories allowances were $539,794 and $371,800, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(J) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to twenty-five years.

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

(K) Impairment of Long-lived assets

In accordance with the provisions of FASB ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets” (formerly SFAS No. 144) (“FASB ASC 360”), the Company reviews long-lived assets, including equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under FASB ASC 360 an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of long-lived assets exceeds its fair value. No impairment charges were recorded in 2009 and 2008.

(L) Revenue Recognition

Revenues from sales of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. In accordance with FASB ASC 980 “Revenue Recognition in Financial Statements” (formerly Staff Accounting Bulletin (“SAB”) No.101 (as updated by SAB 104)) revenue is recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

The Company provides a warranty on goods ranging from three to four years on certain products. Based upon historical experience of immaterial warranty claims, the Company has not established a reserve at December 31, 2009 and 2008.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Bad debts are written off as incurred. The allowance for doubtful accounts was $343,629 and $298,354 at December 31, 2009 and 2008, respectively.

(N) Treasury shares

Treasury shares are presented as a reduction of shareholders' equity, at their cost to the Company.

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

FSAB ASC 740 "Accounting for Income Taxes" (formerly SFAS No. 109), requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During year 2009 and 2008, the Company recorded a valuation allowance for the full amount of deferred tax assets generated in the United States (“US”) due to uncertainties surrounding the ability to utilize US deferred tax assets. If related to US operations the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Deferred taxes were not created for taxes to be imposed on earnings distributed by subsidiaries, as it is the Company’s policy not to distribute taxable dividends in the foreseeable future. As for tax liability resulted from distribution of tax exempt revenues derived from "Beneficiary Enterprise" status under the Law for the Encouragement of Capital Investments, 1959, as amended on April 1, 2005, see Note 11.

(P) Per Share Data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents to purchase 202,500 shares of common stock were not included in diluted income per share because their effect was anti-dilutive, in the years ended December 31, 2009 and 2008.

(Q) Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers as revenues and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of income are shipping and handling fees of $166,894 and $236,572 for the years ended December 31, 2009 and 2008, respectively.

(R) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses included in selling expenses were $42,347 and $71,378 for the years ended December 31, 2009 and 2008, respectively.

(S) Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $19,302 and $120,608 for the years ended December 31, 2009 and 2008, respectively.

(T) Subsequent Events

The Company evaluates events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(U) Recent Accounting Pronouncements

Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to the Company’s consolidated financial statements. It should be noted that effective with the year ended December 31, 2009, titles and references to accounting standards have been updated to reflect Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) references, where applicable.

Recently Adopted Pronouncements

The provisions of FASB ASC Topic 810 - “Consolidation” (formerly SFAS No. 160 -“Noncontrolling Interests in Consolidated Financial Statements”) establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.

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

FASB ASC Topic 805 - “Business Combinations” (formerly known as SFAS No. 141(R)) requires the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, this standard requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. The acquirer in an acquisition implemented in stages is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This standard was effective for business combinations with an acquisition date after December 31, 2008. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The provisions of FASB ASC Topic 805 - “Business Combinations” (formerly FASB Staff Position (FSP) No. FAS 141(R)-1 - “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”) amends and clarify previously existing rules and requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the fair value can be determined during the measurement period. If an acquisition date fair value cannot be determined during the measurement period, it must still be recognized if it is probable the asset existed or a liability had been incurred and it can be reasonably estimated. This standard also increases the disclosure requirements of the acquirer to include the nature and the financial effects of the contingencies on its financial statements. This standard was effective for assets or liabilities arising from contingencies in business combinations with an acquisition date after December 31, 2008. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

The provisions of FASB ASC Topic 260 - “Earnings Per Share” (formerly FSP No. EITF 03-6-1 - “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This standard was effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The provisions of FASB ASC Topic 320 - “Investments - Debt and Equity Securities” (formerly FSP No. FAS 115-2 and FAS 124-2 - “Recognition and Presentation of Other-Than-Temporary Impairments”) changes the requirements for recognizing other-than-temporary impairments for debt securities, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This standard specifies that if a company does not have the intent or need to sell a debt security prior to recovery, the security is not considered other-than-temporarily-impaired unless there is a credit loss. If impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The standard was effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 855 – “Subsequent Events”, and the FASB amendment ASU 2010-09, which establish the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance did not have any impact on the Company’s financial position, results of operations, or cash flows.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Recently Issued Pronouncements

ASC Topic 810 – “Consolidation” (“ASC 810”), as amended in June 2009, is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements, if any, upon adoption.

FASB ASU No. 2009-05 - “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” provides additional requirements for measuring a liability at fair value. When a quoted price in an active market for the identical liability is not available, a reporting entity is required to use a valuation technique that uses the quoted price for similar liabilities traded or quoted prices for an identical liability or similar liabilities traded as an asset. An entity may also use a valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. This ASU is effective for the first reporting period beginning after August 27, 2009. The Company is currently evaluating the impact of this ASU on its consolidated financial statements, if any, upon adoption.

FASB ASU No. 2009-14 - "Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements”, a consensus of the FASB Emerging Issues Task Force, addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit. It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This ASU also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this ASU is not expected to have material impact on the Company’s consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In January 2010, the FASB amended ASC 820 – “Fair Value Measurements and Disclosures” (“ASC 820”) to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The amendment to ASC 820 is effective for interim and annual fiscal years beginning after December 15, 2009. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

NOTE 3                      RESTRICTED BANK DEPOSITS

At December 31, 2008, restricted US dollar bank deposits consisted of non-interest bearing bank deposits which matured on February 12, 2009, March 31, 2009 and June 16, 2009.

NOTE 4                      TRADING SECURITIES

A reconciliation of original cost to fair market value for trading securities held at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Trading securities, at cost	$2,158,954	$2,391,408
Unrealized gain (loss) on trading securities	153,094	(6,681)

Trading securities at fair market value	$2,312,048	$2,384,727

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5                      INVENTORIES

Inventories at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Raw materials (1)	$2,597,759	$3,527,373
Work in progress	642,132	754,932
Finished goods	884,250	1,091,322

	$4,124,141	$5,373,627

Includes advanced payments to purchase inventory for $52,894 and $513,447 at December 31, 2009 and 2008, respectively.

NOTE 6                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008	Estimated Useful Life

Leasehold improvements	$649,325	$620,696	5-14 Years
Motor vehicles	604,386	696,074	5-7 Years
Office equipment and furniture	495,124	477,663	3-16 Years
Equipment	4,607,528	4,518,702	5-14 Years
	6,356,363	6,313,135
Less - Accumulated depreciation	(4,583,894)	(4,104,734)
	1,772,469	2,208,401
Less - impairment charge	(30,875)	(30,875)

	$1,741,594	$2,177,526

Depreciation expense for the years ended December 31, 2009 and 2008 were $556,086 and $580,255, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 7                      SHORT-TERM DEBT

Short-term debt at December 31, 2009 and 2008 consisted of the following:

	Interest Rates	2009	2008

Overdraft credit	2.5% - 6.2% (average rate of 4.2%)	$583,132	$604,597
Current portion of long-term debt (see note 9)		293,422	352,204

		$876,554	$956,801

The overdraft credit is a revolving credit facility due on demand.

The maximum available and the average amounts of overdraft credit during the year ended December 31, 2009 were $1,541,723 and $969,781, respectively.

To secure its short-term liabilities and long-term loans (see Note 9), the Company has provided a blanket floating lien in favor of several Israeli banks on all assets, securities, notes and other trade instruments that are deposited with the banks.

NOTE 8                      OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Government institutes	$56,603	$-
Employees and institutions for payroll and related taxes	488,967	519,256
Advances from customers	322,988	621,461
Accrued expenses	32,714	58,421
Income taxes	146,499	688,706

	$1,047,771	$1,887,844

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9                      LONG-TERM DEBT

Consists of:

	2009	2008

Loan to acquire Owen Mills	$19,802	$50,698
Loans from banks	541,870	856,550
	561,672	907,248
Less – current maturities	(293,422)	(352,204)

	$268,250	$555,044

On February 28, 2005, the Company acquired all the outstanding shares in Owen Mills for an aggregate of $372,401, consisting of a note payable with a fair value of $172,401 and $200,000 in shares of common stock of the Company, both of which were to be paid over five years. As of December 31, 2009 the balance of the note was $19,802, included in the current portion of long term debt (See also Note 13).

On April 10, 2006, the Company borrowed $529,801 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1.4% (4.15% at December 31, 2009). The terms are 60 monthly payments commencing May 10, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2009, the balance of the loan was $157,774, of which $117,560 is included in the current portion of long-term debt.

On May 17, 2006, the Company borrowed $43,602 with interest at a fluctuating rate based on the Bank of Israel’s prime rate –0.5% (2.25% at December 31, 2009). The terms are 48 monthly payments commencing June 1, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2009, the balance of the loan was $4,895, included in the current portion of long-term debt.

On April 11, 2007, the Company borrowed $264,901 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +2% (4.75% at December 31, 2009). The terms are 60 monthly payments commencing May 11, 2007 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2009, the balance of the loan was $133,989, of which $54,575 is included in the current portion of long-term debt.

On July 3, 2007, the Company borrowed $26,490 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +0.5% (3.25% at December 31, 2009). The terms are 36 monthly payments commencing August 3, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2009, the balance of the loan was $5,438, included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

On December 5, 2007, the Company borrowed $26,490 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1% (3.75% at December 31, 2009). The terms are 36 monthly payments commencing January 5, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2009, the balance of the loan was $9,433, included in the current portion of long-term debt.

On July 23, 2008, the Company borrowed $39,735 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (2.75% at December 31, 2009). The terms are 36 monthly payments commencing August 23, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2009, the balance of the loan was $20,983, of which $13,252 is included in the current portion of long-term debt.

On July 31, 2008, the Company borrowed $264,901 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1.1% (3.85% at December 31, 2009). The terms are 60 monthly payments commencing August 31, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2009, the balance of the loan was $189,845, of which $52,979 is included in the current portion of long-term debt.

On March 18, 2008, the Company borrowed $45,033 with interest at a fluctuating rate based on the Bank of Israel’s prime rate +1% (3.75% at December 31, 2009). The terms are 36 monthly payments commencing April 18, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2009, the balance of the loan was $19,513, of which $15,488 is included in the current portion of long-term debt.

The Company’s long-term debt with its banks is collateralized by a blanket floating lien on all assets, securities, notes and other trade instruments that are deposited with the banks (See Note 7).

Required principal payments (including current maturities) on long-term debt as of December 31, 2009 were as follows:

Year	Amount

2010	$293,422
2011	163,762
2012	73,582
2013	30,906
561,672

Less: current portion	(293,422)

Long-term portion of debt	$268,250

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10                      LIABILITY AND FUNDS FOR EMPLOYEE RIGHTS UPON RETIREMENT

Under the Israeli Severance Payment Law, 5723-1963, the Company is required to make severance payments to terminated employees who have been employed at least one year. The calculation is based on the employee’s latest salary and the period, during which the employee was employed by the Company, whereby the employee is entitled to one month of severance payment for each year employed based on the last month’s salary. For certain employees, including officers, the obligation for severance payment is discharged by payment by the Company of premiums to insurance companies or pension funds under approved plans.

Certain classes of the Company’s employees are included in a comprehensive defined contribution pension plan for industrial workers. The Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 6% or 8.33% of the employee’s salary each month to the pension fund, covering 72% or 100% of its obligation, respectively. Contributions charged to operations were $61,172 and $58,170 in 2009 and 2008, respectively.

For employees other than those referred to above, and for the remaining 28% not subject to the pension plan, the Company’s obligation under the Israeli Severance Payment Law is covered by regular payments to severance payment funds.  The funds presented in the consolidated balance sheets include Company contributions, profits and losses and interest in the fund accumulated to the consolidated balance sheet date. These funds amounted to $780,960 and $646,905 at December 31, 2009 and 2008, respectively.  The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Payment Law as discussed above.  The liability for these employees' rights upon retirement amounted to $911,440 and $821,909 at December 31, 2009 and 2008, respectively.

NOTE 11                      INCOME TAXES

The parent company and its US subsidiaries file consolidated tax returns. Each Israeli subsidiary files separate tax returns. For 2009, the Company’s Israeli subsidiaries were taxed in Israel at a corporate tax rate of 26% and are subject to the Israel Income Tax Law (Inflation Adjustment) of 1985. Under this law, through 2007, results of operations for income tax purposes are measured in real terms in accordance with the changes in the Israeli Consumer Price Index. The inflation adjustment is expressed as financing costs or income and is applied as an adjustment to book income for purposes of computing income taxes. In February 2008, the Israeli Parliament passed an amendment to the Income Tax (Inflationary Adjustment) Law, 1985, which limits the scope of the law starting in 2008 and thereafter. Beginning in 2008, the results for tax purposes are measured in nominal values, excluding certain adjustments for changes in the Consumer Price Index carried out in the period up to December 31, 2007. The amended law includes, inter alia, the elimination of the inflationary additions and deductions and the additional deduction for depreciation starting in 2008.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

On July 25, 2005, the Israeli Parliament, approved the Law of the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among others, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2005 – 34%, in 2006 - 31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 and thereafter - 25%.

In July 2009, the Israeli Parliament passed the Law for Economic Efficiency (Amended Legislation for Implementing the Economic Plan for 2009 and 2010), 2009, which provided for a further gradual reduction in the rates of the Israeli corporate tax and real capital gains tax starting in 2011 as follows: 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20%, 2016 and thereafter – 18%.

In July 2006, the FASB issued FASB ASC 740 “Accounting for Uncertainty in Income Taxes” (formerly FASB Interpretation 48 – an Interpretation of FASB Statement No. 109), (“ASC 740”), which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Effective January 1, 2007, the Company adopted ASC 740. Upon adoption, the Company determined that there were no unrecognized income tax benefits or liabilities. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits are the difference between a tax positions that is taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to ASC 740.

A reconciliation of the beginning and ending amount of recognized provision is as follow:

Balance at January 1, 2008	$(65,523)
Additions for tax positions	(23,970)
Exchange rate differences	592
Balance at January 1, 2009	(88,901)
Additions for tax positions	(8,900)
Exchange rate differences	(1,007)

Balance at December 31, 2009	$(98,808)

As of December 31, 2009, income tax returns filed by the Company’s Israeli subsidiaries with the Israeli tax authorities for years prior to 2005, were no longer subject to examination by the Israeli tax authorities. As of December 31, 2009, the tax returns for the Company’s US entities for the years ended December 31, 2001 through 2009 are subject to examination.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

During 2006, the Israeli tax authorities commenced an examination of certain of the Company’s Israeli subsidiaries’ income tax returns for the years 2003 through 2005. During 2007, the Israeli tax authorities proposed certain adjustments to the subsidiaries’ tax positions related to the allocation of costs within the group and management fees made by the Company. During the year ended December 31, 2007, Mayotex and Export Erez reached a settlement with the Israeli tax authorities regarding their tax positions from 2003 through 2005 for an aggregate of $273,294 (including accumulated interest) related to the allocation of costs and management fees within the group.

As a result of these tax settlements and based upon the enforcement of Israeli statutory tax regulations, the Company recognized a tax expense of $ 8,900 and $23,970 in 2009 and 2008, respectively, and a current tax liability of $98,808 and $88,901 at December 31, 2009 and 2008, respectively (including anticipated interest), since it is more likely than not that the settlement achieved will be sustained by the Israeli Tax Authorities with respect to all the Israeli subsidiaries for 2006 through 2009.

Certain of the Company’s Israeli subsidiaries have elected to claim tax benefits under the Law for the Encouragement of Capital Investments, 5719-1959, as amended on April 1, 2005 ("the Law") for "Beneficiary Enterprise" status. Pursuant to the provision of the Law, income derived from the "Beneficiary Enterprise" is tax exempt for 10 years from election year which was 2007 (“tax holiday”).

The entitlement to the above benefits is conditional upon the Company fulfilling the conditions stipulated by the Law and regulations published there under. In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to pay income taxes on the income earned during the tax holiday, including interest. As of December 31, 2009, management believes that the Company is meeting all of the required conditions.

As a result of the Law, tax-exempt income attributable to the "Beneficiary Enterprise" will be subject to taxes upon dividend distribution or complete liquidation. As of December 31, 2009, there is approximately $1,760,035 of tax-exempt income earned by the Company's "Beneficiary Enterprises".  Of this amount, the Company has not provided for $880,090 of the tax-exempt income as the Company believes this amount would not be taxed upon liquidation. These earnings are essentially permanently restricted from distribution.  If this amount was to be taxed, it would be taxed at 26%-29%, resulting in $245,828 of taxes which a deferred tax liability has not been recorded.

The Company has recorded a deferred tax liability of $245,797 on remaining $879,945 of tax-exempt income, which could not be distributed tax free in liquidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Income from sources other than the "Beneficiary Enterprise" during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel.

Income tax expense (benefit) for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008

Current year – Israel	$188,617	$154,282
Current year – U.S.	-	-
Deferred – U.S. and Israel	276,055	(27,278)

Income tax expense	$464,672	$127,004

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2009 and 2008 (computed by applying the Israeli tax rate (26% and 27%, respectively) to income before taxes) as follows:

	2009	2008

Computed “expected” tax expense	$256,604	$227,260
Non-tax deductible expenses	22,928	9,370
Changes in income tax estimate from prior year (*)	(33,693)	(288,177)
Taxes on distribution of exempt income from Beneficiary Enterprise upon liquidation	235,947	-
Inflationary adjustment	(4,121)	(5,035)
ASC 740 reserve	8,900	23,970
Revenues tax exempt or taxable at different rate	(111,425)	(54,611)
Valuation allowance due to operating loss carry forwards in respect to US operation	124,582	21,268
Effect of change in tax rates on deferred taxes	(44,040)	158,219
Other	8,990	34,740

	$464,672	$127,004

(*) Related to tax benefit for a Beneficiary Enterprise in the previous years.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred taxes asset – current:
Allowance for doubtful accounts	$76,657	$67,951
Trading securities	(14,755)	18,978
Reserve for vacation pay	63,611	81,302
Net operating loss carry forward	23,197	-

Total deferred tax assets - current	$148,710	$168,231

Deferred taxes asset, net - non current:
Depreciable fixed assets	$4,940	$19,122
Net operating loss carry forward	409,962	285,380
Liability for employee rights upon retirement	20,719	43,751

	435,621	348,253
Less – valuation allowance due to losses carry forward in respect of U.S. operation	(409,962)	(285,380)

Total deferred tax assets - non-current	$25,659	$62,873

Deferred taxes liabilities, net - non current:
Depreciable fixed assets	$(13,839)	$-
Taxes on distribution of tax-exempt income from Beneficiary Enterprise upon liquidation	245,797	-
Liability for employee rights upon retirement	(2,767)	-

Total deferred tax liabilities - non-current	$229,191	$-

At December 31, 2009, the US parent company and its US subsidiary had net operating loss carryforwards of approximately $1,064,000 for income tax purposes, available to offset future taxable income expiring in 2024. The consolidated financial statements include a valuation allowance for such loss carry forwards in the amount of $409,962 and $285,380 for the years ended December 31, 2009 and 2008, respectively. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $124,582 and $21,268, respectively. Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation. For the Company and its US subsidiary deferred taxes are computed at a rate of 34% for federal taxes, plus 6% for state taxes. For the Israeli subsidiaries, deferred taxes are computed at rates of 18% - 25% which are the expected rates to be in effect when the deferred tax assets and liabilities are realized.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 12                      COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company’s executive offices are located at 12 Hamefalsim Street, Petach Tikva, Israel. The Company’s manufacturing, production and distribution facilities are located in six locations in Israel and in the US, under non-cancelable operating leases with expiration dates through April 2012. Five of the operating leases are with affiliated parties. The monthly rental ranges from approximately $585 to $17,164.

Future minimum lease payments under the terms of the operating leases were as follows at December 31, 2009:

Year	Related Party	Unrelated Party	Total

2010	$417,533	134,976	552,509
2011	286,093	118,730	404,823
2012	-	55,263	55,263
	$703,626	308,969	1,012,595

Total rent expense under the operating leases for the years ended December 31, 2009 and 2008 was $564,998 and $556,976, respectively.

(B) Contingencies

The Company has an employment agreement with its former president, pursuant to which the former president is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002. The former president, at his option, may receive shares of common stock in lieu of cash. For the years ended December 31, 2009 and 2008, there was no bonus entitlement due from Company.

(C) Guarantees and liens

(1)
As of December 31, 2009, guarantees of approximately $1,553,833 were issued by banks on behalf of the Company's Israeli subsidiaries, mainly for performance in different projects and to guarantee Mayosar Technologies Ltd.'s liability under its agreement with Isorad Ltd. (see note 17).

(2)
To secure liabilities to its principal banks, the Company's Israeli subsidiaries have registered unlimited, floating, and first priority liens on all their assets, with no limitations as to the amounts, and also committed not to take certain actions without informing the banks.

(3)	To secure liabilities to its principal bank, Owen Mills assigned and granted its principal bank collateral on all of its accounts with the bank.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(D) Litigation

On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against the Company's subsidiaries, Export Erez USA, Inc. and Achidatex, and Achidatex's chief executive officer, Mr. Avraham Hazor. The plaintiff recently filed a petition to add Export Erez to the claim. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals (the "Sandals"), by failing to register the patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust.  The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.6 million). The Company believes that the plaintiff’s claim is unfounded and that it has substantial legal arguments to oppose the allegations and has filed a statement of defense rejecting the plaintiff's claims. In addition, Achidatex filed a claim against the plaintiff and others for a declaratory judgment that the plaintiff has breached his contractual undertakings towards Achidatex. Achidatex also filed a petition to remove the claim against Mr. Hazor and Export Erez USA, Inc. as there is no contractual or any other kind of privity between the plaintiff and Mr. Hazor and Export Erez USA, Inc. and, therefore, no cause for an action against them exists. The above petition is still pending. These claims are currently in their early stages and the Company intends to vigorously defend against the claim and to pursue the Company’s counterclaim.

NOTE 13                      SHAREHOLDERS’ EQUITY

Effective February 28, 2005, the Company acquired all of the outstanding shares of Owen Mills in consideration for a $200,000 note and shares of the Company's common stock having a value of $200,000, based on the average closing price per share of the Company's common stock for the ten trading days preceding the issuance of such shares. The Company agreed to pay the $400,000 of aggregate consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company paid the owner of Owen Mills Company a total of $200,000 (the present value of the remaining cash payments as of December 31, 2009  is $19,802); (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the agreement (On April 27, 2005 the Company issued 36,463 shares of common stock having a fair value of $40,000 to the former shareholder of Owen Mills Company); and (iii) four annual issuances of $40,000 of the Company's common stock. On April 3, 2006, the Company issued 123,077 shares of common stock having a fair value of $40,000. On May 1, 2007, the Company issued 74,074 shares of common stock having a fair value of $40,000. On March 18, 2008, the Company issued 123,839 shares of common stock having a fair value of $40,000. On June 8, 2009, the Company issued 209,424 shares of common stock having a fair value of $40,000 and has no further obligation to issue any shares of common stock.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Outstanding Stock Warrants:

As of December 31, 2009, warrants to purchase 202,500 shares of common stock were outstanding. These warrants have a remaining life of 0.5 years and an exercise price of $2.40.

The Company adopted as of January 1, 2007, FASB ASC 815 “Accounting for Registration Payment Arrangements” (formerly FSP EITF 00-19-2) (“ASC 815”), which addresses an issuer’s accounting for registration payment arrangements. The ASC 815 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB ASC 450 (formerly SFAS No. 5), "Accounting for Contingencies". The ASC 815 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. As of December 31, 2009 and 2008, the Company has not recorded a liability for the registration payment arrangement.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 14                      RELATED PARTIES

(A) Expenses Transactions with Related Parties

	2009	2008

Lease and rent expenses, see Note 12 (A) *	$401,492	$386,740
Purchase of materials and maintenance costs **	137,314	275,460

(B) Balances with Related Parties
	2009	2008

Accounts payable controlling shareholder	$(129,900)	$(66,743)
Accounts payable **	(333,068)	(1,514,354)

*
The Company is a party to lease agreements with its controlling shareholder and an affiliate company owned by the former minority shareholders of Achidatex and the controlling shareholder of the Company.

**
In 2008, the payable amount includes $1,200,000 paid to the former minority shareholders of Achidatex in 2009 (see Note 1).

In 2009 and 2008, the payable amounts include debt for the purchase of materials and maintenance costs, during the ordinary course of business from an affiliate company, owned by the former minority shareholders and the controlling shareholder of the Company.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15                      SEGMENT INFORMATION AND CONCENTRATIONS

During 2009 and 2008, the Company operated and managed two strategic business units: production for the civilian market and the military market. These operational segments are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical.

(A) Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated
December 31, 2009
Revenue from sales	$2,625,347	$1,153,659	$7,467,792	$5,256,306	$16,503,104
Gross Profits	709,665	176,552	1,442,258	1,060,013	3,388,488
Corporate unallocated costs					2,632,340
Income from operations					756,148

December 31, 2008
Revenue from sales	$3,741,228	$1,004,042	$6,226,225	$7,199,013	$18,170,508
Gross Profits	1,022,154	55,630	1,393,866	1,604,983	4,076,633
Corporate unallocated costs					3,361,761
Income from operations					714,872

(B) Geographic Areas - revenues

	Year ended December 31,
	2009	2008

Israel	$10,093,141	$9,967,453
South America	1,946,546	2,242,477
North America	1,411,704	1,655,495
Europe and Asia	1,203,367	1,533,500
Africa	1,848,346	2,771,583

Total	$16,503,104	$18,170,508

(C) Single Customer Exceeding 10% of Sales:

	2009	2008
Sales
Israeli Ministry of Defense and Government of Israel	$7,121,326	$5,585,355

Accounts receivable balance
Israeli Ministry of Defense and Government of Israel	$1,608,806	$1,907,498

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 16                      COMPENSATION FROM GOVERNMENT

(A)  Compensation for War Damages

Export Erez and Mayotex received $50,909 and $165,129, respectively, as compensation from the Israeli Government, under the "Property tax and compensation payments for war damages" Regulations, for the loss of employment days and potential revenues during the last two years due to the security and military situation in the area in which Export Erez and Mayotex were located. This $216,038 of compensation has been recorded as a reduction to the Company’s operating expenses in 2009.

(B) Company's Gaza Strip Operations

During 2004, the Israeli Government decided to evacuate the Erez Industrial Zone in the Gaza Strip where part of the Company’s operations were located. The Company had owned facilities, leased other facilities and maintained equipment and inventory within this area. In 2005, the Company moved its "light cut and sew" operation from the Erez Industrial Zone to Sderot as well as some of its webbing equipment to Nazareth Elite. In August 2005, the Company evacuated its remaining operations and abandoned the buildings owned and leased in the Erez Industrial Zone. In 2005, the Company recorded a receivable from the Israeli government of $217,477 related to the direct cost to move and loss on abandoned properties.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 17                      PENDING ACQUISITION

On December 17, 2008, Mayotex entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (“Sarino”) to cooperate in the manufacture of optical grade Germanium crystals and sales of lenses to be used in optical and infra-red night vision products utilizing the Germanium crystals (the "Sarino Agreement”).

On December 21, 2008, Mayosar Ltd. (incorporated by Mayotex and Sarino) (“Mayosar”), through its wholly owned subsidiary Isorad IR Optics Ltd., (“Optics”), entered into an agreement to purchase the Germanium Crystals Business of Isorad Ltd., an Israeli governmental company (“Isorad”), consisting of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications (“Isorad Agreement”). As of December 31, 2009, Isorad has not met certain conditions set out in the Isorad Agreement and, based on a legal advice received, this agreement has not been consummated.

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

As of December 31, 2009, Mayotex provided loans of $1 million to Sarino and $0.9 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Management is currently assessing its legal position. Management is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements should be fully refunded to the Company in the event that the Isorad Agreement is not consummated.