Form 10-K/A
period 2008-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2010-04-26
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                                 Amendment No. 2


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 0-30105


                     DEFENSE INDUSTRIES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                          84-1421483
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)

        12 Hamefalsim Street, Petach Tikva                       49514
                      Israel                                   (Zip Code)
     (Address of principal executive offices)

                Registrant's telephone number (011) 972-3-7168383

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:


                                                        Name of each exchange
               Title of each class                       on which registered
    Common Stock, par value $0.0001 per share            OTC Bulletin Board



Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    Yes|_|    No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

                 Large Accelerated Filer |_| Accelerated Filer
          |_| Non-Accelerated Filer |_| Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $2,124,147

The number of the registrant's common shares (par value $0.0001 per share) outstanding as of March 31, 2009 was 27,941,111shares.

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A hereby amends Item 9A(T). Controls and Procedures of Defense Industries International Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Amendment No. 1 thereto, which were filed on March 31, 2009 and March 29, 2010, respectively. This Amendment No. 2 is being filed for the purpose of providing additional details to our disclosures in the original report and Amendment No 1 and corrects an error in Exhibits 31.1 and 31.2 (Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended). This Amendment No. 2 is not intended to revise other information presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as originally filed, which remains unchanged. As a result, this Amendment No. 2 to the annual report on Form 10-K/A continues to speak as of March 31, 2009, except to Item 9A(T). Controls and Procedures and Exhibits 31.1 and 31.2, which speaks as of the date of this filing.

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

                     Defense Industries International, Inc.
                                   FORM 10-K/A

                                      INDEX
                                                                          Page
                                                                          ----

PART II.....................................................................6
         Item 9A(T).  Controls and Procedures...............................6
PART IV.....................................................................8
         Item 15.          Exhibits, Financial Statement Schedules..........8
SIGNATURES..................................................................9

                                     PART II

Item 9A(T).   Controls and Procedures.

Disclosure Controls and Procedures


         Management is responsible for establishing and maintaining effective disclosure controls and procedures. At the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

         Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.


Management's Annual Report on Internal Control over Financial Reporting

         Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our company's internal control over financial reporting is a process designed by, or under the supervision of, a public company's principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP including those policies and procedures that:
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company's assets that could have a material effect on the financial statements.

         Our management, with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Their assessment included an evaluation of the design of the our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on their assessment and those criteria, our chief executive officer and chief financial officer, concluded that our company maintained effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

         Management previously identified the following material weaknesses in our internal control over financial reporting: (i) A lack of sufficient personal and resources and an insufficient level of monitoring and oversight, restricts our ability to gather, analyze and report information relative to the financial statements in a timely manner; and (ii) the limited number of management and accounting personal makes it impracticable to achieve an optimum separation of duties. Since then, we have implemented appropriate change controls and access controls related to our financial reporting software. Our new controller and new production manager have increased the level of monitoring and oversight of our financial reporting process providing the appropriate level of management review of our key accounts and specific knowledge surrounding financial reporting, including accounting for complex transactions and appropriate financial statement disclosures. We believe that with these actions we have remediated the material weaknesses reported in our prior filings. Except for the above, there were no other changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

         This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial report. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules.

         Exhibits.   The following exhibits are filed as part of this Amendment
No 2 to the Annual Report on Form 10-K.


Exhibit Number                         Description
--------------                         -----------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1             Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2             Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DEFENSE INDUSTRIES INTERNATIONAL, INC.

Dated:  April 26, 2010          /s/Uri Nissani
                               --------------
                                Name: Uri Nissani
                                Title:   Chief Executive Officer and President


         In accordance with the Securities Exchange Act of 1934, this amended report has been signed below on April 26, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

                               /s/Meira Fostbinder
                               -------------------
                               Name:  Meira Fostbinder
                               Title: Chairman of the Board of Directors
                               and Vice President of Finance


                               /s/Uri Nissani
                               --------------
                               Name:  Uri Nissani
                               Title: Chief Executive Officer and President and
                                      Director

                               /s/Tsippy Moldovan
                               ------------------
                               Name:  Tsippy Moldovan
                               Title: Chief Financial and Principal Accounting
                                      Officer and Director

                               /s/Gil Fostbinder
                               -----------------
                               Name: Gil Fostbinder
                               Title: Director

                               /s/Motti Hassan
                               ---------------
                               Name: Motti Hassan
                               Title: Director