Form 10-K/A
period 2009-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2010-04-26
CIK 1069563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                                 Amendment No. 1


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



Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    Yes |_|    No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                            Yes  |_|    No  |_|

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends Item 9A(T). Controls and Procedures of Defense Industries International Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which was filed on March 31, 2010. This Amendment No. 1 is being filed for the purpose of providing additional details to our disclosures in the original report and corrects an error in Exhibits 31.1 and 31.2 (Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended). This Amendment No. 1 is not intended to revise other information presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as originally filed, which remains unchanged. As a result, this Amendment No. 1 to the annual report on Form 10-K/A continues to speak as of March 31, 2010, except to Item 9A(T). Controls and Procedures and Exhibits 31.1 and 31.2, which speak as of the date of this filing.

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

                     Defense Industries International, Inc.
                                   FORM 10-K/A
                                      INDEX
                                                                            Page
                                                                            ----

PART II.......................................................................6
         Item 9A(T).  Controls and Procedures.................................6
PART IV.......................................................................7
         Item 15.      Exhibits, Financial Statement Schedules................7
SIGNATURES....................................................................8

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