Form 10-Q
period 2010-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2010-05-17
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from
[ ] to [ ]

Commission file number: 0-30105

 DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12 Hamefalsim Street, Petach Tikva 49514, Israel
(Address of Principal Executive Offices)

(011) 972-3-7168383
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 11, 2010 the issuer had 28,150,535 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION:

Item 1.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$4,499,878	$3,783,631
Accounts receivable, net of allowance for doubtful accounts of $339,638 and $343,629, respectively	2,467,333	3,352,751
Inventories	4,055,047	4,124,141
Trading securities	2,393,808	2,312,048
Deferred taxes	147,270	148,710
Other current assets	247,957	225,112
Total Current Assets	13,811,293	13,946,393

PROPERTY, PLANT AND EQUIPMENT, NET	1,728,851	1,741,594

OTHER ASSETS
Funds in respect of employee rights upon retirement	814,404	780,960
Deferred taxes	27,499	25,659
Refundable deposits for the purchase of a business (Note 2)	2,022,799	1,993,696
Total Other Assets	2,864,702	2,800,315

TOTAL ASSETS	$18,404,846	$18,488,302

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

LIABILITIES AND EQUITY

	March 31, 2010	December 31, 2009
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$1,600,272	$1,408,741
Accounts payable – related parties	455,078	462,968
Short-term debt	659,550	876,554
Other current liabilities	966,891	1,047,771
Total Current Liabilities	3,681,791	3,796,034

LONG-TERM LIABILITIES
Long-term portion of debt	279,020	268,250
Deferred tax liability	231,536	229,191
Liability for employee rights upon retirement	956,046	911,440
Total Long-Term Liabilities	1,466,602	1,408,881

TOTAL LIABILITIES	5,148,393	5,204,915

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,200,535 shares issued and 28,150,535 shares outstanding at March 31, 2010 and December 31, 2009	2,920	2,920
Additional paid-in capital	2,997,370	2,997,370
Treasury stock (1,050,000 shares at cost)	(252,000)	(252,000)
Retained earnings	9,921,763	10,176,352
Accumulated other comprehensive income	586,400	358,745
Total Equity	13,256,453	13,283,387

TOTAL LIABILITIES AND EQUITY	$18,404,846	$18,488,302

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

NET REVENUES	$2,993,731	$5,813,288

COST OF SALES	2,390,352	4,321,560

GROSS PROFIT	603,379	1,491,728

OPERATING EXPENSES
Selling	115,772	183,776
General and administrative	697,409	529,894
Total Operating Expenses	813,181	713,670

INCOME (LOSS) FROM OPERATIONS	(209,802)	778,058

OTHER INCOME (EXPENSES)
Financial expenses	(127,892)	(32,687)
Financial income	37,858	473,712
Other income (expenses), net	50,372	164,204
Total Other Income (Expenses)	(39,662)	605,229

INCOME (LOSS) BEFORE INCOME TAXES	(249,464)	1,383,287

Income tax expenses	(5,125)	(284,851)

NET INCOME (LOSS)	$(254,589)	$1,098,436

Net income (loss) per share - basic and diluted	$(0.009)	$0.039

Weighted average number of shares outstanding - basic and diluted	28,150,535	27,941,111

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Loss	Equity

Balance as of January 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,176,352	$358,745		$13,283,387

Comprehensive loss:

Net loss	-	-	-	-	-	(254,589)	-	$(254,589)	(254,589)

Foreign currency translation gain	-	-	-	-	-	-	227,655	227,655	227,655

Total comprehensive loss								$(26,933)

Balance as of March 31, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,921,763	$586,400		$13,256,453

Balance as of January 1, 2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$9,654,086	$236,503		$12,598,879

Comprehensive loss:

Net income	-	-	-	-	-	1,098,436	-	$1,098,436	1,098,436

Foreign currency translation loss	-	-	-	-	-	-	(1,191,637)	(1,191,637)	(1,191,637)

Total comprehensive loss								$(93,201)

Balance as of March 31, 2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$10,752,522	$(955,134)		$12,505,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(254,589)	$1,098,436

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Items not effecting cash:
Depreciation and amortization	144,606	136,867
Provision for doubtful accounts	(9,058)	5,631
Deferred taxes	1,024	27,197
Net unrealized (gain) on trading securities	(18,686)	(105,578)
Gain from the disposal of Dragonwear Trading Ltd.	(13,717)	---
Gain from settlement of long term note	(8,968)
Accrued interest and exchange rate differences of long-term debt	1,685	(1,263)
Accrued interest and exchange rate differences on refundable deposits for the purchase of a business	(15,320)	(112,090)
Accrued interest and exchange rate differences on deposits	---	(240,761)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	942,143	(1,052,033)
Decrease (increase) in inventories	134,069	(290,005)
(Increase) decrease in trading securities	(24,221)	486,105
Decrease in related parties accounts	(15,177)	(112,990)
(Increase) decrease in other current assets	(17,600)	458,564
Increase in funds in respect of employee rights upon retirement	(20,288)	(38,751)
Increase in accounts payable	170,580	286,337
(Decrease) increase in other current liabilities	(82,935)	59,365
Increase in liability for employee rights upon retirement	29,219	17,696
Net cash provided by Operating Activities	942,767	622,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of restricted bank deposits	---	2,000,000
Purchases of property, plant and equipment	(107,817)	(41,455)
Refundable deposits for purchase of a business	(13,782)	(832,453)
Net cash (used in) provided by Investing Activities	(121,599)	1,126,092

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(219,301)	166,459
Proceeds from long-term debt	85,920	---
Repayment of long-term debt	(78,161)	(101,295)
Redemption of related party creditors	-	(905,721)
Net cash used in Financing Activities	(211,542)	(840,557)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	106,621	(79,043)

NET INCREASE IN CASH AND CASH EQUIVALENTS	716,247	829,219

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,783,631	1,719,921

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,499,878	$2,549,140

INTEREST PAID	$13,430	$17,372

TAXES PAID	$91,879	$210,724

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.
The accompanying unaudited interim consolidated financial statements as of March 31, 2010 and for the three month period then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.
The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2009.

C.
The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the three months period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2009 and for the year then ended and the accompanying notes thereto.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

E.	Per share data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months ended March 31, 2010 and 2009 common stock equivalents to purchase 202,500 shares of common stock were not included in diluted income (loss) per share because their effect is anti-dilutive.

F.	Fair value

The Company categorizes the fair value of its financial assets and liabilities according to the hierarchy of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820 "Fair Value Measurements and Disclosures", which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.

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

In addition to the assets and liabilities described above, our financial instruments also include cash, accounts receivable, other receivables, accounts payable, accounts payable to related parties, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at March 31, 2010 and December 31, 2009 due to the short-term maturity of these instruments.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

H.	Recent accounting pronouncements issued and adopted in the reported period

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.

Effective January 1, 2010, the Company adopted the FASB’s ASU No. 2010-06 "Improving Disclosures about Fair Value Measurements". The updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

NOTE 2	PENDING ACQUISITION

On December 17, 2008, Mayotex entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (“Sarino”) to cooperate in the manufacture of optical grade Germanium crystals and sales of lenses to be used in optical and infra-red night vision products utilizing the Germanium crystals (the "Sarino Agreement”).

On December 21, 2008, Mayosar Ltd. (incorporated by Mayotex and Sarino) (“Mayosar”), through its wholly owned subsidiary Isorad IR Optics Ltd., (“Optics”), entered into an agreement to purchase the Germanium Crystals Business of Isorad Ltd., an Israeli governmental company (“Isorad”). The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications (“Isorad Agreement”). As of March 31, 2010, Isorad has not met certain conditions set out in the Isorad Agreement and, based on a legal advice received, this agreement has not been consummated.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

As of March 31, 2010, Mayotex provided loans of $1 million to Sarino and $1 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

Isorad Agreement (subject to approval):

Pursuant to the Isorad Agreement, Optics is to pay royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement ( the “Effective Date”), with a minimum amount of approximately $133,000 payable per year during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the following years of the royalties payment period.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

NOTE 3	INVENTORIES

Consist of:

	March 31, 2010	December 31, 2009

Raw materials (1)	$2,794,787	$2,597,759
Work in progress	551,867	642,132
Finished goods	708,393	884,250

	$4,055,047	$4,124,141

(1) As of March 31, 2010 and December 31, 2009, includes advanced payments to purchase inventory for $84,421 and $52,894, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the three months ended March 31, 2010:

Revenue from sales	$1,033,658	$229,631	$1,165,142	$565,300	$2,993,731
Gross Profits	179,200	25,294	272,308	126,577	603,379
Corporate unallocated costs					813,181
Loss from operations					(209,802)

For the three months ended March 31, 2009:

Revenue from sales	$821,276	$160,459	$2,430,937	$2,400,616	$5,813,288
Gross Profits	321,123	(38,046)	523,646	685,005	1,491,728
Corporate unallocated costs					713,670
Income from operations					778,058

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

B.	Geographic Areas – revenues:

	Three Months Ended March 31,
	2010	2009

Israel	$2,198,800	$3,252,213
South America	218,360	754,527
North America	230,945	160,459
Europe and Asia	343,449	459,734
Africa	2,177	1,186,355

Total Sales	$2,993,731	$5,813,288

C.	Single Customer Exceeding 10% of Sales:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009

Customer A (Military Local)	$1,139,476	$2,430,937
Customer B (Military Export)	2,177	1,063,923

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 5	COMMITMENTS AND CONTINGENCIES

A.
On February 11, 2009, a lawsuit was filed in the Jerusalem District Court against the Company's subsidiaries, Export Erez USA Inc. and Achidatex, and its chief executive officer, Mr. Avraham Hazor.  The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, because Achidatex allegedly failed to register patents for the technology worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust.  The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.4 million), and claiming for all rights in the patent. Contemporaneously with the filing of the claim, the plaintiff also filed a motion seeking an exemption from payment of the requisite court filing fee, and stated that he would withdraw the lawsuit if the motion is not granted. On March 12, 2009, Achidatex filed a request to respond to the motion and requested a 30 day extension to file its statement of defense. On May 24, 2009, Achidatex filed its statement of defense. The Company believes that it is likely that the plaintiff’s motion for an exemption from payment of the court filing fee will be granted and that the lawsuit will therefore proceed. The Company believes that the plaintiff’s claim is unfounded and intends to vigorously defend against the claim. Due to the preliminary stage of the claim, management and its legal advisors cannot currently assess the outcome or possible adverse effect on its financial position or results of operations, however, management believes the Company has substantial legal arguments to oppose the allegations.

B.
On April 7, 2010, a lawsuit was filed against Achidatex and another lawsuit was filed against Export Erez in the Nazareth Magistrates' Court (the "Court"), each to obtain an eviction order for the premises leased by these subsidiaries. The plaintiffs in the suits, a company owned by the former shareholders of Achidatex and a company owned by the Company's principal shareholder, allege that Achidatex and Export Erez each materially breached their respective lease agreement with the plaintiff, dated January 1, 2008. The premises from which the plaintiff seeks to evict Achidatex and Export Erez, are used by Achidatex and Export Erez to conduct their operational activities. The parties are currently attempting to settle the dispute out of court. Therefore, Achidatex and Export Erez have not yet filed their statements of defense in the above lawsuits.

NOTE 6	SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after March 31, 2010 through the filing date of this document and did not have any material recognizable and unrecognizable subsequent events.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 2009 contained in our 2009 Annual Report on Form 10-K. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

Material Trends

      Local Military Market. The demand for our products increased significantly in the first quarter of 2009, mainly due to the effect of the hostilities between Israel and the Hamas in Gaza, which took place in December 2008 and January 2009. During the end of 2009 and  the first quarter of 2010, the demand for our products decreased due to a break in the hostilities in Gaza. We believe that the demand for our products from the Israeli Ministry of Defense will continue at the current levels during 2010.

             As of May 10, 2010, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $2.1 million, including orders of approximately $0.5 million that we received subsequent to March 31, 2010. In the three month periods ended March 31, 2010 and 2009, sales to the Israeli Ministry of Defense were $1.1 million and $2.4 million, accounting for 38% and 41.8% of our sales, respectively.

             Export Military Market. Our customers in this market are military and law enforcement organizations mostly in South America, North America, Africa and Europe. Their budgets fluctuate, and as a result, we cannot identify definite trends in these markets. In the three months ended March 31, 2010 and 2009, we had sales of $218,360 and $754,527 in South America, sales of $230,945 and $160,459 in North America, sales of $343,449 and $459,734 in Europe and Asia, and sales of $2,177 and $1,186,355 in Africa, respectively.

           Since 2003, we have increased our export efforts and are continuing our efforts to strengthen our position in our existing export markets in the U.S., South America, Asia and Europe, and to extend our presence to new export markets in South America, Africa, Europe and Australia. Any future success in such markets is mainly dependant on our marketing efforts, our ability to be competitive in our pricing and the quality of our products.

    The following table presents details of our export military sales during the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Sales to South America	$218,360	$754,527
Sales to North America	230,945	160,459
Sales to Europe and Asia	343,449	459,734
Sales to Africa	2,177	1,186,355
Total Export Military Sales	$794,931	$2,561,075

            Local Civilian Market. Our product range for the civilian market is diversified. In the three months ended March 31, 2010, our local market business increased to $1,033,658 compared to $821,276 for the three months ended March 31, 2009, mainly due to the sale of civilian trucks covers.  We expect to maintain the same level of revenues in the next quarter, due to marketing efforts and increased demand for armor of civilian facilities.

            Backlog. We had approximately $3.5 million of unfilled customer orders at March 31, 2010, compared to $6 million of unfilled customer orders at March 31, 2009. Of our $3.5 million of unfilled customer orders at March 31, 2010, approximately $0.4 million was attributable to orders from military customers in South America, approximately $0.1 million was attributable to orders from military customers in Europe and Asia, approximately $0.2 million was attributable to orders from military customers in Africa, approximately $0.5 million was attributable to local civilian market, approximately $0.3 million was attributable to the U.S. civilian market and approximately $2 million was attributable to the Israeli Ministry of Defense.

    Current Economic Overview. We generate revenues from sales of our products to the civilian and military markets. Accordingly, our business is affected by economic conditions. The volatile economic conditions throughout 2009 slowed down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact the ability of our customers, including governmental entities, to make capital expenditures, thereby affecting their ability to purchase our products. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets including investments, may be adversely affected if economic conditions deteriorate or continue to be volatile. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The turmoil in the financial markets may limit our ability to obtain financing for our working capital requirements.

            Exchange rate fluctuation. Exchange rate fluctuations affect our financial results in several ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S. dollar and the NIS. Accordingly, devaluation of the U.S. dollar against the NIS is reflected as comprehensive income in our consolidated statement.

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

    In the quarter ended March 31, 2010, the NIS depreciated against the U.S. dollar by approximately 1.64%, and our financial results were negatively impacted. Exchange rates between the U.S. dollar and the NIS fluctuate continuously. As a result, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

Pending acquisition

    On December 17, 2008, our subsidiary, Mayotex Ltd., or Mayotex, entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd., or Sarino, to cooperate in the manufacture of optical grade Germanium crystals and sales of lenses to be used in optical and infra-red night vision products utilizing the Germanium crystals, or the Sarino Agreement.

    On December 21, 2008, Mayosar Ltd., or Mayosar, which was incorporated by Mayotex and Sarino, through its wholly owned subsidiary Isorad IR Optics Ltd., or Optics, entered into an agreement, or the Isorad Agreement, to purchase the Germanium Crystals Business of Isorad Ltd., an Israeli governmental company, or Isorad. The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications. As of March 31, 2010, Isorad has not met certain conditions set out in the Isorad Agreement and therefore, based on legal advice received, we are of the opinion that the Isoard Agreement has not been consummated.

Pursuant to the Sarino Agreement and subject to the approval of the Isorad Agreement:

•
Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex will have operational control of Mayosar.

•
In consideration of the above, Mayotex will pay Sarino $1 million, out of which $300,000 will be non-refundable to Mayotex upon 24 months following the execution of the Isorad Agreement, and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar and personal guarantees provided by Sarino Crystal Technologies Ltd.'s controlling shareholders.

•
Mayotex agreed to provide Mayosar with a loan in the aggregate amount of $2 million under a timetable to be determined by Mayosar’s board of directors. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

    As of March 31, 2010, Mayotex has provided loans of $1 million to Sarino and $1 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

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

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

            Net Revenues. Net revenues for the three months ended March 31, 2010 decreased to $2,993,731 from $5,813,288 in the three months ended March 31, 2009, a decrease of 48.5%. The decrease is mainly attributable to a decrease in our local military and export military market segments. In the period ended March 31, 2010, revenues from our local military market segment decreased by approximately $1.2 million and our military export market segment decreased by approximately $1.8 million. The decreased revenues in our local military market segment are attributable to a general decrease in demand for our products. The decreased revenues in our export military market segment are attributable to a general decrease in demand for our products, especially armored vehicles. These decreases were partially offset by an increase of $212,382 or 25.9% in the local civilian market attributable to increased sales to our existing customers in this market, including sales of civilian truck covers. We expect to maintain the same level of revenues in the next quarter.

    The following table sets forth the breakdown of sales by segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009

Local civilian market	$1,033,658	$821,276
Export civilian market	229,631	160,459
Local military market	1,165,142	2,430,937
Export military market	565,300	2,400,616
Total	$2,993,731	$5,813,288

    Gross Profit. Gross profit for the three months ended March 31, 2010 was $603,379 compared to $1,491,728 for the three months ended March 31, 2009. This decrease in gross profit is primarily attributable to the decrease in revenues from sales. Our gross profit margin for the three months ended March 31, 2010 decreased to 20.15% compared to 25.7% for the three months ended March 31, 2009.

            Selling Expenses. Selling expenses for the three months ended March 31, 2010 decreased by 37% to $115,772 from $183,776 for the three months ended March 31, 2009. The decrease in our selling expenses was attributable primarily to the decrease in export sales and commissions paid on export sales.

    General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 increased by 31.6% to $697,409 from $529,894 for the three months ended March 31, 2009. The increase in our general and administrative expenses was attributable primarily to an increase of $123,562 in salaries and $36,258 in professional fees.

    Financial (Expenses) Income, Net. We had financial expenses, net of $90,034 for the three months ended March 31, 2010 compared to financial income, net of $441,025 for the three months ended March 31, 2009. Our financial expenses is primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $99,068 for the three months ended March 31, 2010 compared to a gain of $390,967 for the three months ended March 31, 2009.

    Other Income (Expense), Net. We had other income, net for the three months ended March 31, 2010 of $50,372 as compared to other income, net of $164,204 for the three months ended March 31, 2009.  Our other income in three months ended March 31, 2010 is attributable primarily to realized and unrealized gains on trading securities of $17,003 and gains due to changes in the fair market value of investments allocated to funds invested in respect of employee rights upon retirement of $10,685, compared to realized and unrealized gains on trading securities of $125,453 and gains due to changes in the fair market value of investments allocated to funds invested in respect of employee rights upon retirement of $38,751 in the three months ended March 31, 2009.

    Income Tax Expense. Our income tax expense for the three months ended March 31, 2010 was $5,125 compared to income tax expense of $284,851 for the three months ended March 31, 2009. The decrease in income tax expense is due to the decrease in our operating income in the three months ended March 31, 2010 compared to the comparable period in 2009.

            Net Income (Loss). In the three months ended March 31, 2010 our net loss was $254,589, compared to net income of $1,098,436 for the three months ended March 31, 2009.

Liquidity and Capital Resources

            As of March 31, 2010, we had $4,499,878 in cash and cash equivalents, $2,393,808 in trading securities and working capital of $10,129,502 as compared to $ $3,783,631 in cash and cash equivalents, $2,312,048 in trading securities and working capital of $10,150,359 at December 31, 2009.

            The current economic climate and the uncertainty in the global financial markets resulting from the recent disruption in credit markets may affect our ability to raise additional funds in the future, if required. There can be no assurance that such additional financing will be available to us, or if available, will be on terms favorable to our company.

Cash Flows

    The following table summarizes our cash flows for the periods presented:

	Three months ended
	March 31, 2010	March 31, 2009

Net cash provided by operating activities	$942,767	$622,727
Net cash (used in) provided by investing activities	(121,599)	1,126,092
Net cash used in financing activities	(211,542)	(840,557)
Net increase in cash and cash equivalents	716,247	829,219
Cash and cash equivalents at beginning of period	3,783,631	1,719,921
Cash and cash equivalents at end of period	$4,499,878	$2,549,140

    Operating activities. Net cash provided by operating activities was $942,767 for the three months ended March 31, 2010 as compared to $622,727 provided by operating activities in the three months ended March 31, 2009. This was primarily provided from a decrease in accounts receivable of $942,143, a decrease in inventories of $134,069 and an increase in accounts payable of $170,580, offset by a net loss of $254,589 and a decrease in other current liabilities of $82,935.

    Investing activities.  Net cash used in investing activities was $121,599 for the three months ended March 31, 2010 as compared to $1,126,092 provided by  investing activities in the three months March 31, 2009. During the three months ended March 31, 2010, $107,817 was used to purchase fixed assets and $13,782 was used as a refundable deposit for the purchase of a business.

    Financing activities.  Net cash used in financing activities was $211,542 for the three months ended March 31, 2010 as compared to $840,557 used in financing activities for the three months ended March 31, 2009. During the three months March 31, 2010, we repaid $219,301 of short-term debt and $78,161 of long-term debt, offset by proceeds of $85,920 from new long-term debt.

    Most of our large contracts, which are Israeli Governmental contracts, are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have endeavored to balance our accounts payable and accounts receivable.

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

    In the year ended December 31, 2009, the inflation rate in Israel was 3.91% and the NIS appreciated in relation to the U.S. dollar at a rate of 0.71%, from NIS 3.802 per $1 on December 31, 2008 to NIS 3.775 per $1 on December 31, 2009. In the period ended March 31, 2010, inflation in Israel was (0.86%) while the NIS appreciated in relation to the U.S. dollar at a rate of 1.64%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

            We did not enter into any foreign exchange contracts in the three months ended March 31, 2010.

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

Off-balance Sheet Arrangements

    None.

Contractual Obligations

    The following table summarizes our contractual obligations and commercial commitments as of March 31, 2010.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years
Long-term debt obligations	$571,269	$292,249	$261,065	$17,955	-
Estimated interest payments on long-term debt obligations	40,257	24,421	15,598	238	-
Operating lease obligations	877,284	512,073	365,211	-	-
Total	$1,488,810	$828,743	$641,874	$18,193	-

Critical Accounting Policies

    A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these policies in the three months ended March 31, 2010.

Recent Accounting Pronouncements

    See Note 1H to the unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

           We do not believe that we have any material exposure to interest rate risk other than sensitivity to prevailing interest rates that may affect income from our cash deposits and marketable securities.

Foreign Exchange Risk

            Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2007, 2008 and 2009, the U.S dollar depreciated against the NIS by approximately 9%, 1% and 1%, respectively. In the first three months of 2010, the U.S dollar depreciated by approximately 2% in relation to the NIS.

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

Changes in Internal Control over Financial Reporting

            There was no change in our internal control over financial reporting that occurred during the quarter  ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings

    On February 11, 2009, a lawsuit was filed at the Jerusalem District Court (the "Court") against our subsidiary, Achidatex, its chief executive officer, Mr. Avraham Haztor, and our subsidiary Export Erez USA Inc. The plaintiff filed a petition to add Export Erez Ltd., or Export Erez, to the claim. Export Erez objected to the plaintiff's petition. The plaintiff's petition is still pending the Court's ruling as the Court has allowed Export Erez to respond to the plaintiff's answer to Export Erez's objection. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.6 million). Achidatex filed a statement of defense rejecting the plaintiff's claims and a claim against the plaintiff and others for a declaratory judgment that the plaintiff has breached his contractual undertakings towards Achidatex.

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

    On April 7, 2010 a lawsuit was filed against Achidatex and another lawsuit was filed against Export Erez in the Nazareth Magistrates' Court (the "Court"), each to obtain an eviction order for the premises leased by these subsidiaries. The plaintiff in the suits, a company owned by the former shareholders of Achidatex, and a company owned by our Company's principal shareholder, alleges that Achidatex and Export Erez each materially breached their respective lease agreement with the plaintiff, dated January 1, 2008. The premises from which the plaintiff seeks to evict Achidatex and Export Erez, are used by Achidatex and Export Erez to conduct their operational activities. The parties are currently attempting to settle the dispute out of court. Therefore, Achidatex and Export Erez have not yet filed their statements of defense in the above lawsuits.

Item 1A. Risk Factors

    There have been no material changes to our “Risk Factors” set forth in Item 1A. of our Annual Report on Form 10-K  for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
Dated: May 17, 2010	/S/ Uri Nissani
Name: Uri Nissani
Title: Chief Executive Officer and President