Form 10-Q
period 2010-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2010-08-16
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from [ ] to [ ]

Commission file number: 0-30105

 DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐   No ☒

As of August 11, 2010 the issuer had 28,150,535 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

Part I - Financial Information:

Item 1.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,149,841	$3,783,631
Accounts receivable, net of allowance for doubtful accounts of $328,860 and $343,629, respectively	2,550,624	3,352,751
Inventories	5,524,030	4,124,141
Trading securities	2,323,542	2,312,048
Deferred taxes	132,089	148,710
Other current assets	457,389	225,112
Total Current Assets	14,137,515	13,946,393

PROPERTY, PLANT AND EQUIPMENT, NET	1,535,801	1,741,594

OTHER ASSETS
Funds in respect of employee rights upon retirement	795,253	780,960
Deferred taxes	26,879	25,659
Refundable deposits for the purchase of a business (Note 2)	2,004,328	1,993,696
Total Other Assets	2,826,460	2,800,315

TOTAL ASSETS	$18,499,776	$18,488,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

LIABILITIES AND EQUITY

	June 30, 2010	December 31, 2009
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,364,770	$1,408,741
Accounts payable – related parties	518,717	462,968
Short-term debt	734,785	876,554
Other current liabilities	1,267,998	1,047,771
Total Current Liabilities	4,886,270	3,796,034

LONG-TERM LIABILITIES
Long-term portion of debt	222,959	268,250
Deferred tax liability	220,124	229,191
Liability for employee rights upon retirement	945,610	911,440
Total Long-Term Liabilities	1,388,693	1,408,881

TOTAL LIABILITIES	6,274,963	5,204,915

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,200,535 shares issued and 28,150,535 shares outstanding at June 30, 2010 and December 31, 2009	2,920	2,920
Additional paid-in capital	2,997,370	2,997,370
Treasury stock (1,050,000 shares at cost)	(252,000)	(252,000)
Retained earnings	9,449,616	10,176,352
Accumulated other comprehensive income	26,907	358,745
Total Equity	12,224,813	13,283,387

TOTAL LIABILITIES AND EQUITY	$18,499,776	$18,488,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

NET REVENUES	$2,887,814	$3,576,137	$5,881,545	$9,389,425

COST OF SALES	2,719,034	2,823,512	5,109,386	7,145,072

GROSS PROFIT	168,780	752,625	772,159	2,244,353

OPERATING EXPENSES
Selling	216,735	148,279	332,507	332,055
General and administrative	702,886	456,474	1,400,295	986,368
Compensation from government (Note 5)	-	(223,913)	-	(223,913)
Total Operating Expenses	919,621	380,840	1,732,802	1,094,510

INCOME (LOSS) FROM OPERATIONS	(750,841)	371,785	(960,643)	1,149,843

OTHER (EXPENSES) INCOME
Financial expenses	241,714	(444,895)	113,822	(477,582)
Financial income	-	220,839	37,858	694,551
Other income (expenses), net	39,839	57,001	90,211	221,205
Total Other (Expenses) Income	281,553	(167,055)	241,891	438,174

INCOME (LOSS) BEFORE INCOME TAXES	(469,288)	204,730	(718,752)	1,588,017

Income tax expenses	2,859	(73,375)	(7,984)	(358,226)

NET INCOME (LOSS)	(472,147)	131,355	(726,736)	1,229,791

Net income (loss) per share attributable to controlling interest - basic and diluted	$(0.017)	$0.005	$(0.026)	$0.044

Weighted average number of shares outstanding - basic and diluted	28,150,535	27,991,741	28,150,535	27,966,566

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Loss	Equity

Balance as of January 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,176,352	$358,745		$13,283,387
Comprehensive loss:

Net loss	-	-	-	-	-	(726,736)	-	$(726,736)	(726,736)
Foreign currency translation gain	-	-	-	-	-	-	(331,838)	(331,838)	(331,838)

Total comprehensive loss								$(1,058,574)

Balance as of June 30, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,449,616	$26,907		$12,224,813

Balance as of January 1, 2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$9,654,086	$236,503		$12,598,879
Common stock issued to acquire Rizzo Inc	209,424	21			39,979				40,000

Comprehensive loss:
Net income	-	-	-	-	-	1,229,791	-	$1,229,791	1,229,791
Foreign currency translation loss	-	-	-	-	-	-	(321,754)	(321,754)	(321,754)

Total comprehensive loss								$908,037

Balance as of June 30 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,883,877	$(85,251)		$13,546,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009 (UNAUDITED)
	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive	Total Shareholders'
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Income	Equity

Balance as of April 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,921,763	$586,400		$13,256,453
Common stock issued to acquire Rizzo Inc.			-	-		-	-
Comprehensive income:
Net income	-	-	-	-	-	(472,147)	-	$(472,147)	(472,147)
Foreign currency translation gain	-	-	-	-	-	-	(559,493)	(559,493)	(559,493)

Total comprehensive income								$1,031,640
Balance as of June 30, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,449,616	$26,907		$12,224,813

Balance as of April 1, 2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$10,752,522	$(955,134)		$12,505,678

Common stock issued to acquire Rizzo Inc.	209,424	21	-	-	39,979	-	-		40,000
Comprehensive income:

Net income	-	-	-	-	-	131,355	-	$131,355	131,355

Foreign currency translation gain	-	-	-	-	-	-	869,883	869,883	869,883
Total comprehensive income								$1,001,238
Balance as of June 30, 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,883,877	$(85,251)		$13,546,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(726,737)	$1,229,791

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Items not effecting cash:
Depreciation and amortization	284,890	273,116
Gain from sale of property, plant and equipment	-	(20,559)
Provision for doubtful accounts	(7,064)	(2,138)
Deferred taxes	7,984	74,495
Net unrealized (gain) on trading securities	(51,347)	(115,284)
Gain from the disposal of Dragonwear Trading Ltd.	(13,911)	-
Gain from settlement of long term note	(8,968)	-
Accrued interest and exchange rate differences of long-term debt	(245)	(848)
Accrued interest and exchange rate differences on refundable deposits for the purchase of a business	(15,320)	(52,581)
Accrued interest and exchange rate differences on deposits	-	(171,870)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	749,306	(155,519)
Decrease (increase) in inventories	(1,537,363)	(58,235)
(Increase) decrease in trading securities	(21,278)	268,088
Decrease in related parties accounts	69,189	(178,138)
(Increase) decrease in other current assets	(256,113)	417,792
Increase in funds in respect of employee rights upon retirement	(35,495)	(81,240)
Increase in accounts payable	1,018,418	(237,215)
(Decrease) increase in other current liabilities	269,240	(245,656)
Increase in liability for employee rights upon retirement	59,446	39,639
Net cash provided by Operating Activities	(216,068)	983,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of restricted bank deposits	-	3,000,000
Purchases of property, plant and equipment	(113,729)	(76,594)
Proceeds from sale of property, plant and equipment	-	23,658
Refundable deposits for purchase of a business	(13,782)	(880,934)
Net cash (used in) provided by Investing Activities	(127,511)	2,066,130

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	(97,615)	(46,314)
Proceeds from long-term debt	85,319	-
Repayment of long-term debt	(148,961)	(185,635)
Redemption of related party creditors	-	(1,200,000)
Net cash used in Financing Activities	(161,257)	(1,431,949)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(128,953)	73,752

NET INCREASE IN CASH AND CASH EQUIVALENTS	(633,789)	1,691,571

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,783,631	1,719,921

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,149,842	$3,411,492

INTEREST PAID	$22,099	$29,573

TAXES PAID	$132,309	$490,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.
The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and for the six month period then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.
The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2009.

C.
The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the six months period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2009 and for the year then ended and the accompanying notes thereto.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continue)

E.	Per share data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the six months ended June 30, 2010 and 2009 common stock underlying a warrant instrument, dated June 15 2005, exercisable into  202,500 shares of common stock were not included in diluted income (loss) per share because their effect is anti-dilutive. Such warrant instrument has expired on June 30, 2010 and has no further force and effect.

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

In addition to the assets and liabilities described above, our financial instruments also include cash, accounts receivable, other receivables, accounts payable, accounts payable to related parties, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at June 30, 2010 and December 31, 2009 due to the short-term maturity of these instruments.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continue)

H.	Recent accounting pronouncements issued and adopted in the reported period

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2	ISORAD AGREEMENT

On December 17, 2008, Mayotex entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (“Sarino”) to cooperate in the manufacture of optical grade Germanium crystals and sales of lenses to be used in optical and infra-red night vision products utilizing the Germanium crystals (the "Sarino Agreement”).

On December 21, 2008, Mayosar Ltd. (incorporated by Mayotex and Sarino) (“Mayosar”), through its wholly owned subsidiary Isorad IR Optics Ltd., (“Optics”), entered into an agreement to purchase the Germanium Crystals Business of Isorad Ltd., an Israeli governmental company (“Isorad”). The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications (“Isorad Agreement”). As of June 30, 2010, Isorad has not met certain conditions set out in the Isorad Agreement and, based on a legal advice received, this agreement has not been consummated.

Subsequent to the balance date, in August 2010, Mayosar, Optics and Isorad Ltd. executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement.

Pursuant to the Sarino Agreement:

(1) Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex will have operational control of Mayosar.

(2) In consideration of the above, Mayotex paid Sarino $1 million, out of which, $300,000 will be non-refundable to Mayotex upon 24 months following the execution of the Isorad Agreement, and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar and personal guarantees provided by Sarino Crystal Technologies Ltd.'s controlling shareholders.

(3) Mayotex agreed to provide Mayosar with a loan of up to $2 million. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

As of June 30, 2010, Mayotex provided loans of $1 million to Sarino and $1 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

Pursuant to the Isorad Agreement, Optics is to pay royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement (the “Effective Date”), with a minimum amount of approximately $133,000 payable per year during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the following years of the royalties payment period.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2	ISORAD AGREEMENT (Continue)

Pursuant to the Isorad Agreement, Isorad was granted the right to acquire 5% of the share capital of Optics on a fully diluted basis for their nominal value during the 24 month period beginning on the Effective Date. Such right was recently extended for an additional 12-month period. If the Israeli Government does not approve the 5% purchase of the Optics shares by Isorad within the above period, the right to acquire the shares will expire and Isorad will be entitled to a payment of $75,000.

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

As of the balance sheet date Management asses its legal position and is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements should be fully refunded to the Company in the event that the Isorad Agreement is not consummated.

NOTE 3	INVENTORIES

Consist of:

	June 30, 2010	December 31, 2009

Raw materials (1)	$3,994,296	$2,597,759
Work in progress	579,656	642,132
Finished goods	950,077	884,250

	$5,524,030	$4,124,141

(1) As of June 30, 2010 and December 31, 2009, includes advanced payments to purchase inventory for $340,931 and $52,894, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the six months ended June 30, 2010:

Revenue from sales	$1,685,147	$608,718	$2,675,768	$911,912	$5,881,545
Gross Profits	229,520	82,789	357,808	102,042	772,159
Corporate unallocated costs					1,732,802
Loss from operations					(960,643)

For the three months ended June 30, 2010:

Revenue from sales	$651,489	$379,087	$1,510,626	$346,612	$2,887,814
Gross Profits	50,320	57,495	85,500	(24,535)	168,780
Corporate unallocated costs					919,621
Loss from operations					(750,841)

For the six months ended June 30, 2009:

Revenue from sales	$1,155,330	$422,853	$4,206,024	$3,605,218	$9,389,425
Gross Profits	388,704	54,562	873,311	927,776	2,244,353
Corporate unallocated costs					1,094,510
Income from operations					1,149,843

For the three months ended June 30, 2009:

Revenue from sales	$334,054	$262,394	$1,775,087	$1,204,602	$3,576,137
Gross Profits	67,581	92,608	349,665	242,771	752,625
Corporate unallocated costs					380,840
Income from operations					371,785

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 4	SEGMENT INFORMATION AND CONCENTRATIONS (Continue)

B.	Geographic Areas – revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Israel	$2,162,115	$2,109,141	$4,360,915	$5,361,354
South America	249,083	453,889	467,443	1,208,416
North America	374,798	439,048	605,743	599,507
Europe and Asia	101,734	372,923	445,183	832,657
Africa	84	201,136	2,261	1,387,491

Total Sales	$2,887,815	$3,576,137	$5,881,545	$9,389,425

C.	Single Customer Exceeding 10% of Sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Customer A (Military Local)	$1,316,296	$1,710,202	$2,455,772	$4,141,138
Customer B (Military Export)	-	91,282	-	1,155,205

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5	COMMITMENTS AND CONTINGENCIES

A.
On February 11, 2009, a lawsuit was filed in the Jerusalem District Court (the "Court") against our subsidiary, Achidatex, its chief executive officer, Mr. Avraham Haztor, and our subsidiary Export Erez USA Inc. The plaintiff filed a petition to add Export Erez Ltd., or Export Erez, as a defendant in the claim. Export Erez objected to the plaintiff's petition, however, the Court accepted the petition and ruled that Export Erez will be added as a defendant in the claim. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.6 million). Achidatex filed a statement of defense rejecting the plaintiff's claims and a claim against the plaintiff and others for a declaratory judgment that the plaintiff has breached his contractual undertakings towards Achidatex. Achidatex's petition to consolidate its claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Achidatex also filed a petition to remove the claim against Mr. Haztor and Export Erez USA Inc. based on the assertion that there is no contractual or any other kind of privity between the plaintiff and Mr. Haztor and Export Erez USA Inc. and, therefore, no cause of action against them exists. This petition is pending. The Company intends to vigorously defend against the claim. Due to the preliminary stage of the above claims, the Company and its legal advisors cannot currently assess the outcome or possible adverse effect on our financial position or results of operations.

B.
On April 7, 2010, a lawsuit was filed against Achidatex and another lawsuit was filed against Export Erez in the Nazareth Magistrates' Court (the "Nazareth Court"), each to obtain an eviction order for the premises leased by these subsidiaries. The plaintiffs in the suits, a company owned by the former shareholders of Achidatex and a company owned by the Company's principal shareholder, allege that Achidatex and Export Erez each materially breached their respective lease agreement with the plaintiff, dated January 1, 2008. The premises from which the plaintiff seeks to evict Achidatex and Export Erez, are used by Achidatex and Export Erez to conduct their operational activities. The parties to the above claim have reached a settlement of the dispute and the lawsuit was withdrawn by the plaintiff.

C.
On July 12 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court (the "Labor Court") against the Company, its subsidiaries Mayotex and Export Erez (the "Group") and against an officer of the Group, by a former employee. The plaintiff alleges that the Group breached her employment agreement and violated certain Israeli labor related legislation, by not paying her severance payment, payment in lieu of vacation, recuperation payments, contribution to Study Fund, due to her claiming to being subject to sexual harassment and consequently violation of certain applicable Israeli legislation, not making the payments due to the employee during the prior notice period and compensation for overtime. The amount claimed under the above claim is      NIS 1,472,035 ($379,880). The Company believes that the amounts under the claim are exaggerated and that the exposure of the claim (if any) is not material to the business of the Group. The Company intends to vigorously defend its position. The Labor Court has imposed a gag order on the parties to the lawsuit.

NOTE 6	SUBSEQUENT EVENTS

On August 2010, Mayosar, Optics and Isorad Ltd. executed an addendum to the Isorad Agreement, according to which the parties confirmed the validity of the Isorad Agreement. (For further information regarding the Isorad Agreement see Note 2).

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

Overvie

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

Material Trends

             Local Military Market. The demand for our products increased significantly in the first quarter of 2009, mainly due to the effect of the hostilities between Israel and the Hamas in Gaza, which took place in December 2008 and January 2009. During the end of 2009 and  the first quarter of 2010, the demand for our products decreased due to a break in the hostilities in Gaza. We believe that the demand for our products from the Israeli Ministry of Defense will continue at the current levels during the remainder of 2010.

            As of August 12, 2010, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $1.9 million, including orders of approximately $1.2 million that we received subsequent to June 30, 2010.  In the six month periods ended June 30, 2010 and 2009, sales to the Israeli Ministry of Defense were $2.5 million and $4.1 million, accounting for 41.7% and 44.1% of our sales, respectively.

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

     The following table presents details of our export military sales during the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales to South America	$249,083	$453,889	$467,443	$1,208,416
Sales to North America	6,042	176,654	7,356	176,654
Sales to Europe and Asia	91,403	372,923	434,852	832,657
Sales to Africa	84	201,136	2,261	1,387,491
Total Export Military Sales	$346,612	$1,204,602	$911,912	$3,605,218

             Local Civilian Market. Our product range for the civilian market is diversified. In the three and six month periods ended June 30, 2010, our local market business increased to $651,489 and $1,685,147, respectively, compared to $334,054 and $1,155,330 for the three and six month periods ended June 30, 2009, mainly due to sales of armored vehicles for civilian purposes We expect to maintain the same level of revenues in the third quarter, due to marketing efforts and increased demand for armor in the civilian market.

     The following table sets forth the breakdown of sales by segment for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Local civilian market	$651,489	$334,054	$1,685,147	$1,155,330
Export civilian market	379,087	262,394	608,718	422,853
Local military market	1,510,626	1,775,087	2,675,768	4,206,024
Export military market	346,612	1,204,602	911,912	3,605,218
Total	$2,887,814	$3,576,137	$5,881,545	$9,389,425

            Backlog. We had approximately $5.2 million of unfilled customer orders at June 30, 2010, compared to $2.6 million of unfilled customer orders at June 30, 2009. Of our $5.2 million of unfilled customer orders at June 30, 2010, approximately $1.8 million was attributable to orders from military customers in South America, approximately $0.1 million was attributable to orders from military customers in Europe and Asia, approximately $1.1 million was attributable to orders from military customers in Africa, approximately $0.3 million was attributable to the local civilian market, approximately $0.3 million was attributable to the U.S. civilian market and approximately $1.6 million was attributable to the Israeli Ministry of Defense.

            Current Economic Overview. We generate revenues from sales of our products to the civilian and military markets. Accordingly, our business is affected by economic conditions. The volatile economic conditions of 2009 continued into 2010 and slowed down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact the ability of our customers, including governmental entities, to make capital expenditures, thereby affecting their ability to purchase our products. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets including investments, may be adversely affected if economic conditions deteriorate or continue to be volatile. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The uncertainty in the financial markets may limit our ability to obtain financing for our working capital requirements.

     Exchange rate fluctuation. Exchange rate fluctuations affect our financial results in several ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S. dollar and the NIS. Accordingly, a devaluation of the U.S. dollar against the NIS is reflected as comprehensive income in our consolidated statement. In the period ended June 30, 2010, the NIS appreciated in relation to the U.S. dollar at a rate of 2.65%.

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

     In the quarter ended June 30, 2010, the NIS depreciated against the U.S. dollar by approximately 2.65%, and our financial results were negatively impacted. Exchange rates between the U.S. dollar and the NIS fluctuate continuously. As a result, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations will not be materially adversely affected by currency fluctuations.

Sarino Agreement

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

     After a period of uncertainty, in August 2010, Mayosar, Optics and Isorad Ltd. executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement.

Pursuant to the Sarino Agreement:

●
Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex will have operational control of Mayosar.

●
In consideration of the above, Mayotex paid Sarino $1 million, out of which $300,000 is non-refundable to Mayotex upon 24 months following the execution of the Isorad Agreement, and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar and personal guarantees provided by Sarino Crystal Technologies Ltd.'s controlling shareholders.

●
Mayotex agreed to provide Mayosar with a loan in the aggregate amount of $2 million under a timetable to be determined by Mayosar’s board of directors. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

     As of June 30, 2010, Mayotex has provided loans of $1.0 million to Sarino and $1.0 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

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

     Pursuant to the Isorad Agreement, Isorad has the right to acquire 5% of the share capital of Optics on a fully diluted basis for their nominal value during the 24 month period beginning on the Effective Date. Such right was recently extended with an additional 12-month period.  If the Israeli Government does not approve the 5% purchase of the Optics shares by Isorad within the above period, the right to acquire the shares will expire and Isorad will be entitled to a payment of $75,000.

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

 As of the balance sheet date Management asses its legal position and is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements should be fully refunded to the Company in the event that the Isorad Agreement is not consummated.

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

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

     Net Revenues. Net revenues for the three months ended June 30, 2010 decreased to $2,887,814 from $3,576,137 in the three months ended June 30, 2009, a decrease of 19%.  The decrease is mainly attributable to a decrease of approximately $0.86 million in our export military market segment and a decrease of approximately $0.26 million in our local military segment , which was offset by an increase of approximately $0.3 million in our local civilian market segment and an increase of approximately $0.1 million in our export civilian market segment.  The decrease in revenues in our local military market segment is attributable to a decrease in demand for our products from the Israeli Ministry of Defense and the decrease in revenues in our export military market is  attributable to a general decrease in demand for our products in this market.  The increase in revenues in our civilian market segment is mainly due to sales of armored vehicles for civilian purposes.  We expect to maintain the same level of revenues in the next quarter.

     Gross Profit. Gross profit for the three months ended June 30, 2010 was $168,780 compared to $752,625 for the three months ended June 30, 2009.  Our gross profit margin for the three months ended June 30, 2010 decreased to 5.8% compared to 21% for the three months ended June 30, 2009. This decrease in gross profit is primarily attributable to the decrease in revenues from sales. The decrease in gross profit margin is primarily attributable to the 19.2% decrease in revenues while our cost of sales decreased by only 3.7%, which is primarily due to our fixed costs that are not revenue dependent.

             Selling Expenses. Selling expenses for the three months ended June 30, 2010 increased by 46.2% to $216,735 from $148,279 for the three months ended June 30, 2009. The increase in our selling expenses was primarily attributable to sales consulting expenses incurred during the period in an effort to increase future sales.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 increased by 54% to $702,886 from $456,474 for the three months ended June 30, 2009.  The increase in general and administrative expenses was attributable primarily to an increase of $198,183 in salaries and $69,560 in professional fees.

             Compensation from Israeli Government. In the three months ended June 30, 2009, our subsidiaries Export Erez and Mayotex received $53,002 and $170,911, respectively, as compensation from the Israeli Government under the "Property Tax and Compensation Payments for War Damages" regulations, for the loss of employment days and potential revenues during 2007 to 2009 due to the security and military situation in the area in which Export Erez and Mayotex were located.

             Financial Income(Expenses), Net. We had financial income, net of $241,714 for the three months ended June 30, 2010 compared to financial expenses, net of $224,056 for the three months ended June 30, 2009. Our financial income is primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a profit of $134,577 for the three months ended June 30, 2010 compared to a loss of $233,599 for the three months ended June 30, 2009.

             Other Income, Net. We had other income, net for the three months ended June 30, 2010 of $39,839 as compared to other income, net of $57,001 for the three months ended June 30, 2009.  Our other income in three months ended June 30, 2010 is attributable to  a $41,477 gain derived from sales of tradable securities and a $194 unrealized gain on tradable securities, offset by a $1,833 loss derived from revaluation of funds in respect of employee rights upon retirement,.  Our other income in the three months ended June 30, 2009 is attributable to a $42,489 gain derived from revaluation of funds in respect of employee rights upon retirement, a $4,805 gain derived from sales of tradable securities  and a $9,707 unrealized gain on tradable securities.

     Income Tax Expense. Our income tax expense for the three months ended June 30, 2010 was $2,859 compared to income tax expense of $73,375 for the three months ended June 30, 2009. The decrease in income tax expense was mainly due to the decrease in our income before income taxes in the three months ended June 30, 2010.

     Net Income (Loss). For the three months ended June 30, 2010, our consolidated net loss was $472,147 compared to net income of  $131,355 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

     Net Revenues. Net revenues for the six months ended June 30, 2010 decreased to $5,881,545 from $9,389,425 in the six months ended June 30, 2009, a decrease of 37.4%. The decrease is mainly attributable to a decrease in revenues attributable to our local military and export military market segments.  In the six-month period ended June 30, 2010, revenues from our local military market segment decreased by approximately $1.5 million and our revenues from our military export market segment decreased by approximately $2.7 million.   These decreases were partially offset by an increase of $529,817, or 45.9%, in the local civilian market attributable to increased sales to our existing customers in this market, including sales of civilian trucks covers.

     Gross Profit. Gross profit for the six months ended June 30, 2010 was $772,159 compared to $2,244,353 for the six months ended June 30, 2009. This decrease in gross profit is primarily attributable to the decrease in revenues. Our gross profit margin for the six months ended June 30, 2010 decreased to 13.1% compared to 23.9% for the six months ended June 30, 2009.

             Selling Expenses. Selling expenses for the six months ended June 30, 2010 increased by 0.1% to $332,507 from $332,055 for the six months ended June 30, 2009. The increase in our selling expenses was attributable primarily to sales consulting expenses incurred during the period in an effort to increase future sales, which was offset in great measure by lower commissions due to the decrease in sales in our export civilian market.

     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 increased by 42% to $1,400,295 from $986,368 for the six months ended June 30, 2009. The increase in general and administrative expenses was attributable primarily to an increase of $321,746 in salaries and $105,818 in professional fees.

             Financial Income, Net. We had financial income, net of $151,680 for the six months ended June 30, 2010 compared to financial income, net of $216,969 for the six months ended June 30, 2009. Our financial income is primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a gain of $134,577 for the six months ended June 30, 2010 compared to a gain of $157,368 for the six months ended June 30, 2009.

            Other Income, Net. We had other income, net for the six months ended June 30, 2010 of $90,211 as compared to other income, net of $221,205 for the six months ended June 30, 2009. Our other income in six months ended June 30, 2010 is mainly attributable to the revaluation of funds in respect of employee rights upon retirement of $8,852, an unrealized gain of $58,752 on tradable securities and a gain from dissolving Dragonwear of $22,879, offset by a loss derived from sales of tradable securities of $272 .  Our other income in the six months ended June 30, 2009 is mainly attributable to revaluation of funds in respect of employee rights upon retirement of $81,240, a gain derived from sales of tradable securities of $24,680 and an unrealized gain of $115,285 on tradable securities.

      Income Tax Expense. Our income tax expense for the six months ended June 30, 2010 was $7,984 compared to income tax expense of $358,226 for the six months ended June 30, 2009. The decrease in income tax expense was mainly due to the decrease in our income before income taxes in the six months ended June 30, 2010.

     Net Income (Loss). In the six months ended June 30, 2010, our consolidated net loss of controlling interest was $726,736, compared to net income of $1,229,791 for the six months ended June 30, 2009.

Liquidity and Capital Resources

            As of June 30, 2010, we had $3,149,841 in cash and cash equivalents, $2,323,542 in trading securities and working capital of $9,251,245 as compared to $3,783,631 in cash and cash equivalents, $2,312,048 in trading securities and working capital of $10,150,359 at December 31, 2009.

             The current economic climate and the uncertainty in the global financial markets resulting from the disruption in credit markets may affect our ability to raise additional funds in the future, if required. There can be no assurance that such additional financing will be available to us, or if available, will be on terms favorable to our company. We believe that the company has sufficient cash or working capital to satisfy its operational requirement over the next 12 months.

Cash Flows

     The following table summarizes our cash flows for the periods presented:

	Six months ended
	June 30, 2010	June 30, 2009

Net cash (used in) provided by operating activities	$(216,068)	$983,638
Net cash (used in) provided by investing activities	(127,511)	2,066,130
Net cash used in financing activities	(161,257)	(1,431,949)
Net increase in cash and cash equivalents	(633,789)	1,691,571
Cash and cash equivalents at beginning of period	3,783,631	1,719,921
Cash and cash equivalents at end of period	3,149,842	3,411,492

     Operating activities. Net cash used in operating activities was $216,068 for the six months ended June 30, 2010 as compared to $983,638 provided by operating activities in the six months ended June 30, 2009. This was primarily provided from our net loss of $726,736, a decrease in trading securities of $51,347, an increase in other current assets of $256,113,  and  a increase in inventory of $1,537,363, offset by a increase in accounts payable of $1,018,418, an increase in other current liabilities of $269,240, and a decrease in accounts receivable of $749,306.

     Investing activities.  Net cash used in investing activities was $127,511  for the six months ended June 30, 2010 as compared to $2,066,130 net cash provided by investing activities in the six months ended June 30, 2009. During the six months ended June 30, 2010, $113,729 was used to purchase fixed assets and $13,782 was used for the purchase of a business.

     Financing activities.  Net cash used in financing activities was $161,257 for the six months ended June 30, 2010 as compared to $1,431,949 net cash used in financing activities for the six months ended June 30, 2009. During the six months ended June 30, 2010, we incurred additional short-term debt of $97,615 and repaid $148,961 of long-term debt, which was offset by proceeds from long-term debt of $85,319.

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

     In the year ended December 31, 2009, the inflation rate in Israel was 3.91% and the NIS appreciated in relation to the U.S. dollar at a rate of 0.71%, from NIS 3.802 per $1 on December 31, 2008 to NIS 3.775 per $1 on December 31, 2009. In the period ended June 30, 2010, inflation in Israel was 1.34% while the NIS appreciated in relation to the U.S. dollar at a rate of 2.65%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

     We did not enter into any foreign exchange contracts in the three months ended June 30, 2010.

Inflation and Seasonality

     We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and third quarters of fiscal year. We expect to continue to experience slightly higher sales in the third quarter, and slightly lower sales in the fourth and first quarters, as a result of reduced sales on nondairy frozen desserts during those periods.

Off-balance Sheet Arrangements

      None.

Contractual Obligations

     The following table summarizes our contractual obligations and commercial commitments as of June 30, 2010.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years
Long-term debt obligations	$476,621	$253,662	$218,658	$4,301	$-
Estimated interest payments on long-term debt obligations	31,522	19,942	11,557	23	-
Operating lease obligations	758,590	507,565	251,025	-	-

Total	$1,266,733	$781,169	$481,240	$4,324	$-

Critical Accounting Policies

    A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these policies during the three and six months ended June 30, 2010.

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

Foreign Exchange Risk

             Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2007, 2008 and 2009, the U.S dollar depreciated against the NIS by approximately 9%, 1% and 1%, respectively. In the first six months of 2010, the U.S dollar appreciated by approximately 2.65% in relation to the NIS.

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

Changes in Internal Control over Financial Reporting

             There was no change in our internal control over financial reporting that occurred during the quarter  ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. . The company has hired the services of an external controller for the purposes of assisting the Company with preparation of the financial reports.

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings

     On February 11, 2009, a lawsuit was filed in the Jerusalem District Court (the "Court") against our subsidiary, Achidatex, its chief executive officer, Mr. Avraham Haztor, and our subsidiary Export Erez USA Inc. The plaintiff filed a petition to add Export Erez Ltd., or Export Erez, as a defendant in the claim. Export Erez objected to the plaintiff's petition, however, the Court accepted the petition and ruled that Export Erez will be added as a defendant in the claim. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.6 million). Achidatex filed a statement of defense rejecting the plaintiff's claims and a claim against the plaintiff and others for a declaratory judgment that the plaintiff has breached his contractual undertakings towards Achidatex.

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

     On April 7, 2010 a lawsuit was filed against Achidatex and another lawsuit was filed against Export Erez in the Nazareth Magistrates' Court (the "Court"), each to obtain an eviction order for the premises leased by these subsidiaries. The plaintiff in the suits, a company owned by the former shareholders of Achidatex, and a company owned by our Company's principal shareholder, alleges that Achidatex and Export Erez each materially breached their respective lease agreement with the plaintiff, dated January 1, 2008. The premises from which the plaintiff seeks to evict Achidatex and Export Erez are used by Achidatex and Export Erez to conduct their operational activities. The parties to the above claim have reached a settlement of the dispute and the lawsuit was withdrawn by the plaintiff.

     On 12 July 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court (the "Labor Court") against the Company, its subsidiaries Mayotex and Export Erez (the "Group") and against an officer of the Group, by a former employee. The plaintiff alleges that the Group breached her employment agreement and violated certain Israeli labor related legislation, by not paying her severance payment, payment in lieu of vacation, recuperation payments, contribution to Study Fund, due to her claiming to being subject to sexual harassment and consequently violation of certain applicable Israeli legislation, not making the payments due to the employee during the prior notice period and compensation for overtime. The amount claimed under the above claim is      NIS 1,472,035 ($379,880). The Company believes that the amounts under the claim are exaggerated and that the exposure of the claim, (if any), is not material to the business of the Group. The Company  intends to vigorously defend its position. The Labor Court has imposed a gag order on the parties to the lawsuit.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.

Date: August 15, 2010	By:	/s/ Uri Nissani
Name: Uri Nissani
Title: Chief Executive Officer and President