Form 10-Q
period 2010-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2010-11-15
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

*	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from
______________ to _________________

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
Yes ☒    No *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes *     No *

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer *	Accelerated filer *
Non-accelerated filer * (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  * No ☒

As of November 11, 2010 the issuer had 28,150,535 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,101,257	$3,783,631
Accounts receivable, net of allowance for doubtful accounts of $337,759 and $343,629, respectively	4,402,970	3,352,751
Inventories	4,434,970	4,124,141
Trading securities	2,005,294	2,312,048
Deferred taxes	141,574	148,710
Other current assets	514,731	225,112
Total Current Assets	14,600,796	13,946,393

PROPERTY, PLANT AND EQUIPMENT, NET	1,521,124	1,741,594

OTHER ASSETS
Funds in respect of employee rights upon retirement	869,519	780,960
Deferred taxes	28,803	25,659
Refundable deposits for the purchase of a business (Note 2)	2,063,059	1,993,696
Total Other Assets	2,961,381	2,800,315

TOTAL ASSETS	$19,083,301	$18,488,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

LIABILITIES AND EQUITY
	September 30, 2010	December 31, 2009
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,411,716	$ 1,408,741
Accounts payable – related parties	38,458	462,968
Short-term debt	1,063,816	876,554
Other current liabilities	795,263	1,047,771
Total Current Liabilities	4,309,253	3,796,034

LONG-TERM LIABILITIES
Long-term portion of debt	234,128	268,250
Deferred tax liability	229,476	229,191
Liability for employee rights upon retirement	1,027, 561	911,440
Total Long-Term Liabilities	1,491,165	1,408,881

TOTAL LIABILITIES	5,800,418	5,204,915

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	---
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,200,535 shares issued and 28,150,535 shares outstanding at September 30, 2010 and December 31, 2009	2,920	2,920
Additional paid-in capital	2,997,370	2,997,370
Treasury stock (1,050,000 shares at cost)	(252,000)	(252,000)
Retained earnings	9,774,271	10,176,352
Accumulated other comprehensive income	760,322	358,745
Total Equity	13,282,883	13,283,387

TOTAL LIABILITIES AND EQUITY	$ 19,083,301	$ 18,488,302

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

NET REVENUES	$6,581,429	$ 3,554,137	$12,462,974	$ 12,943,562

COST OF SALES	4,865,555	2,837,920	9,974,941	9,982,992

GROSS PROFIT	1,715,874	716,217	2,488,033	2,960,570

OPERATING EXPENSES
Selling	460,788	153,485	793,295	485,540
General and administrative	631,357	551,053	2,031,652	1,537,421
Compensation from government (Note 5)	---	(4,452)	---	(228,365)
Total Operating Expenses	1,092,145	700,086	2,824,947	1,794,596

INCOME (LOSS) FROM OPERATIONS	623,729	16,131	(336,914)	1,165,974

OTHER (EXPENSES) INCOME
Financial expenses	(330,727)	(330,934)	(216,905)	(808,516)
Financial income	17,857	75,542	55,715	770,093
Other income, net	10,483	71,999	100,694	293,204
Total Other (Expenses) Income	(302,387)	(183,393)	(60,496)	254,781

INCOME (LOSS) BEFORE INCOME TAXES	321,342	(167,262)	(397,410)	1,420,755

Income tax (expense) benefit	3,313	16,878	(4,671)	(341,348)

NET INCOME (LOSS)	$324,655	$(150,384)	$(402,081)	$1,079,407

Net income (loss) per share - basic and diluted	$ 0.012	$(0.005)	$ (0.014)	$ 0.039

Weighted average number of shares outstanding - basic and diluted	28,150,535	28,150,535	28,150,535	28,028,563

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Loss	Equity

Balance as of January 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,176,352	$358,745		$13,283,387
Comprehensive loss:

Net loss	-	-	-	-	-	(402,081)	-	$(402,081)	(402,081)
Foreign currency translation gain	-	-	-	-	-	-	401,577	401,577	401,577

Total comprehensive loss								$(504)

Balance as of September 30, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,774,271	$760,322		$13,282,883

Balance as of January 1, 2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$9,654,086	$236,503		$12,598,879
Common stock issued to acquire Rizzo Inc	209,424	21			39,979				40,000

Comprehensive loss:
Net income	-	-	-	-	-	1,079,407	-	$1,079,407	1,079,407
Foreign currency translation loss	-	-	-	-	-	-	224,125	224,125	224,125

Total comprehensive loss								$1,303,532

Balance as of September 30 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,733,493	$460,628		$13,942,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive	Total Shareholders'
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Income	Equity

Balance as of July 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,449,616	$26,907		$12,224,813	$
Common stock issued to acquire Rizzo Inc.			-	-		-	-
Comprehensive income:
Net income	-	-	-	-	-	324,655	-	$324,655	324,655
Foreign currency translation gain	-	-	-	-	-	-	733,415	733,415	733,415

Total comprehensive income								$1,058,070
Balance as of September 30, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,774,271	$760,322		$13,282,883	$

Balance as of July 1, 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,883,877	$(85,251)		$13,546,916	$

Common stock issued to acquire Rizzo Inc.			-	-		-	-
Comprehensive income:

Net income	-	-	-	-	-	(150,384)	-	$(150,384)	(150,384)

Foreign currency translation gain	-	-	-	-	-	-	545,879	545,879	545,879
Total comprehensive income								$395,495
Balance as of September 30, 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,733,493	$460,628		$13,942,411	$

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(402,081)	$1,079,407

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Items not effecting cash:
Depreciation and amortization	425,163	414,058
Gain from sale of property, plant and equipment	1,829	(29,789)
Provision for doubtful accounts	(14,642)	(4,734)
Deferred taxes	2,556	93,833
Net unrealized (gain) on trading securities	(53,966)	(148,783)
Gain from the disposal of Dragonwear Trading Ltd.	(14,001)	---
Gain from settlement of long term note	(8,968)	---
Accrued interest and exchange rate differences of long-term debt	479	(842)
Accrued interest and exchange rate differences on refundable deposits for the purchase of a business	(15,320)	46,800
Accrued interest and exchange rate differences on deposits	---	(175,287)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(912,700)	429,389
Decrease (increase) in inventories	(189,693)	504,660
(Increase) decrease in trading securities	419,346	276,488
Decrease in related parties accounts	(425,233)	13,472
(Increase) decrease in other current assets	(272,625)	38,971
Increase in funds in respect of employee rights upon retirement	(63,255)	(111,570)
Increase in accounts payable	936,561	(227,654)
(Decrease) increase in other current liabilities	(261,004)	(689,791)
Increase in liability for employee rights upon retirement	86,225	79,145
Net cash provided by Operating Activities	(761,329)	1,587,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of restricted bank deposits	---	3,000,000
Purchases of property, plant and equipment	(174,239)	(91,118)
Proceeds from sale of property, plant and equipment	6,891	52,189
Refundable deposits for purchase of a business	(13,782)	(918,861)
Net cash (used in) provided by Investing Activities	(181,130)	2,042,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	232,736	(231,278)
Proceeds from long-term debt	124,794	-
Repayment of long-term debt	(224,877)	(264,388)
Redemption of related party creditors	-	(1,200,000)
Net cash used in Financing Activities	132,653	(1,695,666)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	127,433	221,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(682,373)	2,155,409

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,783,631	1,719,921

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,101,258	$3,875,330

INTEREST PAID	$36,567	$46,400

TAXES PAID	$134,414	$748,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 1                   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.
The accompanying unaudited interim consolidated financial statements as of September 30, 2010 and for the nine month period then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.
The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2009.

C.
The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the nine months period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2009 and for the year then ended and the accompanying notes thereto.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 1                   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Per share data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and nine months ended September 30, 2010 and 2009 common stock equivalents to purchase 202,500 shares of common stock were not included in diluted income (loss) per share because their effect was anti-dilutive.

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

In addition to the assets and liabilities described above, our financial instruments also include cash, accounts receivable, other receivables, accounts payable, accounts payable to related parties, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at September 30, 2010 and December 31, 2009 due to the short-term maturity of these instruments.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 1                   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES  (CONTINUE)

H.	Recent accounting pronouncements issued and adopted in the reported period

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010 that are of material significance, or have potential material significance, to the Company.

Effective January 1, 2010, the Company adopted the FASB’s ASU No. 2010-06 "Improving Disclosures about Fair Value Measurements". The updated guidance relates to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

After a period of uncertainty, in August 2010, Mayosar, Optics and Isorad Ltd. executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement under certain conditions.

Pursuant to the Sarino Agreement:

(1) Mayotex and Sarino agreed to incorporate Mayosar, with Mayotex being the majority shareholder owning 50.1% and Sarino owning 49.9%. As majority shareholder, Mayotex will have operational control of Mayosar.

(2) In consideration of the above, Mayotex paid Sarino $1 million, out of which, $300,000 is non-refundable to Mayotex upon 24 months following the execution of the Isorad Agreement, and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per annum. The refundable consideration is secured by Sarino’s interest in Mayosar and personal guarantees provided by Sarino Crystal Technologies Ltd.'s controlling shareholders.

(3) Mayotex agreed to provide Mayosar with a loan in the aggregate amount of $2 million under a timetable to be determined by Mayosar’s board of directors. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

As of September 30, 2010, Mayotex has provided loans of $1.0 million to Sarino and $1.0 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

Pursuant to the Isorad Agreement, Optics is to pay annual royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement (the “Effective Date”), with a minimum amount of approximately $133,000 payable per year during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2                   PENDING ACQUISITION (CONTINUED)

Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the following years of the royalties payment period.

Pursuant to the Isorad Agreement, Isorad has the right to acquire 5% of the share capital of Optics on a fully diluted basis for their nominal value during the 24 month period beginning on the Effective Date. Such right was recently extended for an additional 12-month period ending January 1,               2012. If the Israeli Government does not approve the 5% purchase of the Optics shares by Isorad within the above period, the right to acquire the shares will expire and Isorad will be entitled to a payment of $75,000.

In the event of an allotment of shares to Isorad, representing 5% of Optics’ share capital, Mayosar will issue to Mayotex additional shares of Mayosar on a pro rata basis, in order for Mayotex to retain a 50.01% indirect interest in Optics’ share capital.

Optics has the right during the four year period following the Effective Date to redeem its commitment to pay royalties under the Isorad agreement, in consideration of a fixed payment of $750,000, less all royalties paid to Isorad through that date.

As of the balance sheet date management assessed its legal position and is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements should be fully refunded to the Company in the event that the Isorad Agreement is not consummated.

NOTE 3                   INVENTORIES

Consist of:

	September 30, 2010	December 31, 2009

Raw materials (1)	$ 3,100,885	$ 2,597,759
Work in progress	608,753	642,132
Finished goods	725,332	884,250

	$ 4,434,970	$ 4,124,141

(1) As of September 30, 2010 and December 31, 2009, includes advanced payments to purchase inventory for $62, 213 and $52,894, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

A.	Sales and Income from Operations:

	Civilian		Military		Consolidated
	Local	Export	Local	Export

For the nine months ended September 30, 2010:

Revenue from sales	$2,996,771	$1,096,859	$3,805,094	$4,564,250	$ 12,462,974
Gross Profits	531,011	282,657	767,714	906,651	2,488,033
Corporate unallocated costs					2,824,947
Loss from operations					(336,914)

For the three months ended September 30, 2010:

Revenue from sales	$1,311,624	$488,141	$1,129,326	$3,652,338	$ 6,581,429
Gross Profits	301,491	199,868	409,906	804,609	1,715,874
Corporate unallocated costs					1,092,145
Income from operations					623,729

For the nine months ended September 30, 2009:

Revenue from sales	$1,640,218	$763,342	$6,089,191	$4,450,811	$ 12,943,562
Gross Profits	525,099	139,881	1,248,834	1,046,756	2,960,570
Corporate unallocated costs					1,794,596
Income from operations					1,165,974

For the three months ended September 30, 2009:

Revenue from sales	$ 484,888	$340,489	$1,883,167	$845,593	$ 3,554,137
Gross Profits	136,395	85,319	375,523	118,980	716,217
Corporate unallocated costs					700,086
Income from operations					16,131

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

B.	Geographic Areas – revenues:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Israel	$ 2,440,950	$ 2,368,055	$ 6,801,865	$ 7,729,409
South America	2,825,282	335,766	3,292,725	1,544,182
North America	488,175	351,703	1,093,918	951,210
Europe and Asia	190,230	147,896	635,413	980,553
Africa	636,792	350,717	639,053	1,738,208

Total Sales	$ 6,581,429	$ 3,554,137	$ 12,462,974	$ 12,943,562

B.	Single Customer Exceeding 10% of Sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Customer A (Military Local)	$1,059,509	$1,795,385	$3,515,281	$5,936,523
Customer B (Military Export)	---*	346,099	---*	1,501,304
Customer C (Military Export)	1,777,869	---*	1,777,869	---*

* did not exceed 10% of sales for the respective period

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 5                                COMMITMENTS AND CONTINGENCIES [ fix indent]

A.
On February 11, 2009, a lawsuit was filed in the Jerusalem District Court (the "Court") against the Company's subsidiaries, Export Erez USA Inc. and Achidatex, and the then chief executive officer of Achidatex, Mr. Avraham Hatzor. Export Erez was subsequently added as a defendant in the action.  The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust.  The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.8 million). The Company’s subsidiaries filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex. The petition to consolidate the counter-claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Achidatex also filed a petition to strike the claim against Mr. Hatzor and Export Erez USA Inc. based on the assertion that there is no contractual or any other kind of privity between the plaintiff and Mr. Hatzor and Export Erez USA Inc. and, therefore, no cause of action against them exists. This petition is pending.  The Company intends to vigorously defend against the lawsuit. Due to the preliminary stage of the lawsuit, management and its legal advisors cannot currently assess the outcome or possible adverse effect of the lawsuit on the Company’s financial position or results of operations.

B.
On 12 July 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court (the "Labor Court") against the Company, its subsidiaries Mayotex and Export Erez (the "Group") and against an officer of the Group, by a former employee. The plaintiff alleges that the Group breached her employment agreement and violated certain Israeli labor related legislation, by not paying her severance payment, payment in lieu of vacation, recuperation payments, contribution to Study Fund, due to her claiming to being subject to sexual harassment and consequently violation of certain applicable Israeli legislation, not making the payments due to the employee during the prior notice period and compensation for overtime. The amount claimed under the above claim is NIS 1,472,035 ($379,880). The Labor Court has imposed a gag order on the parties to the lawsuit. The Company believes that the amounts sought are exaggerated and that the exposure, if any, to the lawsuit is not material to the business of the Company. The Company intends to vigorously defend its position.

NOTE 6                      SUBSEQUENT EVENTS

    On October 27 2010, the Company’s subsidiary Mayotex Ltd., or Mayotex, entered into an agreement to purchase shares of Mayo-Ben Investments and Development Ltd., or Mayo-Ben. Pursuant to the agreement, Mayotex agreed to invest up to $1.5 million in Mayo-Ben, a real estate company holding industrial properties in Israel which are partially occupied by the Company's subsidiaries, in consideration for the purchase of approximately 20 per cent of the share capital of Mayo-Ben on a fully diluted basis. The subscription price is subject to adjustment based on an appraisal of the properties to be conducted by a major accounting firm in Israel.

    Mayotex also agreed to lend Mayo-Ben $1 million, which funds will be utilized by Mayo-Ben to improve and renovate its industrial properties, subject to and upon the terms of the agreement. Within the framework of a recent amendment to the Evacuation Compensation Law, under which several of our subsidiaries received compensation for their forced evacuation from the Gaza Strip area, such subsidiaries are eligible to apply for additional compensation under such law, subject to certain requirements, including investment in the factories and properties to which they moved their activities and businesses, such as the properties held by Mayo-Ben. The Company expects that a portion of the grants, if any, to be received from the Israeli government within the above framework, will be used (subject to the amount granted), with the funds to be invested by Mayo-Ben, for renovations and improvements to the properties occupied by the Company’s subsidiaries and will entitle the Company’s subsidiaries to apply for additional grants and tax benefits.

    The Company has agreed to forgive the loan in the event that Mayo-Ben invests at least $1 million in the renovation and improvement of the properties in accordance with a renovation plan agreed to by both parties and to the complete satisfaction of the Company within a three (3) year period commencing on the first closing date of the transaction, of which at least $200,000 must be spent for such renovations prior to August 30, 2011.

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

            As a supplier of products to the civilian and military markets, our business is affected by economic conditions. The volatile economic conditions of 2009 have continued into 2010 and slowed down our sales process and complicated our ability to conduct transactions. The current economic climate and the uncertainty in the global economic conditions could impact the ability of our customers, including governmental entities, to make capital expenditures, thereby affecting their ability to purchase our products. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets including investments, may be adversely affected if economic conditions deteriorate or continue to be volatile. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

We develop our products in Israel and sell them in Israel, North and South America, Asia, Africa and several European countries. Our sales in Israel are denominated in NIS, while most of our export sales are denominated in U.S. dollars. Under U.S. GAAP we report all of our sales in U.S. dollars. Accordingly, appreciation of the U.S. dollar against the NIS reduces our reported sales while the devaluation of the U.S. dollar against the NIS increases our reported sales.

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

Exchange rate fluctuations also affect our financial results in other ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S. dollar and the NIS. Accordingly, a devaluation of the U.S. dollar against the NIS is reflected as comprehensive income in our consolidated statement. In the period ended September 30, 2010, the NIS appreciated in relation to the U.S. dollar at a rate of 2.9% and our accumulated comprehensive income as of September 30, 2010 was $760,000
In addition, we develop products in Israel and sell them in Israel, North and South America, Asia, Africa and several European countries. Our sales in Israel are denominated in NIS, while most of our export sales are denominated in U.S. dollars. Under U.S. GAAP we report all of our sales in U.S. dollars. Accordingly, appreciation of the U.S. dollar against the NIS reduces our reported sales while the devaluation of the U.S. dollar against the NIS increases our reported sales.

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

In the quarter ended September 30, 2010, the NIS depreciated against the U.S. dollar by approximately 5.42% and our financial results were negatively impacted. Exchange rates between the U.S. dollar and the NIS fluctuate continuously. As a result, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations will not be materially adversely affected by currency fluctuations.

Material Trends

             Local Military Market. The demand for our products increased significantly in the first quarter of 2009, mainly due to the effect of the hostilities between Israel and the Hamas in Gaza, which took place in December 2008 and January 2009. During the end of 2009 and the first nine months of 2010, the demand for our products decreased due to a break in the hostilities in Gaza. We believe that the demand for our products from the Israeli Ministry of Defense will continue at the current levels during the remainder of 2010.

            As of November 9, 2010, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $1.3 million, including orders of approximately $500,000 that we received subsequent to September 30, 2010.  In the nine month periods ended September 30, 2010 and 2009, sales to the Israeli Ministry of Defense were $3.5 million and $5.9 million, accounting for 28.2% and 45.9% of our sales, respectively.

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

 The following table presents details of our export military sales during the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales to South America	$2,825,282	$ 335,766	$3,292,725	$ 1,544,182
Sales to North America	---	11,214	7,356	187,868
Sales to Europe and Asia	190,264	147,896	625,116	980,553
Sales to Africa	636,792	350,717	639,053	1,738,208
Total Export Military Sales	$3,652,338	$ 845,593	$4,564,250	$ 4,450,811

           Local Civilian Market. Our product range for the civilian market is diversified. In the three and nine month periods ended September 30, 2010, our local market business increased to $1,311,624_ and $2,996,771 respectively, compared to $485,000 and $1,6 million for the three and nine month periods ended September 30, 2009, mainly due to sales of armored vehicles for civilian use. We expect to maintain the same level of revenues in the fourth quarter, due to marketing efforts and increased demand for armored vehicles in the civilian market.

The following table sets forth the breakdown of sales by segment for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Local civilian market	$1,311,624	$ 484,888	$2,996,771	$ 1,640,218
Export civilian market	488,141	340,489	1,096,859	763,342
Local military market	1,129,326	1,883,167	3,805,094	6,089,191
Export military market	3,652,338	845,593	4,564,250	4,450,811
Total	$6,581,429	$ 3,554,137	$12,462,974	$ 12,943,562

Backlog. We had approximately $3.3 million of unfilled customer orders at September 30, 2010, compared to $3.5 million of unfilled customer orders at September 30, 2009. Of the $3.3 million of unfilled customer orders at September 30, 2010, approximately $270,000 was attributable to orders from military customers in South America, approximately $140,000 was attributable to orders from military customers in Europe and Asia, approximately $600,000 was attributable to orders from military customers in Africa, approximately $400,000 was attributable to the local civilian market , approximately $400,000 was attributable to the U.S. civilian market and approximately $1.5 million was attributable to the Israeli Ministry of Defense.

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

After a period of uncertainty, in August 2010, Mayosar, Optics and Isorad Ltd. executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement under certain conditions. Pursuant to the Sarino Agreement:

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

As of September 30, 2010, Mayotex has provided loans of $1.0 million to Sarino and $1.0 million to Mayosar. Such payments are recognized as refundable deposits pending resolution of the Isorad Agreement.

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

Pursuant to the Isorad Agreement, Isorad has the right to acquire 5% of the share capital of Optics on a fully diluted basis for their nominal value during the 24 month period beginning on the Effective Date. Such right was recently extended for an additional 12-month period 1 January 2012.  If the Israeli Government does not approve the 5% purchase of the Optics shares by Isorad within the above period, the right to acquire the shares will expire and Isorad will be entitled to a payment of $75,000.

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

As of the balance sheet date Management assessed its legal position and is of the opinion, based on legal advice received, that the amounts paid under the Sarino and Isorad agreements should be fully refunded to the Company in the event that the Isorad Agreement is not consummated.

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

 Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Net Revenues. Net revenues for the three months ended September 30, 2010 increased to $6.6 million from $3.6 million in the three months ended September 30, 2009, a increase of 85.2_%.  The increase is mainly attributable to a increase of approximately $827,000 in our local civilian market segment, a increase of approximately $2.8 million in our export military market segment, and a increase of approximately $150,000 in our export civilian market segment which was offset by an decrease of approximately $750,000  in our local military market segment.  The decreased revenues in our local military market segment are attributable to an decrease in demand for our products from the Israeli Ministry of Defense. The increased revenues in our export military market and local civilian market segments are attributable to a general increase in demand for our products in those markets, especially in South America.

 Gross Profit. Gross profit for the three months ended September 30, 2010 was $1.7 million compared to $716,000 for the three months ended September 30, 2009.  Our gross profit margin for the three months ended September 30, 2010 increased to 26.1% compared to 20.2% for the three months ended September 30, 2009.  The increase in gross profit margin is primarily attributable to the 85.2% increase in revenues while our cost of sales increased by only 71.4%, which is primarily due to our fixed costs that are not revenue dependent.

Selling Expenses. Selling expenses for the three months ended September 30, 2010 increased by 200.2% to $461,000 from $153,000 for the three months ended September 30, 2009. The increase in our selling expenses was attributable primarily to the increase in export sales commissions.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 increased by 14.6% to $631,000 from $551,000 for the three months ended September 30, 2009. This increase is primarily attributable to an increase in professional services expenses.

 Compensation from Israeli Government. In the second quarter of 2009, our subsidiaries Export Erez and Mayotex received a total of $224,000, as compensation from the Israeli Government under the "Property tax and compensation payments for war damages" regulations, for the loss of employment days and potential revenues during the last two years due to the security and military situation in the area in which Export Erez and Mayotex are located. We recorded approximately $4,500 of income due to exchange rate differences in the third quarter of 2009  with respect to the compensation received from the Israeli Government. .

Financial Income (Expenses), Net. We had financial expenses, net of $313,000 for the three months ended September 30, 2010 compared to financial expenses, net of $255,000 for the three months ended September 30, 2009. Our financial expenses are primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $304,000 for the three months ended September 30, 2010 compared to a loss of $255,000 for the three months ended September 30, 2009.

Other Income, Net. We had other income, net for the three months ended September 30, 2010 of $10,000 as compared to other income, net of $72,000 for the three months ended September 30, 2009. Our other income in the three months ended September 30, 2010 is attributable to a $11,000 gain derived from the revaluation of funds in respect of employee rights upon retirement, which was offset by a small loss derived from the sale of tradable securities  and a small unrealized gain on tradable securities.  Our other income in the three months ended September 30, 2009 is attributable to a $30,000 gain derived from the revaluation of funds in respect of employee rights upon retirement, a $9,000 gain derived from sales of tradable securities and a $33,000 unrealized gain on tradable securities.

Income Tax Benefit. We recorded an income tax benefit of $3,000 for the three months ended September 30, 2010 compared to an  income tax benefit of $17,000 for the three months ended September 30, 2009. The decrease in the income tax benefit was mainly due to increased  income before income taxes in the three months ended September 30, 2010 compared to the loss before income taxes in the three months ended September 30, 2009

Net Income (Loss). For the three months ended September 30, 2010, our consolidated net income was $325,000 compared to a net loss of  $150,000 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Net Revenues. Net revenues for the nine months ended September 30, 2010 decreased to $12.5 million from $12.9 million in the nine months ended September 30, 2009, an decrease of 3.7%. The decrease is mainly attributable to an decrease in revenues from our local military market segment. In the period ended September 30, 2010, revenues from our local military market segment decreased by approximately $2.3 million due to a  decrease in demand for our products. This decrease was offset by a increase of approximately $1.4 million in our local civilian market segment and  an increase of approximately $300,000  in our export civilian market segment.

 Gross Profit. Gross profit for the nine months ended September 30, 2010 was $2.5 million compared to $3.0 million for the nine months ended September 30, 2009. This decrease in gross profit is primarily attributable to the decrease in sales. Our gross profit margin for the nine months ended September 30, 2010 decreased to 20% compared to 22.9% for the nine months ended September 30, 2009 due to the change in the mix of products sold and the impact of our fixed costs that are not revenue dependent.

Selling Expenses. Selling expenses for the nine months ended September 30, 2010 increased by 63.4% to $793,000 from $486,000 for the nine months ended September 30, 2009. The increase in our selling expenses was primarily attributable to increased commissions due to a different mix of products sold and an increase in sales through agents.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 increased by 32.1% to $2 million  from $1.5 million for the nine months ended September 30, 2009. This increase is primarily attributable to an increase in professional services expenses.

Compensation from Israeli Government. In the second quarter of 2009, Export Erez and Mayotex received a total of $224,000 as compensation from the Israeli Government under the "Property tax and compensation payments for war damages" regulations, for the loss of employment days and potential revenues during the last two years due to the security and military situation in the area in which Export Erez and Mayotex are located. We recorded $4,000 of income due to exchange rate differences in the third quarter of 2009 with respect to the compensation received from the Israeli Government.

Financial (Expenses), Net. We had financial expenses, net of $161,000 for the nine months ended September 30, 2010 compared to financial expenses, net of $38,000 for the nine months ended September 30, 2009. Our financial expense  is primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $170,000  for the nine months ended September 30, 2010 compared to a loss of $98,000 for the nine months ended September 30, 2009.

Other Income, Net. We had other income, net for the nine months ended September 30, 2010 of $101,000 as compared to other income, net of $293,000 for the nine months ended September 30, 2009. Our other income in the nine months ended September 30, 2010 is mainly attributable to the revaluation of funds in respect of employee rights upon retirement of $20,000, an unrealized gain of $59,000 on tradable securities and a gain of $23,000 from the dissolution of  Dragonwear. Our other income in the nine months ended September 30, 2009 was mainly attributable to revaluation of funds in respect of employee rights upon retirement of $112,000 a gain derived from sales of tradable securities of $34,000 and an unrealized gain of $148,000 on tradable securities.

Income Tax Expense. Our income tax expense for the nine months ended September 30, 2010 was $5,000 compared to income tax expense of $341,000 for the nine months ended September 30, 2009. The decrease in income tax expense was mainly due to the decrease in our income before income taxes in the nine months ended September 30, 2010.

Net Income(Loss) . In the nine months ended September 30, 2010 our consolidated net loss was $402,081 compared to net income of  $1.1 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities and cash used for capital and financing expenditures.

In the last few years we have financed our operating needs and capital expenditures through cash flows from our operations, payments from the Israeli government relating to the evacuation by our Erez Export and Mayotex subsidiaries from their manufacturing facilities in the Erez Industrial Zone in the Gaza Strip and existing cash. We expect to continue to finance current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of equity and debt financings or from other sources. The current economic climate and the uncertainty in the global financial markets resulting from the disruption in credit markets may affect our ability to raise additional funds in the future, if required. There can be no assurance that such additional financing will be available to us, or if available, will be on terms favorable to our company.

  Most of our large contracts, which are Israeli Governmental contracts, are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have endeavored to balance our accounts payable and accounts receivable.

As of September 30, 2010, we had $3.1 million in cash and cash equivalents, $2.0 million in trading securities and working capital of $10.3 million as compared to $3.8 million in cash and cash equivalents, $2.3 million in trading securities and working capital of $10.2 million at December 31, 2009.

 We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Subsequent Event

On October 27, 2010, our subsidiary Mayotex Ltd., or Mayotex, entered into an agreement to purchase shares of Mayo-Ben Investments and Development Ltd., or Mayo-Ben. Pursuant to the agreement, Mayotex agreed to invest up to $1.5 million in Mayo-Ben, a real estate company holding industrial properties in Israel which are partially occupied by the Company's subsidiaries, in consideration for the purchase of approximately 20 per cent of the share capital of Mayo-Ben on a fully diluted basis. The subscription price is subject to adjustment based on an appraisal of the properties to be conducted by a major accounting firm in Israel.

Mayotex also agreed to lend Mayo-Ben $1 million, which funds will be utilized by Mayo-Ben to improve and renovate its industrial properties, subject to and upon the terms of the agreement. Within the framework of a recent amendment to the Evacuation Compensation Law, under which several of our subsidiaries received compensation for their forced evacuation from the Gaza Strip area, such subsidiaries are eligible to apply for additional compensation under such law, subject to certain requirements, including investment in the factories and properties to which they moved their activities and businesses, such as the properties held by Mayo-Ben. We expect that a portion of the grants, if any, to be received from the Israeli government within the above framework, will be used (subject to the amount granted), with the funds to be invested by Mayo-Ben, for renovations and improvements to the properties occupied by the Company’s subsidiaries and will entitle the Company’s subsidiaries to apply for additional grants and tax benefits.

The Company has agreed to forgive the loan in the event that Mayo-Ben invests at least $1 million in the renovation and improvement of the properties in accordance with a renovation plan agreed to by both parties and  to the complete satisfaction of the Company within a three (3) year period commencing on the first closing date of the transaction, of which at least $200,000 must be spent for such renovations prior to August 30, 2011.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30, 2010	September 30, 2009

Net cash provided by (used in) operating activities	$(761,329)	$ 1,587,773
Net cash provided by (used in) investing activities	(181,130)	2,042,210
Net cash used in financing activities	132,653	(1,695,666)
Net (decrease) increase in cash and cash equivalents	(682,373)	2,155,409
Cash and cash equivalents at beginning of period	3,783,631	1,719,921
Cash and cash equivalents at end of period	$3,101,258	$3,875,330

Operating activities. Net cash used in operating activities was $761,000 for the nine months ended September 30, 2010 as compared to $1.6 million provided by operating activities in the nine months ended September 30, 2009. This was primarily due to our net loss of $402,000, an increase in accounts receivable of $913,000, a decrease in other current liabilities of $261,000, an increase in other current assets of $273,000, a decrease in related parties accounts of 425,000  and a  increase in inventories of $190,000, offset by an increase in accounts payable of $937,000 and a decrease in trading securities of $419,000. The $1.6 million provided by operating activities in the 2009 period was primarily provided from net income of $1.1 million, a decrease in accounts receivable of $429,000, a decrease in inventories of $505,000 and a decrease in trading securities of $276,000, offset by a decrease in accounts payable of $228,000 and a decrease in other current liabilities of $690,000.

Investing activities.  Net cash used in investing activities was $181,000 for the nine months ended September 30, 2010 as compared to $2.0 million provided by investing activities in the nine months ended September 30, 2009. During the nine months ended September 30, 2010, $174,000 was used to purchase fixed assets and $14,000 was used for the purchase of a business. During the nine months ended September 30, 2009, $3.0 million  was provided from the redemption of bank deposits, $52,000 was provided from the sale of fixed assets, $91,000 was used to purchase fixed assets and $919,000 was used for the purchase of a business.

    Financing activities.  Net cash provided  in financing activities was $133,000 for the nine months ended September 30, 2010 as compared to $1.7 million  used in financing activities for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we incurred additional short-term debt of $233,000 and  long-term debt of $125,000, which was offset by the repayment of  $225,000 of long-term debt. During the nine months ended September 30, 2009, we incurred additional short-term debt of $231,000, repaid $264,000 of long-term debt and paid $1.2 million to related parties for the purchase of their minority interest in Achidatex and 1,050,000 of our Company’s shares held by them..

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

     In the year ended December 31, 2009, the inflation rate in Israel was 3.91% and the NIS appreciated in relation to the U.S. dollar at a rate of 0.71%, from NIS 3.802 per $1 on December 31, 2008 to NIS 3.775 per $1 on December 31, 2009. In the nine months ended September 30, 2010, inflation in Israel was 1.9% while the NIS appreciated in relation to the U.S. dollar at a rate of 2.9%. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

 We did not enter into any foreign exchange contracts or hedging transactions in the nine months ended September 30, 2010.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2010.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years
Long-term debt obligations	$466,748	$232,620	$224,745	$9,383	$ --
Estimated interest payments on long-term debt obligations ……...	29,478	18,913	10,401	164	--
Operating lease obligations	646,986	486,164	160,822	-	--
Total	$1,143,212	$737,697	$395,968	$9,547	$ --

Critical Accounting Policies

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these policies in the nine months ended September 30, 2010.

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

Foreign Exchange Risk

Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the decrease in the value of the U.S. dollar against these currencies has resulted in increased expenses for our company. In 2007, 2008 and 2009, the U.S dollar depreciated against the NIS by approximately 9%, 1% and 1%, respectively. In the first nine months of 2010, the U.S dollar depreciated by approximately 2.9% in relation to the NIS.

Changes in Market Risk

The ongoing global recession, driven initially by the crisis in global credit and financial markets, has severely diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current constriction of credit in financial markets may continue to lead governments and businesses to postpone spending.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. . The company has hired the services of an external controller for the purposes of assisting the Company with preparation of the financial reports.

PART II - OTHER INFORMATION:

Item 1.Legal Proceedings

On February 11, 2009, a lawsuit was filed in the Jerusalem District Court (the "Court") against the Company's subsidiaries, Export Erez USA Inc. and, Achidatex, and the then chief executive officer of Achidatex, Mr. Avraham Hatzor. Export Erez was subsequently added as a defendant in the action. The suit alleges that Achidatex materially breached its agreement with the plaintiff, dated February 22, 2000, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.77 million). The Company’s subsidiaries filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex.

The petition to consolidate the counter claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Achidatex also filed a petition to strike the claim against Mr. Hatzor and Export Erez USA Inc. based on the assertion that there is no contractual or any other kind of privity between the plaintiff and Mr. Hatzor and Export Erez USA Inc. and, therefore, no cause of action against them exists. This petition is pending. The Company intends to vigorously defend against the lawsuit. Due to the preliminary stage of the lawsuit, management and its legal advisors cannot currently assess the outcome or possible adverse effect of the lawsuit  on the Company’s financial position or results of operations.
On 12 July 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court (the "Labor Court") against the Company, its subsidiaries Mayotex and Export Erez (the "Group") and against an officer of the Group, by a former employee. The plaintiff alleges that the Group breached her employment agreement and violated certain Israeli labor related legislation, by not paying her severance payment, payment in lieu of vacation, recuperation payments, contribution to Study Fund, due to her claiming to being subject to sexual harassment and consequently violation of certain applicable Israeli legislation, not making the payments due to the employee during the prior notice period and compensation for overtime. The amount claimed under the above claim is NIS 1,472,035 ($379,880). The Company believes that the amounts sought are exaggerated and that the exposure, if any,  to the lawsuit, is not material to the business of the Company. The Company intends to vigorously defend its position. The Labor Court has imposed a gag order on the parties to the lawsuit.

Item 1A.	Risk Factors

There have been no material changes to our “Risk Factors” set forth in our Annual Report on Form 10-K  for the year ended December 31, 2009.

Item 6.Exhibits

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
Dated: November 15, 2010	/s/Uri Nissani
Uri Nissani
Chief Executive Officer and President