Form 10-K
period 2010-12-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2011-04-14
CIK 1069563

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number:  0-30105

DEFENSE INDUSTRIES INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	84-1421483 (I.R.S. Employer Identification No.)
12 Hamefalsim Street, Petach Tikva Israel (Address of principal executive offices)	49514 (Zip Code)

Registrant’s telephone number (011) 972-3-7168383

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class Common Stock, par value $0.0001 per share	Name of each exchange on which registered OTC Bulletin Board

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

Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the most recently completed second fiscal quarter: $1,041,689.64.

The number of the registrant’s common shares (par value $0.0001 per share) outstanding as of April 11, 2011 was 28,150,535 shares.

INTRODUCTION

Defense Industries International, Inc. is a manufacturer and global provider of personal military and civilian protective equipment and supplies. Our products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world. Our main products include body armor, bulletproof and stab-resistant clothing, combat vests, bomb disposal suits, battle pouch and combat harness units, flak jackets, ballistic helmets, dust protectors, padded coats, sleeping bags, weapon straps and belts, dry storage systems, liquid logistics products, ceramic and ultra high molecular weight materials (polyethylene plates which are used to manufacture personal military and civilian protective equipment), liquid logistic products (flexible water tanks in various sizes), ballistic wall coverings, tents, vehicle covers, VIP car armoring and lightweight vehicle armor kit production.

Our shares are traded on the Over the Counter Bulletin Board, or OTC Bulletin Board, under the symbol "DFNS.OB". As used in this annual report, the terms "we," "us" and "our" mean Defense Industries International, Inc. and its subsidiaries, unless otherwise indicated.

We use Achidatex, Export Erez, Isorad and Argo as trade names. All other trade names and trademarks appearing in this annual report are owned by their respective holders.

Our consolidated financial statements appearing in this annual report are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. All references in this annual report to "dollars" or "$" are to U.S. dollars and all references in this annual report to "NIS" are to New Israeli Shekels.

 Statements made in this annual report concerning the contents of any contract, agreement or other document are summaries of such contracts, agreements or documents and are not complete descriptions of all of their terms. If we filed any of these documents as an exhibit to this annual report or to any previous filing with the Securities and Exchange Commission, or SEC, you may read the document itself for a complete recitation of its terms.

Defense Industries International, Inc.
FORM 10-K

iv

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Organization

We are a holding company whose wholly owned subsidiaries include Export Erez USA, Inc., Rizzo Inc. (doing business as Owen Mills Company), or Owen Mills, Export Erez Ltd., or Export Erez, Mayotex Ltd., or Mayotex, Mayosar Technologies Ltd., or Mayosar, and Achidatex Nazareth Elite (1977) Ltd., or Achidatex. In addition, we hold 82% of the issued and outstanding share capital of Isorad IR Optics Ltd., or Isorad IR, and 20% of the issued and outstanding share capital of Mayo-Ben Investments and Development Ltd., or Mayo-Ben.We sometimes use the term Group to describe the operations of all of our subsidiaries as a group.

Export Erez is principally engaged in the design, production and marketing of personal military and civilian protective equipment and supplies such as body armor, bomb disposal suits, bulletproof vests, and associated heavy fabric products, such as battle pouches and combat harness units, tents and other camping equipment.

Achidatex is a leading manufacturer of ballistic shields, ultra high molecular weight materials, or UHMW materials, (which are used to manufacture personal military and civilian protective equipment), liquid logistic products (flexible water tanks in various sizes), combat flak jackets, tents and other personal military and civilian protective equipment and supplies. Achidatex also specializes in manufacturing long term storage systems for tanks, armored personnel carriers and other military vehicles, and for equipment that requires battlefield readiness and quick deployment, such as collapsible liquid storage tanks, mobile silos for storage of grains, liners for tank shipping systems, custom-made covers for artillery, vehicles, communication equipment, tarpaulins, various technical products and special-purpose defense items.

Mayotex is engaged in VIP car armoring and lightweight vehicle armor kit production.

In March 2011, Mayotex entered into an agreement to acquire all of the outstanding share capital of Philcar Ltd., an Israeli company operating in the field of equipping and armoring, lightweight and medium-weight vehicles. In December 2010,  Mayotex acquired the business and intellectual property rights of Vacutec Industries Ltd., a manufacturer of fiberglass products for the automobile industry. We entered into these agreements in order to strengthen and broaden the scope of services and products offered by Mayotex. The closing of the agreement to acquire Philcar Ltd. is pending certain third parties consents to be obtained by Philcar and Philcar's parent company.

In December 2008, Mayotex entered into an investment agreement, or the Sarino Agreement, with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd., together Sarino, to form an entity which will cooperate in the manufacture of optical grade germanium crystals and the sale of lenses to be used in optical and infra-red night vision products utilizing the germanium crystals. Pursuant to the Sarino Agreement, Mayotex and Sarino incorporated Mayosar Technologies Ltd., or Mayosar, in which Mayotex held 50.1% of the outstanding shares and Sarino held the remaining 49.9% of the outstanding shares.

        After a period of uncertainty, in December 2010 Sarino and Mayotex entered into a settlement agreement according to which Mayotex was registered as the holder of 100% of the issued and outstanding share capital of Mayosar and Mayosar in turn transferred its ownership interest in its then wholly owned subsidiary, Isorad IR Optics Ltd., or Optics, to Mayotex and Sarino

Pursuant to the above settlement agreement, Mayotex became the direct holder of 82% of the issued and outstanding share capital of Optics, a manufacturer of optical grade germanium crystals and lenses used in optical and infra-red night vision products utilizing the germanium crystals. For further details please see below under Item 7.

On October 27, 2010, our Mayotex subsidiary entered into an agreement to acquire a 20% stake in Mayo-Ben, a real estate company holding industrial properties in Israel which are occupied by our subsidiaries.

Owen Mills specializes in military and industrial sewing of marine and ballistic fabric products. Owen Mills manufactures in the U.S. many products similar to the products we manufacture in Israel.

In the fourth quarter of 2010, we began to implement a restructuring of our organizational structure aimed at improving the synergy within the Group by having each company within the Group specialize in a certain aspect of the Group's products and markets. As a part of this restructuring process, the Group leased two additional facilities in Sderot, Israel, a region which is defined by the Israeli Government as a 'national preference' and entitles a business that operates there to certain preferences in governmental tenders, in order to increase its manufacturing capacity. In addition, the Group acquired equipment and other fixed assets for these facilities. We estimate that this restructuring will be completed by the end of the second quarter of 2011. We intend to file petitions with the Israeli Investment Centre to obtain grants to finance some of the investments to be made within the framework of the restructuring process.

Strategy

We believe that current international tensions, the continuing war on terrorism and military conflicts are all likely to result in additional interest in our products and that the demand for our products will continue to grow. We expect to address this growth by offering a comprehensive array of high quality branded security products that meet our customers' increasingly complex requirements. We also intend to enhance our position in the industry through additional strategic acquisitions that will broaden our portfolio of products.

The following elements define our growth strategy:

•
Pursue strategic acquisitions. During 2010 we entered into an agreement to acquire the business of Vacutec Industries Ltd. and in March 2011 we entered into an agreement to acquire Philcar Ltd., both of which businesses complement our car armoring activities.  We intend to continue to selectively pursue strategic acquisitions that complement our product offerings, provide access to new geographic markets, and provide additional distribution channels and new customer relationships.

•
Pursue new strategic opportunities. We believe that the market for dry storage systems and solutions is a potential growth market for us and we are currently investing in the resources that will allow us to capitalize on opportunities in this market. We expanded our production capabilities in the U.S., where we leased larger premises and constructed a new production line, which is now fully operational.

•
Expand Distribution Networks and Product Offerings. We expect to continue to strengthen our distribution network by expanding our range of branded law enforcement equipment through the acquisition of and by investing in the development of new and enhanced products which complement our existing offerings. We believe that a broader product line will strengthen our relationships with distributors and enhance our brand appeal with military, law enforcement and other end users.

Products

We target our product at three principal markets (both international and local): the military and defense market, the civilian market and the industrial/agricultural market.

Our military products include body armor, bulletproof and stab-resistant clothing, combat vests, bomb disposal suits, battle pouch and combat harness units, flak jackets, ballistic helmets, dust protectors, padded coats, sleeping bags, weapon straps and belts, dry storage systems, liquid logistics products, ceramic and UHMW materials (which are used to manufacture personal military and civilian protective equipment), ballistic wall coverings, tents, and vehicle covers. Products currently under development include sophisticated stab-resistant solutions, lighter polyethylene ballistic plates and new lightweight vehicle armor kits.

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

Our industrial/agricultural market products include special industrial fabrics and cloth tapes as well as flexible enclosures for temporary storage of agricultural products.

The following table details our current product line and target markets:

Product description	Target markets	Geographical market
Dust protectors and various covers	Military	International
Padded coats	Military, civilian	International
Protective vests and flak jackets	Military, civilian	International
Cooling jackets	Military	International
Overalls	Military	International
Vests	Military, civilian	International
Sleeping bags	Military, civilian	International
Carriers for grenade launchers	Military	International
Bags and totes	Military	International
Tents	Military, civilian	International
Camp beds	Military, civilian	International
Collapsible storage containers	Military, civilian	International
Evacuation stretchers	Military, civilian	International
Personal belts and weapon straps	Military	International
Woven fabrics: canvas, corduroy, nylon and aramid	Military, civilian, industrial	International
Ballistic wall coverings	Military, civilian, industrial	International
Ballistic plates and panels	Military, civilian	International
Car armor	Civilian	International
Lightweight vehicle armor kits	Military, civilian	International
Range of woven tapes	Military, civilian, industrial	International
Horseback riding accessories	Civilian	International
Long-term storage systems	Military, industrial/agricultural	International
Regular/digital colored printed truck coverings	Civilian	International
Ballistic aramid fabric	Military, civilian	International

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

Production

We develop, manufacture and assemble our own products in Israel and the United States. Our production facilities in Israel are located in Sderot, Nazareth, Ashkelon and the Alon Tavor Industrial Zone near Afula (which is currently being transferred to a new facility in Sderot). Our production facility in the United States is located in Van Nuys, California. We believe that we distinguish ourselves from most of our competition by our ability to manufacture the various components of our products and by the fact that we generally do not rely on other manufacturers. Our production process begins with the manufacture of fabrics and other basic components of our products and ends with quality control inspections of completed goods and products.

Our production facilities provide us with the capability to independently weave, cut, sew, glue, weld and assemble products and integrate systems. If workloads require, we use the services of sub-contractors, mainly for obtaining raw materials, sewing metal work, cloth coating work, dyeing and finishing, and digital printing.

In connection with our production activities, we have established five principal departments: research and development, technical design, mechanics processing, product assembly and quality control.

Transportation and Distribution

Our manufacturing plants are located in Israel and in the State of California. Israel’s marine transportation routes are well-developed and, accordingly, we have no logistical difficulty in distributing our products and in most cases our products reach their destination within two to three weeks, depending on the arrangements with the customer. Products for export are shipped mainly as Free on Board (F.O.B.) shipping point, as per the Incoterm standard. Consignments are sent by sea or air, depending on the nature of the order and the urgency of supply. To date, our U.S. facility only serves our U.S. based customers and we have had no difficulties in distributing our products within the US.

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

Barriers to entry for new companies entering the body armor industry are low, consequently creating fierce competition. We believe that establishing a good reputation significantly enhances the competitive position of the industry’s long-standing manufacturers. However, name and product reputation takes many years to develop. In the U.S. civilian market, (law enforcement, border patrol forces, prison forces and special forces) our products are less known than that of our competitors. We intend to expand our U.S. presence and to achieve greater market penetration.

We believe that our proprietary products such as dry storage systems, ballistic wall coverings and liquid logistic products encounter significantly less competition than the traditional body armor product line.

A rising demand for armoring large vehicles and boats has increased the demand for large lightweight armor plates. Those lightweight plates are molded under extreme high pressure. With our unique 5,000 metric ton press, we have the ability to mold the large size plates. We encounter less competition with respect to large size plates than with our standard sized molded armor plates product line.

In the civilian market, we are aware of approximately twenty major companies manufacturing similar products worldwide. A number of major manufacturers with greater resources than ours compete in the same market. In 2010, we continued to increase our marketing efforts through distributors who concentrate on the civilian market.

Our major competitor in sales to the Israeli Ministry of Defense is Rabintex, a larger, more established Israeli corporation. We also face competition from other Israeli companies and from a number of importers. Internationally, our competitors in the defense market include companies such as Point Blank, Safari Land of Ontario, California, BAE Systems Mobility & Protection Systems and A.B.A. in the United States, L.B.A. in England, Indigo in Spain, Sistema Compositi in Italy, Hellenic Arms Industries in Greece and Barman in Sweden. We believe that each of these competitors offers a more limited product line than we do.

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

As a result of the continuing unrest in Iraq, and in other geographical regions there has been a worldwide increase in demand since 2005 for the raw materials used in our products. Suppliers have increased their production and the market shortages that existed in recent years no longer exist. We anticipate that this trend will continue in 2011.

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

Below are some of the steps we take in penetrating new markets with our next generation of products:

•	Locate domestic entities to market our products;

•
Actively participate in tenders and bids for contracts in military, police and civilian markets worldwide.  We are currently negotiating for contract bids with the governments and governmental agencies in Sweden, Turkey, Mexico, Brazil, Uruguay, Chile, Trinidad, Guatemala, India, Peru, Brazil, Nigeria, Zambia, Uganda, France, Germany and the U.S.;

•	Advertise in professional publications;

•	Appear in international databases, such as Kompass, various “yellow page” directories and other directories; and

•	Distribute brochures describing procedures and product offerings.

Our local marketing staff is divided into two groups. One group specializes in locating and submitting government bids and the other specializes in marketing to the civilian sector. Separate offices in Sderot and Nazareth Elite handle the local civilian market. Each of these offices deals with a different geographical region and a different line of products.

Our export marketing is handled by a free-lance marketing consultant and a group of in-house employees. Although our marketing consultant works almost exclusively for us, we do not have a formal written relationship with him. This marketing team carries out market surveys and searches for new markets for our products, as well as for new engagements with the international business community. The consultant is paid a fixed monthly fee and commissions that are determined in advance according to the scope and nature of the transaction.

Customers

We have a worldwide customer base, including in the U.S., Israel, the Mediterranean, Europe, South America, Africa and Asia. In 2010 and 2009, we sold approximately 46.6% and 38.8%, respectively, of our products to our international customers with the balance sold in Israel. The primary end users of our products can be divided into three main groups: (i) military defense and security forces, (ii) civilian defense customers and (iii) civilian customers.

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

Local Military Market. In 2010, sales to the Israeli Ministry of Defense decreased to $4,801,560 from $7,121,326 in 2009, accounting for 29% and 43.2% of our sales, respectively.

As of March 19, 2011, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $1 million, including orders of approximately $0.4 million that we received subsequent to December 31, 2010.

Export Military Market. Our customers in this market are military and law enforcement organizations, mostly in South America, North America and Europe. Their budgets fluctuate, and as a result we cannot identify definite trends in these markets. In 2010 and in 2009, we had sales of $3,516,609 and $1,946,546 in South America, sales of $10,645 and $258,047 in North America, sales of $634,589 and $1,203,367 in Europe and Asia, and $1,808,361 and $1,848,346 in Africa, respectively.

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

The following table presents details of our export military sales during the two years ended December 31, 2010:

	Year Ended December 31,
	2010	2009

Sales to South America	$3,516,609	$1,946,546
Sales to North America	10,645	258,047
Sales to Europe and Asia	634,589	1,203,367
Sales to Africa	1,808,361	1,848,346
Total Export Military Sales	$5,970,204	$5,256,306

Local Civilian Market. Our product range offered to the civilian market is diversified. In 2010, our local civilian market business increased compared to 2009.

Backlog

We had approximately $4.3 million of unfilled customer orders at December 31, 2010, as compared to approximately $5.3 million of unfilled customer orders at December 31, 2009. Of our $4.3 million of unfilled customer orders at December 31, 2010, approximately $0.1 million was attributable to orders from military customers in South America, approximately $0.3 million was attributable to orders from military customers in Europe and Asia, approximately $1.9 million was attributable to orders from military customers in Africa, approximately $0.6 million was attributable to the local civilian market and approximately $1.4 million was attributable to the Israeli Ministry of Defense.

Regulation

The U.S. National Institute of Justice, or NIJ, established standards for “Ballistic Resistance of Personal Body Armor” that are accepted worldwide. The NIJ issues performance standards that clearly specify a minimum performance level for each attribute that is critical for the equipment’s intended use. This coveted compliance standard has gained global acceptance as a benchmark for evaluation of the effectiveness of a given body armor model. The NIJ body armor-testing program relies on voluntary participation by manufacturers. However, many police departments require that armor be tested and found to be in compliance with NIJ standards before they purchase the armor. Our ballistic material combinations have been tested by NIJ certified ballistic laboratories and were found to comply with NIJ Standard 0101.04 and NIJ 2005 Interim Requirements Bullet-Resistant Body Armor and are being tested to be certified as complying with Standard NIJ 0101.06. As a result, our ballistic combinations have been approved to carry NIJ labels.

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

In the years ended December 31, 2010 and 2009, we spent approximately $44,924 and $19,302, respectively, on research and development, which expenses were expensed. While, we have not as yet finalized our research and development budget for 2011, we expect that our R&D expenses will increase during 2011.

Environmental Laws

We are unaware of any environmental laws that are applicable to us that will require us to spend any material amounts to achieve compliance.

Employees

As of December 31, 2010, we had 201 full-time employees, of whom 155 are in Israel and 46 are in the United States. We believe our relationship with our employees is good.  Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppages.

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

                The manufacture and sale of certain of our products may be the subject of product liability claims arising from the design, manufacture or use of such goods. If we are found to be liable in such claims, we may be required to pay substantial damages and our insurance costs may increase significantly as a result. Also, a significant or extended lawsuit, such as a class action, could also divert significant amounts of management’s time and attention. Our insurance coverage may not be sufficient to cover the payment of any potential claim. In addition, this or any other insurance coverage may not be available or, if available, we may not be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to obtain product liability coverage would prohibit us from bidding for orders from certain governmental customers since, at present, many bids from governmental entities require such coverage, and any such inability would have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

We are subject to extensive regulation by governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on our operations. Furthermore, we have material contracts with governmental entities and are subject to rules, regulations and approvals applicable to government contractors. For the years ended December 31, 2010 and 2009, the Israeli Ministry of Defense accounted for $4,801,560 and $7,121,326 of our sales, respectively. We are also subject to routine audits to assure our compliance with these requirements. In addition, a number of our employees are required to obtain specified levels of security classification. Our business may suffer if we or our employees are unable to obtain the security classifications that are needed to perform services contracted for the Israeli Ministry of Defense, one of our major customers. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a government contractor of certain governments.

Reduction in military budgets worldwide may cause a reduction in our revenues, which would adversely affect our business, operating results and financial condition.

A significant portion of our revenues is derived from the sale of products to military markets. These revenues, on a consolidated basis, totaled $11,114,557 or 67%, of our revenues in the year ended December 31, 2010 and $12,724,098, or 77.1%, of our revenues in the year ended December 31, 2009. Our sales to the Israeli Ministry of Defense declined to $4,801,560 in the year ended December 31, 2010, compared to $7,121,326 in the year ended December 31, 2009. The military budgets of the State of Israel and other countries may be reduced in the future. Declines in government military budgets may result in reduced demand for our products, resulting in a reduction of our revenues and would adversely affect our business, results of operations and financial condition.

We have significant international operations and are therefore subject to additional financial and regulatory risks.

       While our principal executive offices are located in Israel, 47% of our sales in the year ended December 31, 2010, and 38.8% of our sales in the year ended December 31, 2009, were generated from exports. We are seeking to increase the level of our international business activity. Our overseas operations are subject to various risks, including; foreign import controls (which may be arbitrarily imposed and enforced and which could preclude sales to certain customers).

One component of our strategy is to expand our operations into selected international markets. Military procurement, for example, has traditionally been international in scope. Countries in which we actively market include U.S., Sweden, Chile, Mexico, Guatemala, India, Peru, Brazil, Nigeria, Trinidad, Zambia, Uganda, France and Germany. However, we may be unable to execute our business model in these markets or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market.

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

       We may operate in areas where local government policies regarding foreign entities and the local tax and legal regimes are often uncertain, poorly administered and in a state of flux. We cannot be certain that we are in compliance with, or will be protected by, all relevant local laws at any given point in time. A subsequent determination that we failed to comply with relevant local laws and taxation regimes could have a material adverse effect on our business, financial condition and results of operations.  One or more of these factors could adversely affect our future international operations and, consequently, could have a material adverse effect on our business, financial condition and results of operation.

We depend on sales to key customers and the loss of one or more of our key customers would result in a loss of a significant amount of our revenues.

A significant portion of our revenues is derived from a small number of customers. The Israeli Ministry of Defense accounted for 29% of our revenues in the year ended December 31, 2010. In the fiscal year ended December 31, 2009, the Israeli Ministry of Defense accounted for 43.2% of our revenues. We anticipate that a significant portion of our future revenues will continue to be derived from sales to a small number of customers. If our principal customers do not continue to purchase products from us at current levels or if such customers are not retained and we are not able to derive sufficient revenues from sales to new customers to compensate for their loss, our revenues would be reduced and adversely affect our business, financial condition and results of operations.

Our business may be negatively affected by the current economic climate.

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

The raw materials that we use in manufacturing ballistic resistant garments, armor plates and car armoring include: Kevlar ® fiber produced by Dupont Ltd., Twaron® fiber produced by Twaron Teijn Ltd., Dyneema UD®  fabric produced by DSM Ltd. and Spectra UDC® fabric and Gold Flex ® fabric produced by Honeywell and Ultra High Molecular Weight polyprene materials produced by Honeywell and DSM Ltd. We purchase these materials directly from DSM and Honeywell or in the form of woven cloth from independent weaving companies. In the event DuPont or Twaron Teijn ceases to produce or sell Kevlar® or Twaron® to us for any reason, we would utilize the other ballistic resistant materials as a substitute. However, none of them is expected to become a complete substitute for Kevlar® or Twaron® in the near future. If our supply of any of these materials were materially reduced or cut off, or if there were a material increase in the prices of these materials, our manufacturing operations could be adversely affected and our costs increased, and our business, financial condition and results of operations would be materially adversely affected.

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

We have in the past and may in the future experience deficiencies, including material weaknesses, in our internal control over financial reporting. Our business and our share price may be adversely affected if we do not remediate these material weaknesses or if we have other weaknesses in our internal controls.

With respect to our financial statements for years ended December 31, 2010 and 2007, and the first three quarterly periods in the year ended December 31, 2008, we identified control deficiencies, including several material weaknesses, in our internal control over financial reporting.  The material weaknesses related to our year end financial statement closing process resulting from insufficient knowledge of our financial staff regarding U.S. GAAP. We have taken steps to remediate our material weaknesses as follows:

●
we have recruited a new chief financial officer and continue to recruit and hire additional accounting staff with technical expertise to ensure the proper application of accounting principles generally accepted in the United States;

●
we are implementing revised policies and procedures and enhancing our review of complex transactions to ensure consistent application of U.S. GAAP and enhanced internal control over financial reporting; and

●
we are increasing the level of preparation and review of our financial statements, and in connection therewith, we are implementing additional control procedures as part of our quarter and year-end close processes as well as adding resources in connection with our review of key financial estimates.

Our business and our share price may be adversely affected if we do not remediate these material weaknesses or if we have other weaknesses in our internal controls.

We may fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, which could have an adverse effect on our financial results and the market price of our ordinary shares.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires us to provide management’s annual review and evaluation of our internal control over financial reporting in connection with the filing of our Annual Report on Form 10-K for each fiscal year.  The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules.  During the course of its testing, our management may identify material weaknesses or significant deficiencies, which may not be remedied prior to the deadline imposed by the Sarbanes-Oxley Act.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.  Failure to maintain effective internal controls over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our ordinary shares.

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

We do not intend to pay dividends for the foreseeable future

       We have not declared or distributed dividends in the past and do not currently have a dividend distribution policy. The declaration of dividends is subject to the discretion of our Board of Directors and applicable law and will depend on various factors, including our operating results, financial condition, current and anticipated cash needs, contractual restrictions and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your common stock

Risks Relating to Our Location in Israel

Political, economic and military instability in Israel may disrupt our operations and negatively affect our business condition, harm our results of operations and adversely affect our share price.

Our subsidiaries Export Erez, Achidatex, Mayotex, Mayosar and Optics are incorporated and based in, and currently derive substantially most of their revenues from markets within the State of Israel. We also maintain our executive offices in Israel. As a result, political, economic and security conditions in Israel directly influence us. Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel's international trade and lead to economic downturn. This, in turn, could have a material adverse effect on our operations and business.

Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts.  A state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel.  Major hostilities between Israel and its neighbors may hinder Israel’s international trade and lead to economic downturn.  This, in turn, could have a material adverse effect on our operations and business.  There has been an increase in unrest and terrorist activity in Israel, which began in September 2000 and which continued with varying levels of severity.  In recent years, there has been an escalation in violence among Israel, Hamas, Hezbollah, the Palestinian Authority and other groups.  Recently, countries in the region have experienced political instability, the effects of which are currently difficult to assess.  Ongoing or future violence between Israel and the Palestinians as well as tension between Israel and neighboring Syria, the Islamic Republic of Iran and Lebanon or political instability in the region may have a material adverse effect on our business, financial conditions and results of operations.

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

Our executive offices are located at 12 Hamefalsim Street, Petach Tikva, Israel. Our manufacturing, production and distribution facilities are located at several locations in Israel and the United States. We lease premises at such locations under non-cancelable operating leases with expiration dates through December 2015. Three of the operating leases are with affiliated parties. The locations are:

The production activities of Achidatex and Export Erez are located in a 6,000 square meter building in the Nazareth Industrial Area, owned by an Israeli company in which Mayo-Ben has a 57.5% interest. The annual rental expense for this facility was $289,308 in 2010.  The lease will expire in December 31, 2012; however, under the investment agreement entered into between the Mayotex and Mayo-Ben, Mayo-Ben undertook to extend the lease  for a period of 36 months on the same terms and conditions as the current lease and provided Achidatex and Export Erez with two (2) months of free rent in 2011.

Achidatex sub-leases 678 square meters of industrial space in the Nazareth Industrial Area, which is used for its dyeing activities.  The annual rental expense for this facility was $57,862 in 2010.

Export Erez leases approximately 300 square meters of office space for our headquarter offices in Petach-Tikva at an annual rental expense of $32,148 in 2010. The lease will expire on April 30, 2012.

Mayotex leases 1,000 square meters of industrial space and additional 1,280 square meters of outdoor space in the Industrial Area of Ashkelon from Mayo-Ben for its car armor installations. Pursuant to the investment agreement between Mayotex and Mayo-Ben, Mayotex entered into a new lease agreement for this property under which the parties agreed to a retroactive reduction in rent to $57,059 in 2010 instead of $67,506. In addition, under the new lease agreement, the term of the lease was extended until December 2015. Under the new lease agreement, Mayotex will pay annual rental fees of $56,255 for the first 2.5 years under the agreement, and annual rental fees of $64,291 for the remaining 2.5 years under the agreement.

Export Erez leases approximately 1,219 square meters of space in the Industrial Area of Sderot, primarily for its cut and sew operations. The annual rental expense for this space was $72,582 in 2010. In December 2010, Export Erez entered into a new lease agreement for these premises under which the: (i) lease period was extended until December 2015; (ii) annual rental fees were reduced to $58,778 for the first 2.5 years (instead of $82,289 as provided under the previous agreement); and (iii) annual rental fees of $66,615 for the remaining 2.5-year period will be $66,615.

Mayotex leases approximately 1,734 square meters of industrial space in the Alon Tavor Industrial Zone near Afula, Israel for its dry storage business. In 2010,Mayotex exercised its right of early termination effective June 30, 2011.

Owen Mills leased approximately 9,000 square feet of space in Van Nuys, California at an annual rental expense of $82,767 in 2010. In December 2010, Owen Mills entered into a new lease agreement for a period of five years for approximately 17,000 square feet of space in another facility in Van Nuys, California, at an annual rental expense of $156,000. The annual rental fee will increase by 3% on each anniversary of the agreement.

In January 2011, Export Erez entered into a lease agreement for 2,025 square meters of industrial space at the Industrial Area of Sderot to be used for our company's dry storage business which is being transferred from the  facility in Alon Tavor. The lease period is until February 28, 2014, with annual rental fees of $91,133 (with two (2) months of free rent in the first year). Export Erez has an option to renew the lease for an additional three year term at $94,936 per year.

In February 2011, Mayotex entered into a lease agreement in respect of 2,025 square meters of industrial space at the Industrial Area of Sderot for use by the car armoring business of Mayotex and the fiberglass business of Vacutec. Once the Philcar acquisition is completed, we intend to move its operation to this facility. The lease period is until April 30, 2014 with an option to renew for an additional period of two (2) years. Mayotex will pay annual rent of $84,623 during the lease period and annual rent of $88,572 during the option period.

We believe that our facilities are adequate for our purposes and that all of the above mentioned properties are adequately covered by insurance.

Item 3.	Legal Proceedings.

On February 11, 2009, a lawsuit was filed in the Jerusalem District Court, or the Court, against our subsidiary, Achidatex, its chief executive officer, Mr. Avraham Haztor, and our subsidiary Export Erez USA Inc. Export Erez was subsequently added as a defendant in the action. The suit alleges that Achidatex materially breached its February 22, 2000 agreement with the plaintiff, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals, worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.8 million). We filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex. The petition to consolidate the counter-claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Our subsidiaries filed a statement of defense and the proceedings are currently at the stage at which the parties have to submit affidavits containing evidence. We believe that the risk under the above lawsuit is not material to the business of our subsidiaries. We intend to vigorously defend our position against the lawsuit.

On July 12, 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court, or the Labor Court against our company, our subsidiaries, Mayotex and Export Erez, and against an officer of our company, by a former employee. The plaintiff alleges that we breached her employment agreement and violated certain Israeli labor related legislation by not paying her severance, payment in lieu of vacation, recuperation payments, contribution to a study fund, payments due during a prior notice period and compensation for unpaid overtime. She also claimed that she was the subject of sexual harassment and consequently we violated certain applicable Israeli legislation. The plaintiff is seeking damages of $414,775. Management believes that the amounts sought are exaggerated and that the exposure, if any, is not material to the business of the Group. We have filed statements of defense rejecting the former employee's claims and initiated a counter claim for $28,129 in respect of libel and slander. We intend to vigorously defend our position. The Labor Court has imposed a gag order on the parties to the lawsuit.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

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

	Price Range
Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$0.22	$0.12
Second Quarter	0.19	0.12
Third Quarter	0.16	0.10
Fourth Quarter	0.12	0.6

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$0.28	$0.15
Second Quarter	0.33	0.19
Third Quarter	0.28	0.19
Fourth Quarter	0.25	0.14

The closing price for our common stock on April  8, 2011, as reported on the OTCBB, was $0.085.

Holders of Record

OTC Transfer Agent, Inc., located at 231 E 2100 S, Salt Lake City, Utah is the registrar and transfer agent for our common stock.  As of April 11, 2011, there were 28,150,535 shares of our common stock outstanding and we had 29 shareholders of record.

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

                Exchange rate fluctuation. Exchange rate fluctuation affects our financial results in several ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S. dollar and the NIS. Accordingly, the devaluation of the U.S. dollar against the NIS is reflected as comprehensive income in our consolidated statements of operations.

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

In the year ended December 31, 2010, the U.S. dollar depreciated against the NIS by approximately 6% and our financial results were adversely affected. However, because exchange rates between the U.S. dollar and the NIS fluctuate continuously, exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

The Sarino Agreement

On December 17, 2008, our subsidiary, Mayotex Ltd., or Mayotex, entered into an agreement with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd., or Sarino, to form an entity which will cooperate in the manufacture of optical grade germanium crystals and sales of lenses to be used in optical and infra-red night vision products utilizing the germanium crystals, or the Sarino Agreement.

On December 21, 2008, Mayosar Ltd., or Mayosar, which was incorporated by Mayotex and Sarino, through its wholly owned subsidiary Optics entered into an agreement, or the Isorad Agreement, to purchase the Germanium Crystals Business of Isorad Ltd., an Israeli governmental company, or Isorad. The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of germanium crystals for lenses used in infra-red night vision system applications.

After a period of uncertainty, in August 2010, Mayosar, Optics and Isorad executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement under certain conditions.

Pursuant to the Isorad Agreement, Optics is to pay annual royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement, or the Effective Date, with a minimum of approximately $133,000 payable per year during the first 18 months, or until the date of completion of the transfer of the site of the Optics business from Isoard's premises, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the years following the initial 18 month period.

Isorad has the right to acquire 5% of the share capital of Optics on a fully diluted basis for their nominal value during the 24 month period beginning on the Effective Date. Such right was extended for an additional 12-month period until January 1, 2012.  If the Israeli Government does not approve the 5% purchase of the Optics shares by Isorad within the above period, the right to acquire the shares will expire and Isorad will be entitled to a payment of $75,000.

 Optics has the right during the four-year period following the Effective Date to redeem its commitment to pay royalties under the Isorad Agreement and to repurchase Isorad's shares (or Isoard's option above to acquire shares) in consideration of a fixed payment of $750,000, less all royalties and the above $75,000 payment (in the event Isorad waived its right to be issued Optics shares) paid to through that date.

Pursuant to the Sarino Agreement:

●	Mayotex will have operational control of Mayosar.

●
Mayotex paid Sarino Crystal Technologies Ltd. $1 million, or the Sarino Payment, out of which $300,000 is non-refundable to Mayotex and the remaining $700,000 will be earned by Sarino based on 10% of sales over $3 million and up to $10 million during the first 36 months of operations. Amounts not earned are to be refunded to Mayotex, including interest of Libor + 2% per year. The refundable consideration is secured by Sarino’s interest in Mayosar and personal guarantees provided by Sarino Crystal Technologies Ltd.'s controlling shareholders.

●
Mayotex agreed to provide Mayosar with a loan in the aggregate amount of $2 million under a timetable to be determined by Mayosar’s board of directors. Such loan will bear interest at the rate of Libor + 2%, and is payable from profits generated by Mayosar.

In December 2010 Sarino and Mayotex entered into an agreement, or the December Agreement within the framework thereof, the parties agreed to amend the terms and conditions of the Sarino Payment to provide for: (i) a loan term of 10 years, commencing as of December 19, 2010; (ii) interest at LIBOR plus 1% per year commencing as of December 19, 2010; and (iii) the grant to Sarino Crystal Technologies Ltd. of a put option under which it could repay the Sarino Payment by selling its stake in Optics to Mayotex. Based on a purchase price allocation analysis, we recorded the Sarino loan as a liability against the minority interest.

In the event of an allotment of shares representing 5% of Optics’ share capital to Isorad upon the exercise by Isorad of its option, Optics will issue additional shares of Optics to Mayotex on a pro rata basis, in order for Mayotex to retain a 82% interest in Optics’ share capital.

In March 2011, Mayotex entered into an agreement with Rabintex Industries Ltd., or Rabintex, to purchase Philcar Ltd., or Philcar, a company that specializes in equipping and protecting vehicles in accordance with the specified requests of its customers, for $214,304. Under the terms of the agreement, Mayotex may have to pay Rabintex additional compensation of up to $160,728, depending on the amount of orders that Philcar receives from certain customers during the six-month period following the closing of the transaction. The closing of the agreement is pending certain third parties consents to be obtained by Philcar and Rabintex.

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

Segments. During 2010 and 2009, we operated and managed two strategic business units: production for the civilian market and the military market. These operational segments are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. We do not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical. (See Note 15(A) to our financial statements for segment information).

Revenue Recognition. Revenues from sales of products are recognized under the completed contract method upon shipment to customers. We provide a warranty on goods ranging from three to four years on certain products. Our policy to consider the establishment of a reserve for warranty expenses, based upon our historical experience. We did not establish a reserve at December 31, 2010 and December 31, 2009. If we change any of our assumptions with regard to our recognition of revenues, or if there is a change with respect to warranties expenses our financial position and results of operations may change materially.

Impairment of Intangible Assets and Long-Lived Assets.  We periodically evaluate our intangible assets and long-lived assets (mainly property and equipment) for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, operational performance and prospects of our acquired businesses and investments. Our long-lived assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In measuring the recoverability of assets, we are required to make estimates and judgments in assessing our future cash flows which derive from the estimated useful life of our current primary assets, and compare that with the carrying amount of the assets. Additional significant estimates used by management in the methodologies used to assess the recoverability of our long-lived assets include estimates of future short-term and long-term growth rates, useful lives of assets, market acceptance of products and services, our success in winning bids and other judgmental assumptions, which are also affected by factors detailed in our risk factors section. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for our long-lived assets. Future events could cause us to conclude that impairment indicators exist and that additional intangible assets and long-lived assets associated with our acquired businesses and our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

The Company accounts for business combinations under ASC 805, "Business Combinations." ASC 805 requires recognition of assets acquired, liabilities assumed, and non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the fair value of acquired in-process research and development to be recorded as intangibles with indefinite lives, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. Any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. In addition, changes in valuation allowance related to acquired deferred tax assets and in acquired income tax position are to be recognized in earnings.

ASC 805 requires significant judgment by management in determining the valuation of the acquired assets and intangible assets. As of December 31, 2010, management had not completed its valuation of the Isorad assets.  The valuation of the acquired intangibles assets, including intellectual properties and technology, non compete agreement, customer relationships and trade name are provisional and may change upon completion of the Company’s final valuation. As required by ASC 805, significant changes from the provisional valuation may result in a retrospective adjustment in the amounts reported at December 31, 2010.

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

Disclosure of Certain Risks and Concentrations of Credit Risk.  At December 31, 2010 and 2009, we held cash and cash equivalents, in the aggregate amount of $3,502,461 and $3,783,631, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these items.

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

Trading Securities. We invest in mutual funds and common stock in Israel and in common stock in the United States. All trading securities as of December 31, 2010 and 2009 are carried at their fair market value based upon quoted market prices of those investments at year-end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income for the years ended December 31, 2010 and 2009.

Accounts Receivable. Accounts receivable consist primarily of receivables from customers and institutions. We record a provision for doubtful accounts, when appropriate, to allow for any amounts which may be unrecoverable based upon an analysis of our prior collection experience, customer creditworthiness and current economic trends.

Inventories. Inventories are stated at the lower of cost or market value. Inventories allowances are provided to cover risks arising from obsolete and slow-movies items, discontinued products and excess inventories according to revenue forecasts. As of December 31, 2010 and 2009, inventories allowances were $724,426 and $539,794, respectively.

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

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Net Revenues and Gross Profit Margin. Net revenues for the year ended December 31, 2010 increased to $16,585,163 from $16,503,104 in the year ended December 31, 2009, an increase of 0.5%. The increase is primarily attributable to an increase of approximately $0.7 million in our sales to the export military market segment, an increase of approximately $1.1 million in sales to the local civilian market segment and the appreciation of the U.S. dollar against the NIS, which was offset in part by a decrease of approximately $2.3 million in sales to the local military market segment. The decrease in sales to the local military market segment is attributable to a general decrease in orders from the Israeli Ministry of Defense.

The following tables set forth the breakdown of sales by segment and subsidiary for the years ended December 31, 2010 and December 31, 2009.

Sales by segment

	Year Ended December 31,
	2010	2009
Sales to the local civilian market	$3,716,420	$2,625,347
Sales to export civilian market	1,754,186	1,153,659
Sales to the local military market	5,144,353	7,467,792
Sales to export military market	5,970,204	5,256,306
Total	$16,585,163	$16,503,104

Sales by Subsidiaries

	Year Ended December 31,
	2010		2009
	Sales	% of Sales	Sales	% of Sales
Export Erez	$7,902,447	47.6%	$10,752,729	65.2%
Achidatex	6,938,937	41.8%	4,596,716	27.8%
Owen Mills	1,743,779	10.5%	1,153,659	7.0%
Total	$16,585,163	100%	$16,503,104	100%

Gross Profit. Gross profit for the year ended December 31, 2010 was $2,895,425 compared to $3,388,488 for the year ended December 31, 2009. This decrease in gross profit in 2010 is primarily attributable to higher overhead expenses, higher labor costs due to the appreciation of the NIS against the dollar and a large sale bearing a lower profit margin.

Our gross profit margin for the year ended December 31, 2010 was 17.5% compared to 20.5% for the year ended December 31, 2009. The decline is primarily attributable to higher overhead expenses, higher labor costs due to the appreciation of the NIS against the dollar, and a lower margin sale. Export Erez’s gross margin for the year ended December 31, 2010 was 14% compared to 13.6% for the year ended December 31, 2009, primarily due to a decrease in expenses. Achidatex’s gross margin for the year ended December 31, 2010 was 20% compared to 22.7% for the year ended December 31, 2009, primarily due to higher labor and rental charges. Owen Mills’ gross margin was 22.9% for the year ended December 31, 2010 compared to 15.3% for the year ended December 31, 2009, mainly due to an increase in revenues.

Selling Expenses. Selling expenses for the year ended December 31, 2010 increased by 28.1% to $1,211,801 from $945,968 for the year ended December 31, 2009. The increase in our selling expenses was attributable primarily to an increase in costs of export sales and commissions paid on export sales, as well as higher labor costs compared to 2009. Export Erez’s selling expenses for the year ended December 31, 2010 were $534,364 compared to $451,880 for the year ended December 31, 2009. Achidatex’s selling expenses for the year ended December 31, 2010 were $517,991 compared to $387,510 for the year ended December 31, 2009. Owen Mills selling expenses for the year ended December 31, 2010 were $158,090 compared to $105,442 for the year ended December 31, 2009. Defense Industries selling expenses for the year ended December 31, 2010 were $1,355 compared to $1,136 for the year ended December 31, 2009.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2010 increased by 60% to $3,044,026 from $1,902,410 for the year ended December 31, 2009, primarily due to an increase in consultant fees and labor costs.

Acquisition Related Costs. In order to complete the Isorad Agreement, we incurred $1,058,814 of expenses which were expensed in 2010.

Compensation for War Damages. Export Erez and Mayotex received $50,909 and $165,129, respectively, in compensation from the Israeli Government under the "Property tax and compensation payments for war damages" Regulations, for the loss of employment days and potential revenues during 2009 and 2008 due to the security and military situation in the area in which Export Erez and Mayotex were located. This $216,038 of compensation was recorded as a reduction to our operating expenses in 2009.

Financial Expenses. We had net financial expenses for the year ended December 31, 2010 of $ 398,565 as compared to net financial expenses of $73,212 for the year ended December 31, 2009. This is mainly due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in an expense of $363,875 for the year ended December 31, 2010 compared to income of $66,396 for the year ended December 31, 2009.

Other Income (Expense), Net. We had other income, net for the year ended December 31, 2010 of $138,707 as compared to other income, net of $304,002 for the year ended December 31, 2009. Our other income in 2010 is attributable primarily to  realized and unrealized gains on trading securities and gains due to changes in the fair market value of funds invested in respect of employees' rights upon retirement and a gain recognized upon the dissolution of our Dragonwear subsidiary.  Our other income in 2009 is attributable primarily to realized and unrealized gains on trading securities and gains due to changes in the fair market value of funds invested in respect of employee rights upon retirement.

Income Tax Expense. Our income tax expense for the year ended December 31, 2010 was $101,167 as compared to income tax expense of $464,672 for the year ended December 31, 2009. In 2010 and 2009, we did not record a tax benefit related to the loss incurred by our U.S. operations due to our deferred tax valuation allowance. In 2009, we recorded a deferred tax liability in respect of taxes on tax-exempt income derived from a Beneficiary Enterprise in Israel of $235,947. Export Erez’s income tax expense for the year ended December 31, 2010 was $117,638 compared to $274,801 for the year ended December 31, 2009.  Achidatex’s income tax expense for the year ended December 31, 2010 was $16,471 compared to $189,871 for the year ended December 31, 2009. Owen Mills did not have any income tax expense in 2010 or 2009.

Net Income (Loss). Our consolidated net loss for the year ended December 31, 2010 was $2,573,076 as compared to net income of $522,266 in the year ended December 31, 2009. Export Erez’s net loss for the year ended December 31, 2010 was $1,935,159 compared to net income of $255,061 for the year ended December 31, 2009. Achidatex’s net loss for the year ended December 31, 2010 was $438,927 compared to net income of $495,952 for the year ended December 31, 2009. Owen Mills’ net loss for the year ended December 31, 2010 was $116,936 compared to a net loss of $170,642 for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had $3,502,461 in cash and cash equivalents, $1,894,864 in trading securities and working capital of $7,299,260 as compared to $3,783,631 in cash and cash equivalents, $2,312,048 in trading securities and working capital of $10,150,359 at December 31, 2009.

On October 27, 2010, Mayotex entered into an agreement to invest up to $1.5 million in Mayo-Ben, a real estate company holding industrial properties in Israel which are occupied by our subsidiaries under lease agreements. In consideration of the investment, we acquired 20 per cent of the share capital of Mayo-Ben on a fully diluted basis. Mayo-Ben is controlled by the estate of Mr. Joseph Fostbinder, our former majority shareholder and chairman.  The subscription price is subject to adjustment based on an appraisal of Mayo-Ben’s fair value to be conducted by a major accounting firm in Israel.

Mayotex also agreed to lend Mayo-Ben $1 million to be utilized by Mayo-Ben to improve and renovate its industrial properties, subject to and upon the terms of the agreement. Within the framework of a recent amendment to the Disengagement Plan Law, 5765 – 2005, under which several of our subsidiaries received compensation for their forced evacuation from the Gaza Strip area, such subsidiaries are eligible to apply for additional compensation, subject to certain requirements, including investment in the factories and properties to which they moved their activities and businesses, such as the properties held by Mayo-Ben. We expect that a portion of the grants, if any, to be received from the Israeli government within the above framework, will be used for renovations and improvements to the properties occupied by our subsidiaries and will entitle our subsidiaries to apply for additional grants and tax benefits. On March 28, 2011, Mayotex and Mayo-Ben entered into an addendum to the agreement pursuant to which, in the event that the subscription price will be subject to adjustment, Mayotex may elect to provide a portion of the investment amount by means of a loan instead of a subscription for the shares of Mayo-Ben. Such loan would be provided on the same conditions as the renovation loan, provided, however, that: (i) the loan granted to Mayo-Ben pursuant to the addendum, will not be subject to repayment under the terms of the renovation loan; and (ii) will bear interest of LIBOR minus 0.5%. Under the terms of the addendum, Mayotex will be entitled, at its own cost and expense, to obtain a new appraisal report that may challenge the findings of the original appraisal report upon the expiration of the third anniversary of the addendum.

Mayotex has agreed to forgive repayment of the loan in the event that Mayo-Ben invests at least the amount of the loan in the renovation and improvement of the properties in accordance with a renovation plan agreed to by both parties and to the complete satisfaction of Mayotex within a three (3) year period commencing on the first closing date of the transaction, of which at least $200,000 must be spent for such renovations prior to August 30, 2011.

Pursuant to the draft of an appraisal report obtained by Mayotex to determine the fair company value of Mayo-Ben, the parties agreed that the fair company value of Mayo-Ben for the purpose of this agreement is $3,734,574 and Mayotex agreed to exercise its right under the addendum to convert a portion of the investment amount exceeding the fair value of 20% of the outstanding share capital of Mayo-Ben into a loan, resulting in a total investment in Mayo-Ben of $938,750 and loans of $1,620,052 (including accrued interest). Pursuant to the appraisal report, Mayo-Ben's fair company value includes approximately $676,000 attributable to the net cash flows derived by Mayo-Ben from two consulting agreements with Export Erez and Mayotex.

 Mayo-Ben requested that the appraiser re-consider certain information underlying the draft analysis, which may affect the company valuation of Mayo-Ben in the final appraisal report. Mayotex further agreed to extend the term during which Mayo-Ben is entitled to object to the appraisal report to twelve months. In anticipation of the final appraisal report, Mayo-Ben and Mayotex agreed that until a final determination is made, to apply a company valuation based on the company valuation determined in the draft report, but not to reduce such valuation by the above revenue component. In addition, Mayo-Ben and Mayotex agreed that the final purchase price allocation will be subject to the final purchase price allocation report.

Cash Flows	Year ended
	December 31, 2010	December 31, 2009

Net cash provided by operating activities	$530,990	$1,503,984
Net cash provided by (used in) investing activities	(1,375,051)	1,961,761
Net cash provided by (used in) financing activities	334,782	(1,557,843)
Net increase (decrease) in cash and cash equivalents	(281,170)	2,063,710
Cash and cash equivalents at beginning of year	3,783,631	1,719,921
Cash and cash equivalents at end of year	3,502,461	3,783,631

Operating activities.  Net cash provided by operating activities was $530,990 for the year ended December 31, 2010 as compared to $1,503,984 provided by operating activities in the year ended December 31, 2009. The decrease in cash provided by operating activities was primarily attributable to our net loss of $2,573,076, an increase in other current assets of $747,167, an increase in related party accounts of 312,766, and an increase in funds reserved in respect of employee rights upon retirement of $46,512, offset by a decrease in accounts receivable of $1,145,232, a decrease in trading securities of $503,715, a decrease in inventories of $460,849, an increase in other current liabilities of $369,770, and an increase in accounts payable of $185,514. In 2009, our cash flow from operating activities reflected net income of $522,266,a decrease in inventories of $1,251,844, a decrease in trading securities of $215,407, a decrease in trading securities of $215,407, an increase in liability for employee rights upon retirement of $80,300 and an increase in related parties accounts of  $76,230, offset by a decrease in other current liabilities of $822,100, a decrease in accounts payable of $305,859, an increase in funds reserved in respect of employee rights upon retirement of $124,242 and an increase in other current assets of $59,698.

Investing activities. Net cash used in investing activities was $1,375,051 for the year ended December 31, 2010 as compared to net cash provided by investing activities of $1,961,761 in the year ended December 31, 2009. During the year ended December 31, 2010, we provided a loan of $1,000,000 to an associated company, invested $225,863 in such company and purchased fixed assets of $227,162, During the year ended December 31, 2009, $3,000,000 was provided from the redemption of restricted bank deposits, $938,666 was used for a refundable deposit for the purchase of Isorad and $99,573 (net of sales of fixed assets in the amount of $58,662) was used to purchase fixed assets.

Financing activities. Net cash provided by financing activities was $334,782 for the year ended December 31, 2010 as compared to  net cash of $1,557,843 used in financing activities for the year ended December 31, 2009. During the year ended December 31, 2010, we incurred short-term debt of  $462,711and  long-term debt of $167,653, offset by the repayment of $295,582 of long-term debt.  During the year ended December 31, 2009, we paid $1,200,000 to the former minority shareholders of Achidatex for their interests in Achidatex and our company. and repaid $337,339 of long-term debt and $20,504 of short-term debt.

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

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2010.

		Payments due by Period
	Total	less than 1 year	2-3 years	4 -5 years	5 years and more
Long-term debt obligations	$446,204	$205,259	$215,612	$25,333	-
Estimated interest payments on long-term debt obligations	29,789	15,388	10,635	3,766	-
Operating lease obligations	1,917,288	651,868	899,170	365,299	-
Total	$2,393,281	$873,515	$1,125,417	$394,398	-

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

In the year ended December 31, 2010, the inflation rate in Israel was 2.7% and the NIS appreciated in relation to the U.S. dollar at a rate of 6%, from NIS 3.775 per $1 on December 31, 2009 to NIS 3.549 per $1 on December 31, 2010.  In the year ended December 31, 2009, the inflation rate in Israel was 3.91% and the NIS appreciated in relation to the U.S. dollar at a rate of 0.71%, from NIS 3.802 per $1 on December 31, 2008 to NIS 3.775 per $1 on December 31, 2009. If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

We did not enter into any foreign exchange contracts in the year ended December 31, 2010.

Inflation and Seasonality

We do not believe that our operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that our operating results will not be affected by inflation in the future. Our business is subject to minimal seasonal variations with slightly increased sales historically in the second and fourth quarters of fiscal year. We generally experience a slight increase in sales of our camping equipment during the second quarter and in sales of our protective clothing during the fourth quarter.

Market Risk

At December 31, 2010 and 2009, we held cash and cash equivalents in the aggregate amount of $3,502,461 and $3,783,631, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, we do not anticipate losses in respect to these deposits.

As of December 31, 2010 we held $1,894,864 of trading securities compared to $2,312,048 of trading securities at December 31, 2009. Such securities are subject to market risk, and in 2010 we recorded recognized and unrecognized gains of $33,218 with respect to our holdings due to the improved conditions in the stock market.

Interest Rate Risk

We have variable rate loans that we borrow from Israeli banks which are based on the local Prime Rate. Each increase of 1% in the Prime Rate will increase our interest expense by $7,124.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements.

See Index to Consolidated Financial Statements on page F-0.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective with respect to the material weaknesses, as described below in our internal control over financial reporting, that have not been fully remediated as of the end of the fiscal year 2010.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, designed and reported within the time periods specified by the SEC's rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements inconformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s evaluation of internal control over financial reporting includes using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework, an integrated framework  for the evaluation of internal controls issued by COSO, to identify the risks and control objectives related to the evaluation of our control environment.

Based on their evaluation under the framework described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of December 31, 2010 because of material weaknesses related to our year end financial statement closing process resulting from insufficient knowledge of our financial staff regarding the application of U.S. GAAP to complex transactions.

Remediation Plan

We have taken the following steps to remediate our material weaknesses as follows:

•
we have recruited a new chief financial officer and continue to recruit and hire additional accounting staff with technical expertise to ensure the proper application of accounting principles generally accepted in the United States;

•
we are implementing revised policies and procedures and enhancing our review of complex transactions to ensure consistent application of U.S. GAAP and enhanced internal control over financial reporting; and

•
we are increasing the level of preparation and review of our financial statements, and in connection therewith, we are implementing additional control procedures as part of our quarter and year-end close processes as well as adding resources in connection with our review of key financial estimates.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission  that permit us to provide only management’s report in this annual report.

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

Name	Age	Position Held
Uri Nissani	56	Chief Executive Officer, President and Chairman of the Board of Directors
Chaim Hadad	36	Chief Financial Officer
Motti Hassan	60	Director
Tsippy Moldovan	53	Director
Arie Kizman	57	Chief Executive Officer of Achidatex
Eyal Avidov	50	Chief Executive Officer of Mayotex
Daniel Davidi	46	Chief Executive Officer of Export Erez

Uri Nissani was appointed Chief Executive Officer, President and a member of the Board of Directors effective January 1, 2010 and as Chairman of the Board effective October 13, 2010. From January 15, 2007 until December 15, 2009, Mr. Nissani served as the Head of Business Development of S.D.S (Star Defense Systems) Ltd., and Star Night Technologies Ltd., each of which are Israeli companies listed on the Tel Aviv Stock Exchange. Star Night Technologies Ltd. is a holding company holding a controlling stake in S.D.S (Star Defense Systems) Ltd. S.D.S (Star Defense Systems) Ltd. manufactures and markets products mainly for the defense industry and operates through three divisions: (i) a night vision solutions division; (ii) a safety and rescue products division; and (iii) an avionic systems division. Mr. Nissani also served as a director of S.D.S. (Star Defense Systems) Ltd. from October 1, 2006 until December 31, 2008. Mr. Nissani has significant experience in managing companies engaged in the defense industry and his background enhances the breadth of experience of our board of directors.

Chaim Hadad has served as our chief financial officer since January 2011. Prior to that, Mr Hadad served as controller of Skyvision Network Services Ltd. from April 2009 to October 2010. From March 2006 to February 2009, Mr. Hadad served as Manager of the Accounting and Controlling Department at Tnuva Food Industries Cooperative Agriculturist Society and CFO of Tnuva USA.

Motti Hassan has served as a director since October 30, 2002. Mr. Hassan, an electronics engineer served in the Israeli Army as a system engineer for 15 years until July 2000 when he retired and joined a private company in the field of professional video, as a sales and business development manager. Mr. Hassan holds a B.Sc. degree in Electronic Engineering from the Ben Gurion University, Beer Sheva, Israel. Mr. Hassan’s significant experience in the military and his engineering background enhance the breadth of experience of our board of directors.

Tsippy Moldovan has served as a director since March 2002. From 1987 until January 15, 2011, Mrs. Moldovan served as our Chief Financial Officer. Mrs. Moldovan attended Buchnich Accounting School in Ashkelon, Israel and completed course work in economics and management accounting from Mishlav School, Tel Aviv, Israel. Mrs. Moldovan’s significant experience with our company and accounting background enhance the breadth of experience of our board of directors.

Arie Kizman has served as the Chief Executive Officer of Achidatex since October 2010. Prior to joining Achidatex, and from 2004 until December 2009, Mr. Kizman served as the Chief Executive Officer of Automotive Industries Ltd.  In the past 25 years Mr. Kizman served in executive positions with Machshirey Tnua Group and Automotive Industries Ltd. Automotive Industries Ltd. assembles vehicles of various types and size for military, police and civilian use in both local and international markets and in addition to its automotive activities, manufacturers precise and complicated metal products.

Eyal Avidov has served as the Chief Executive Officer of Mayotex since December 2010. Prior to that and from January 2007 until March 2010, Mr. Avidov served as the Chief Executive Officer of Autocool, an Israeli company engaged in the field of air-conditioning systems for motor vehicles. During the years 2000 through 2006, Mr. Avidov served as a sales manager with Peugeot-Citroen, an Israeli company engaged in car sales.

Daniel Davidi has served as the Chief Executive Officer of Export Erez since November 2010. Prior to that, and from May 2009 until October2010, Mr. Davidi was engaged as a security adviser in the Republic of Colombia and managed a private securities business owned by him.  From 2005 until February 2009, Mr. Davidi served as the Israeli military attaché in Romania, Ukraine and Bulgaria.

On January 17, 2011, Mr. Yoel Or tendered his resignation as a director, effective as of February 1, 2011, for reasons related to the expansion of his personal business. On January 26, 2011, Mr. Avi Melamed tendered his resignation as a director, effective immediately, citing personal reasons. Ms. Meira Fostbinder and her son, Mr. Gil Fostbinder, resigned as directors effective October 13, 2010. We intend to elect new directors in 2011.

Family Relationships

None.

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

To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that during fiscal year 2010 all of our executive officers and directors subject to these reporting requirements filed the required reports on a timely basis.

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

Summary Compensation

The following table sets forth information concerning the total compensation during the last two fiscal years.  As of December 31, 2010, no other executive officer was paid in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total
Uri Nissani- Chief Executive Officer, President and Chairman of the Board of Directors	2010	*	237,650	-	-	-	-	-	$237,650
Joseph Fostbinder – former Chief Executive Officer and Chairman of the Board of Directors	2009	**	96,935	-	-	-	-	-	$96,935
Baruch Tosh - former President ***	2009		109,197	-	-	-	-	-	$109,197

* In March 2011 Mr. Nissani's service agreement with the Company was terminated. Mr. Nissani will provide the Company with the services as an independent contractor, through a company wholly owned by him.

** Mr. Fostbinder died in June 2009.

*** Mr. Tosh was replaced as President effective January 1, 2010.

        The aggregate value of all other perquisites and other personal benefits furnished to each of these executive officers was less than $10,000 for the years ended December 31, 2010 and 2009

Grants of Plan-Based Awards for 2010

We did not award any stock options to our executive officers during the fiscal year ended December 31, 2010.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

Outstanding Equity Awards at Fiscal Year End

We did not grant any equity awards to our executive officers during the fiscal year ended December 31, 2010.

Option exercises and stock vested table.

None

Directors Compensation

Our directors do not receive compensation for their services on our Board of Directors or any committee thereof.  The following table sets forth the compensation received by each of our Directors in 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Uri Nissani	-	-	-	-	-	237,650	(1)	237,650
Motti Hassan	-	-	-	-	-	-		-
Avi Melamed	-	-	-	-	-	-		-
Tsippy Moldovan	-	-	-	-	-	32,402	(2)	32,402
Yoel Or	-		-	-	-	-		-
Meira Fostbinder	-	-	-	-	-	17,443	(3)	17,443
Gil Fostbinder	-	-	-	-	-	34,661	(4)	34,661
Dan Zarchin	-	-	-	-	-	124,916	(5)	124,916

_________

(1)	Mr. Nissani earned $237,650 in consideration for his employment as our Chief Executive Officer in 2010.

(2)	Ms. Moldovan, who resigned as chief financial officer effective January 15, 2011, earned $32,402 in consideration for her employment as our chief financial officer in 2010.

(3)	Ms. Fostbinder, who resigned as a director effective October 13, 2010, earned $17,443 in consideration for her employment as our vice president of finance, secretary and treasurer in 2010.

(4)
Mr. Fostbinder, who resigned as a director effective October 13, 2010, earned $34,661 in consideration for his employment as assistant general manager of Mayotex Ltd., our wholly-owned subsidiary in 2010.

(5)	Mr. Zarchin, who resigned as a director effective January 7, 2010, earned $124,916 for his consulting services.

Employment Agreements

Mr. Uri Nissani was appointed CEO, President and a member of the board of directors of the Company effective January 1, 2010. Subject to the execution of an option agreement and approval by our shareholders (if determined to be necessary), which as of the date of this report has not been finalized, Mr. Nissani has been granted options to purchase 7,088,259 shares of our common stock, par value $0.0001 each. Options to purchase 4,252,960 shares will vest in ten quarterly installments beginning March 31, 2010. The remaining 2,835,299 options will vest upon achievement of certain milestones with respect to our performance in 2010 and 2011, as shall be agreed by the parties in the Option Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of April 8, 2011 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director; (iii) each named executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2010; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock (3)
Uri Nissani (4)	19,460,000	69.13
Achiam Investments Ltd.(4)	19,460,000
Motti Hassan	---
Tsippy Moldovan	9,788	*
All officers and directors as a group (3 persons)	19,469,788	69.16

*   Less than 1% percent

(1)	The addresses of Uri Nissani and Motti Hassan are c/o Defense Industries International, Inc., 12 Hamefalsim Street, Petach Tikva, Israel.

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

(4)
Mr. Nissani is the chairman of the board of directors and sole shareholder of Achiam Investments Ltd. and therefore has investment and voting control over the 19,460,000 shares of our common stock held of record by Achiam Investments Ltd.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Effective January 1, 2010, Mr. Uri Nissani was appointed as our company's Chief Executive Officer, President and member of our Board of Directors. Under the engagement letter entered into by our company and Mr. Nissani, commencing January 1, 2010, Mr. Nissani was to be employed by our company and render management services, including the performance of the roles of chief executive officer and president, in consideration of a monthly salary of $12,000, the use of a company car and social and other benefits as are customary and required under Israeli law. The terms of Mr. Nissani's engagement provides for 180-days prior notice for termination of the employee-employment relation.

Pursuant to the terms of the engagement letter, we granted Mr. Uri Nissani, subject to obtaining final  approval of the final option agreement by our Board of Directors and certain other approvals and authorizations, which as of the date hereof have not yet been obtained, options to purchase 7,088,259 shares of common stock of our company; of which 2,835,299 options will vest upon the achievement of certain milestones with respect to our company's performance in 2010 and 2011, as shall be agreed by the parties in a detailed option agreement to be entered into by Mr. Nissani and the company. The remaining 4,252,960 stock options were to vest in 10 equal quarterly installments of 425,296 stock options, commencing on March 31, 2010. The exercise price of the options are to be agreed upon by the parties, provided that in no event shall the exercise price exceed the quoted market price on the OTCBB at the close of business on  December 31, 2009. As of December 31, 2010, the parties have not signed a detailed option agreement and none of the options are deemed to be granted.

On October 13 2010, Meira Fostbinder (as the Executrix of the estate of Mr. Joseph Fostbinder, the former controlling shareholder of our company), Meira Fostbinder (individually), Sharon Fostbinder and Avital Gerson, or the Fostbinders, entered into a share purchase agreement, or the  Share Purchase Agreement with Achiam Investments Ltd., or Achiam, a private company controlled by Mr. Nissani, under which Achiam agreed to purchase and the Fostbinders agreed to sell, an aggregate of 19,460,000 shares of our company’s common stock, or approximately 69.13%, of the outstanding shares of our common stock.

On November 1, 2010 our Export Erez subsidiary entered into a 24-month consulting agreement with Mayo-Ben for a monthly consideration of $13,394 ($338,123 for the entire term of the agreement). Pursuant to this consulting agreement, Mayo-Ben will provide Export Erez through one of its controlling shareholders, Ms. Sharon Fossbinder (the daughter of our former controlling shareholder), consulting  services with respect to the business of Export Erez, including advice to the board of directors and management of Export Erez in respect of the operation of its business, developing scalable and efficient operations and business processes and with respect to participating in tenders within the framework of Export Erez's operation of business In addition to the above services, Mayo-Ben further undertook to: (i)  provide Export Erez all of the assistance  it will require in connection with the filing and preparation of a petition to be filed with the Israeli Government in respect of obtaining additional grants pursuant to an amendment of the Disengagement Law; (ii) waive all rights that it may have had in respect of the portion of any additional grants it may be entitled to under Disengagement Law; (iii) enter into an a perpetual and irrevocable non-compete undertaking; and (iv) enter into a confidentiality and intellectual property assignment agreement.

On November 1, 2010 our Mayotex subsidiary entered into a 24 month consulting agreement with Mayo–Ben for a monthly consideration of $13,394 ($338,123for the entire term of the agreement). Pursuant to this consulting agreement, Mayo-Ben will provide Mayotex through one of its controlling shareholders, Mr. Gil Fostbinder (the son of our former controlling shareholder), consulting  services with respect to the business of Export Erez, including advice to the board of directors and management of Export Erez in respect of the operation of its business, developing scalable and efficient operations and business processes and with respect to participating in tenders within the framework of Export Erez's operation of business. In addition to the above services, Mayo-Ben further undertook to: (i)  provide Export Erez all of the assistance  it will require in connection with the filing and preparation of a petition to be filed with the Israeli Government in respect of obtaining additional grants pursuant to an amendment of the Disengagement Law; (ii) waive all rights that it may have had in respect of the portion of any additional grants it may be entitled to under Disengagement Law; (iii) enter into an a perpetual and irrevocable non-compete undertaking; and (iv) enter into a confidentiality and intellectual property assignment agreement.

Pursuant to a lease agreement effective since January 1, 2001 (as extended and amended from time to time), our Achidatex and Export Erez subsidiaries lease an industrial building located in the Nazareth Industrial Zone, from a company owned by the former shareholders of Achidatex, Mr. Avraham Hatzor, Mr. Freddy Davidovitz, Mr. Shmuel Davidovitz and Mayo-Ben.  The lease will expire on December 31, 2012; however, under the investment agreement between Mayotex and Mayo-Ben, Mayo-Ben undertook to extend the lease agreement on terms and conditions that will be no less  beneficial to Achidatex and Export Erez as the terms and conditions of the current lease agreement.

Our Export Erez subsidiary leases approximately 1,219 square meters of space in the Industrial Area of Sderot from Mayo-Ben, primarily for its cut and sew operations. Export Erez recently entered into a new lease agreement, pursuant to the terms of the investment agreement with Mayo-Ben. The new lease provides for: (i) the extension of the lease until December 2015; (ii) reduced annual rental fees of $58,778 for the first 2.5 years (instead of $82,289 as provided under the previous agreement); and (iii) annual rental fees of $66,615 for the remaining 2.5-year period.

Our Mayotex subsidiary leases 1,000 square meters of industrial space and an additional 1,280 square meters of outdoor space in the Industrial Area of Ashkelon from Mayo-Ben for its car armor installations activity. Pursuant to the investment agreement with Mayo-Ben and effective as of January 2011, Mayotex entered into a new lease agreement with Mayo-Ben under which: (i) the lease period was extended until December 2015; (ii) the annual rental fees for the initial 2.5-year period will be $56,255; and (iii) the annual rental fees for the remaining 2.5 years will be $64,291. The parties further agreed that the rental fees for 2010 will be retroactively reduced to $57,059 (instead of $67,506 as provided under the previous agreement).

Item 14.	Principal Accounting Fees and Services

The following table sets forth, for each of the years indicated, the fees incurred to our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP during 2010 and 2009. All of such fees were pre-approved by our Board of Directors.

	Year Ended December 31,
Services Rendered	2010	2009
Audit (1)	$51,827	$69,281
Audit-related	-	--
Tax fees (3)	14,470	20,728

Total	$66,290	$90,009

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

Pre-Approval Policies and Procedures

Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants, Baker Tilly Virchow Krause, LLP. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. All services were pre-approved during 2010. Pre-approval may be given as part of the Board of Directors’ approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board of Directors’ members, but the decision must be presented to the Board of Directors at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this Report:

(a)	Financial Statements

See Item 8.

(b)	Financial Statement Schedules

None.

(c)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.  Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (2)
3.3	By-laws (3)
4.1	Share Purchase Agreement among Meira Fostbinder (as the heir of Mr. Joseph Fostbinder), Meira Fostbinder, Sharon Fostbinder, Avital Gerson and Achiam Investments Ltd. dated October 13, 2010 (4)
4.2	Investment Agreement for the Subscription to and Sale of Shares of Mayo-Ben Investments and Development Ltd. (5)
4.3	Addendum to the Agreement for the Subscription to and Sale of Shares of Mayo-Ben Investments and Development Ltd.
21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Engagement letter between the registrant and Mr. Uri Nissani dated December 31, 2009 (6)
_________

(1)	Filed as Exhibit 3 to the Registrant’s Form 10-KSB for the year ended December 31, 2001.

(2)	Filed as Appendix C to the Registrant’s Filing on Schedule 14C, filed with the Commission on December 30, 2002.

(3)	Filed as Appendix D to the Registrant’s Filing on Schedule 14C, filed with the Commission on December 30, 2002.

(4)	Filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K bearing a cover date of October 13, 2010, filed October 18, 2010.

(5)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K dated bearing a cover date of October 27, 2010, filed November 7, 2010.

(6)	Filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K bearing a cover date of January 1, 2010, filed January 7, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
Dated: April 12, 2011	/s/ Uri Nissani
Name: Uri Nissani
Title: Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below on April 12, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Uri Nissani
Name: Uri Nissani
Title: Chairman of the Board of Directors, Chief Executive Officer and President

/s/ Chaim Hadad
Name: Chaim Hadad
Title: Chief Financial and Principal Accounting Officer

/s/ Motti Hassan
Name: Motti Hassan
Title: Director

/s/ Tsippy Moldovan
Name: Tsippy Moldovan
Title: Director

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGES	F-2 - F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGES	F-6 - F-7	CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGES	F-8 - F-39	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Defense Industries International, Inc. and Subsidiaries.

We have audited the accompanying consolidated balance sheets of Defense Industries International, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Defense Industries International, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Baker Tilly Virchow Krause, LLP
An independent member of Baker Tilly International

Minneapolis, Minnesota
April 14, 2011

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
		December 31,	December 31,
	Note	2010	2009
CURRENT ASSETS
Cash and cash equivalents		$3,502,461	$3,783,631
Trading securities	3	1,894,864	2,312,048
Accounts receivable, net of allowance for doubtful accounts of $368,477 and $343,629, respectively		2,324,985	3,352,751
Inventories	4	4,402,517	4,124,141
Deferred taxes	11	191,318	148,710
Other current assets		398,297	225,112

Total Current Assets		12,714,442	13,946,393

PROPERTY, PLANT AND EQUIPMENT, NET	5	1,864,346	1,741,594

INVESTMENT AND LOANS TO ASSOCIATED COMPANY	6	1,274,991	---

OTHER ASSETS
Fund in respect of employee rights upon retirement		881,184	780,960
Intangible assets, net	17	1,300,445	---
Deferred taxes	11	22,155	25,659
Refundable deposits on purchase of a business	1	---	1,993,696

Total Other Assets		2,203,784	2,800,315

TOTAL ASSETS		$18,057,563	$18,488,302

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Cont.)

LIABILITIES AND EQUITY
	Note	December 31, 2010	December 31, 2009
CURRENT LIABILITIES
Accounts payable		$1,519,545	$1,408,741
Accounts payable - related parties	14	156,753	462,968
Short-term debt	7	1,299,546	876,554
Other current liabilities	8	1,674,027	1,047,771
Total Current Liabilities		4,649,871	3,796,034

LONG-TERM LIABILITIES
Long-term portion of debt	9	240,945	268,250
Long portion of minimum royalty payment to the Government of Israel	1	466,500	---
Deferred taxes liabilities	11	261,866	229,191
Liability for employee rights upon retirement	10	967,309	911,440
Total Long-Term Liabilities		1,936,620	1,408,881

TOTAL LIABILITIES		6,586,491	5,204,915

COMMITMENTS AND CONTINGENCIES	12

EQUITY	13
PARENT COMPANY SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding		---	---
Common stock, $0.0001 par value, 250,000,000 shares authorized; 29,200,535 shares issued and 28,150,535 shares outstanding at December 31, 2010		2,920	2,920
Additional paid-in capital		2,997,370	2,997,370
Treasury stock (1,050,000 shares at cost)		(252,000)	(252,000)
Retained earnings		7, 603,276	10,176,352
Accumulated other comprehensive gain		1,119,506	358,745

TOTAL PARENT COMPANY SHAREHOLDERS' EQUITY		11,471,072	13,283,387
Non controlling interest		---	---
TOTAL EQUITY		11,471,072	13,283,387
TOTAL LIABILITIES AND EQUITY		$18,057,563	$18,488,302

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009

NET REVENUES	$16,585,163	$16,503,104

COST OF SALES	13,689,738	13,114,616

GROSS PROFIT	2,895,425	3,388,488

OPERATING EXPENSES
Selling	1,211,801	945,968
General and administrative (Note 16)	3,044,026	1,902,410
Acquisition related costs	1,058,814	---
Compensation from government (Note 16)	---	(216,038)
Total Operating Expenses	5,314,641	2,632,340

INCOME (LOSS) FROM OPERATIONS	(2,419,216)	756,148

OTHER INCOME (EXPENSES)
Financial expenses (Note 16)	(468,140)	(811,793)
Financial income	69,575	738,581
Other income, net	138,707	304,002

Total Other Income (Expenses)	(259,858)	230,790

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY METHOD INVESTMENT	(2,679,074)	986,938

Tax expenses (benefit)(Note 11)	(101,167)	464,672

INCOME (LOSS) BEFORE SHARE IN PROFIT OF ASSOCIATED COMPANY	$(2,577,907)	$522,266
Share in profit of associated company	4,831	---
NET INCOME (LOSS)	(2,573,076)	522,266
Net income (loss) attributable to non-controlling interest	---	---
Net income (loss) attributable to controlling interest	$(2,573,076)	$522,266

Basic and diluted net income (loss) per share attributable to controlling interest	$(0.091)	$0.019

Weighted average number of shares outstanding	28,150,535	28,059,306

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive	Total Parent Company Shareholders'	Non controlling	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Income (loss)	Equity	Interest	Equity

Balance as of January 1, 2009	28,991,111	$2,899	1,050,000	$(252,000)	$2,957,391	$9,654,086	$236,503		$12,598,879	$-	$12,598,879

Common stock issued to acquire Rizzo Inc. (1)	209,424	21	-	-	39,979	-	-		40,000	-	40,000

Comprehensive income (loss):

Net income	-	-	-	-	-	522,266	-	$522,266	522,266	-	522,266

Foreign currency translation gain	-	-	-	-	-	-	122,242	122,242	122,242	-	122,242

Total comprehensive income								$644,508

Balance as of December 31, 2009	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,176,352	$358,745		$13,283,387	$-	$13,283,387

Option to non controlling shareholder										1,058,814	1,058,814
Loan to non-controlling shareholder										(1,058,814)	(1,058,814)

Comprehensive income (loss):

Net Loss	-	-	-	-	-	(2,573,076)	-	$(2,573,076)	(2,573,076)	-	(2,573,076)

Foreign currency exchange gain	-	-	-	-	-	-	760,761	760,761	760,761	-	760,761

Total comprehensive income								$(1,812,315)

Balance as of December 31, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$7,603,276	$1,119,506		$11,471,072	$-	$11,471,072

(1) See Note 13
(2) See Note 1

The accompanying notes are an integral part of the consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,573,076)	$522,266
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Items not affecting cash:
Depreciation and amortization	574,984	556,086
Bargain gain from business acquisition	(23,458)
Cost of business acquisition	1,058,814
Loss (Gain) from sale of property, plant and equipment	1,849	(20,135)
Provision for doubtful accounts	4,497	41,666
Deferred taxes	(77,746)	276,055
Net unrealized (gain) loss on trading securities	33,218	(129,268)
Accrued interest and exchange rate differences of long-term debt	(47)	(1,507)
Accrued interest on payments for the purchase of a business	18,869	55,030
Accrued interest on loan to Mayo-Ben	(17,937)	-
Accrued interest and exchange rate differences on deposits	---	(177,778)
(Gain) from dissolving Dragonwear	(21,199)	-
Share in profit of associated company	(4,336)

Changes in assets and liabilities:
Decrease in accounts receivable	1,145,232	69,687
Decrease (increase) in inventories	460,849	1,251,844
Decrease in trading securities	503,715	215,407
Increase (decrease) in related parties accounts	(312,766)	76,230
Increase in other current assets	(747,167)	(59,698)
Increase in funds in respect of employee rights upon retirement	(46,512)	(124,242)
increase (decrease) in accounts payable	185,814	(305,859)
Increase (decrease) in other current liabilities	369,770	(822,100)
Increase in liability for employee rights upon retirement	(2,377)	80,300
Net Cash Provided By Operating Activities	530,990	1,503,984

CASH FLOW FROM INVESTING ACTIVITIES:
Redemption of restricted bank deposits	---	3,000,000
Purchases of property, plant and equipment, net	(227,162)	(158,235)
Proceeds from sale of property, plant and equipment	6,985	58,662
Investment in an associated company	(225,863)	---
Loan to an associated company	(1,000,000)	---
Net cash received in purchase of the Isorad business (a)	82,947	(938,666)
Other (b)	(11,958)	-
Net Cash Provided By (Used In) Investing Activities	(1,375,051)	1,961,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	462,711	(20,504)
Proceeds from long-term debt	167,653	-
Repayment of long-term debt	(295,582)	(337,339)
Redemption of related parties creditors	---	(1,200,000)
Net Provided By (Used In) Financing Activities	334,782	(1,557,843)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	228,109	155,808

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(281,170)	2,063,710

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,783,631	1,719,921

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,502,461	$3,783,631

INTEREST PAID	$60,495	$112,550

TAXES PAID	$149,104	$940,013

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

(a)	Purchase of the Isorad business (see also Note 1):

Net fair value of the assets acquired and liabilities assumed at the acquisition date was as follows:

Working capital, net	$21,339
Property and equipment	152,284
Intangible assets	1,267,000
Minimum royalty payment to the government of Israel	(750,000)
Deferred income taxes liabilities	(75,000)
Decrease in refundable deposits for the purchase of a business	$(615,623)

(b)
In December 2010, Mayotex entered into a contract for the acquisition of the business of Vacutec Industries Ltd., a manufacturer of fiberglass product for the automobile industry. Pursuant to the agreement Mayotex acquired certain fixed assets, inventories, customers list and backlog for a consideration for $23,000, of which $ 13,243 was paid prior to December 31, 2010. As a result of this acquisition the Company recognized a bargain gain of $25,994.

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

On December 31, 2008, the Company signed an agreement to purchase the minority interest in Achidatex Nazareth Elite (1977) Ltd. and 1,050,000 shares of common stock of the Company for an aggregate purchase price of $1,200,000, paid by the Company during the first and second quarters of 2009 (see also Note 1).

Under the terms and conditions of the Isorad Agreement (see Note 1.B.2) the Company undertook to acquire a real estate property to be used by Isorad IR Optics Ltd. to conduct its business. An advance payment in the amount of $250,000 on account of the above acquisition was made by the Company during 2009 and was included in the amount of the refundable deposit as of December 31, 2009.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1                      DESCRIPTION OF BUSINESS

A.           GENERAL

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

Defense Industries International, Inc. is a holding company whose wholly owned subsidiaries include, as of the date of the financial statements, Export Erez USA, Inc., Rizzo Inc. (doing business as Owen Mills Company) (“Owen Mills”), Export Erez Ltd. (“Export Erez”), Mayotex Ltd. (“Mayotex”), Mayosar Technologies Ltd. ("Mayosar") and Achidatex Nazareth Elite (1977) Ltd. (“Achidatex”). In addition, the Company holds 82% of the issued and outstanding share capital of Isorad IR Optics Ltd. ("Optics") and 20% of the issued and outstanding share capital of Mayo-Ben Investments and Development Ltd. ("Mayo-Ben").

During 2009, Dragonwear Trading Ltd. (“Dragonwear”) ceased its operations and was finally dissolved and removed from the Register of Companies on March, 14, 2010. Dragonwear had no operational activities, therefore, its discontinuance had no impact for measurement and disclosure purposes in all reported periods.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1                      DESCRIPTION OF BUSINESS (Con’t.)

B.           BUSINESS COMBINATION AND CERTAIN TRANSACTIONS

1.
On December 31, 2008, the Company signed an agreement to purchase the minority interest in Achidatex and 1,050,000 shares of common stock of the Company for an aggregate price of $1,200,000. Following the completion of the transaction the Company owned 100% of Achidatex. The Company allocated $252,000 of the purchase price or $0.24 per share to the purchase of the Company’s common stock. The $0.24 per share represented the best measurement of fair value and was the closing price of the Company’s common stock on December 31, 2008.  The remaining purchase price of $948,000 was allocated to the purchase of the Achidatex minority interest. The excess of the liability to minority shareholder over the fair value assigned by management of $153,076 was allocated to shareholders’ equity. Payments by the Company to the minority shareholders under this agreement were paid during the first and second quarters of 2009.

2.
On December 21, 2008, Mayosar, through its wholly owned subsidiary, Optics, entered into an agreement (the "Isorad Agreement") to purchase the Germanium Crystals Business of Isorad Ltd. ("Isorad"), an Israeli governmental company. The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications.

After a period of uncertainty, in August 2010, Mayosar, Optics and Isorad executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement under certain conditions.  On December 19, 2010, the Isorad Agreement was approved and became effective.

Pursuant to the Isorad Agreement, Optics is to pay annual royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement (the "Effective Date"), with a minimum of approximately $133,000 payable on an annual basis during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is the earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the years following the above initial period. Isorad also has the right to acquire 5% of the share capital of Optics on a fully diluted basis for their nominal value during the 24 month period beginning on the Effective Date. Such right was extended until January 1, 2012.  If the Israeli Government does not approve the 5% purchase of the Optics shares by Isorad within the above period, the right to acquire the shares will expire and Isorad will be entitled to a payment of $75,000.

Optics has the right during the four-year period following the Effective Date to redeem its commitment to pay royalties and the right by the Israeli Government to purchase 5% of Optics for a fixed payment of $750,000, less all royalties paid to Isorad through that date.

Isorad did not contribute material revenues and losses to the company for the period from December 18, 2010 to December 31,2010

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1                      DESCRIPTION OF BUSINESS (Con’t.)

In order to complete this transaction, the Company incurred $1,058,814 in acquisition costs.  These costs were expensed in 2010.

The following table summarized the consideration transferred to acquire Optics and the amounts of indentified assets acquired and liabilities assumed at the acquisition date.

Cash payment to Isorad Ltd. (in the form a deposit paid in January 2009)	$698,570
Minimum royalty payments	750,000
Total consideration	$1,448,570

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (including cash and cash equivalents of $82,947)	196,539
Property and equipment	152,284
Intellectual properties and technology	817,000
Non compete agreement	50,000
Customer relationships	100,000
Trade name	300,000
Accounts payable and other current liabilities	(92,253)
Deferred income taxes liabilities	(75,000)
Total identifiable net assets acquired	$1,448,570

The allocation for customer relationships, non-compete agreement, trade name, intellectual property and technology are provisional pending receipt of the final valuations of those assets. These assets have an expected future life of 10 years, 3 years, 10 years, and 6 years, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1                      DESCRIPTION OF BUSINESS (Con’t.)

The unaudited pro forma information below assumes that the acquisition of the Isorad business was consummated on January 1, 2009, and includes the effect of amortization of intangible assets from that date. This data is presented for information purposes only and is not necessarily indicative of the results of future operations or the results that would have been achieved had the acquisition taken place on those dates. The pro forma information is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
	Unaudited

Net revenues	$16,650,809	$17,320,489

Net income (loss)	$(3,048,917)	$154,008

Basic net earnings (loss) per share	$(0.109)	$0.0005

Diluted net earnings (loss) per share	$(0.109)	$0.0005

3. In December 2008, Mayotex entered into an investment agreement (the-"Sarino Agreement") with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (together, "Sarino"), to form an entity which would acquire Isorad (see Note 1.B.2). Pursuant to the Sarino Agreement, Mayotex and Sarino incorporated Mayosar, in which Mayotex held 50.1% of the outstanding shares and Sarino held the remaining 49.9% of the outstanding shares.  Mayotex paid Sarino (the Sarino Payment”) $1,000,000 (recorded as refundable deposit on purchase of business on the balance sheet as of December 31, 2009).  The completion of the agreement was contingent on the completion of the Isorad Agreement (see Note 1.B.2).  This agreement was finally approved in December 2010.

After this period of uncertainty, in December 2010, Sarino and Mayotex entered into a settlement agreement (the "December Agreement") according to which Mayotex was registered as the holder of 100% of the issued and outstanding share capital of Mayosar and Mayosar in turn transferred 82% of its ownership interest in its then wholly owned subsidiary, Optics, to Mayotex and 18% of its ownership interest in Optics to Sarino.

In the December Agreement, the parties agreed to amend the terms and conditions of the Sarino Payment to provide for: (i) repayment of the Sarino Payment plus interest at LIBOR plus 1% per year, commencing as of December 19, 2010 and due on December 19, 2020; or (ii) Sarino could require Mayotex to acquire its interest in Optics as repayment of the Sarino Payment and accrued interest. As of December 31, 2010 the Company accumulated for accrued interest on the Sarino Payment was $ 58,814 for and the value recorded  for the put option granted to Sarino was $ 1,058,814. The entire value of the put option was recorded as an acquisition expense during 2010.

In accordance with the December Agreement, Optics shall distribute as dividends once per each calendar year at least 30 per cent of it distributable profits to its shareholders, pro rata to their holdings in Optics as at the date of such distribution. The remaining 70 per cent of Optics' distributable profits shall be used to repay any and all amounts granted or deemed granted by Mayotex to Optics, until their full repayment.

As of December 31, 2010 amount granted or deemed granted by Mayotex to Optics was 1,002,323$ of which no amount has been repaid as of December 31, 2010.

4. On February 22, 2010, Mayotex entered into a contract for the acquisition of the business of Vacutec Industries Ltd., a manufacturer of fiberglass products for the automotive industry. Pursuant to the agreement Mayotex acquired certain fixed assets, inventories, customer list and backlog in consideration of $23,000, of which $13,243 was paid prior to December 31, 2010.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1                      DESCRIPTION OF BUSINESS (Con’t.)

Management allocated the purchase price to the following assets on the basis of their fair value:

Fixed assets	$22,205
Inventory	1,830
Customer list and backlog	28,445

Accordingly the excess fair value of the assets purchased over the purchase price (bargain gain), in the amount of $25,994 was recognized in to the income statement at the date of the acquisition. Disclosures of pro forma information assuming that the acquisition was consummated on January 1, 2009 were not considered material.

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation

The consolidated financial statements include the accounts of Defense Industries International, Inc. and its wholly owned subsidiaries, Export Erez USA, Inc., Export Erez, Mayotex, Mayosar, Owen Mills and Achidatex and its 82% owned Optics subsidiary.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(B) Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Export Erez, Mayotex, Achidatex, Mayosar and Optics is New Israeli Shekel (NIS). The financial statements of entities with functional currency different than United States dollar are translated into United States dollars at year-end exchange rates for assets and liabilities and average exchange rates in the year for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Foreign currency transaction gains or losses from transactions denominated in currencies other than NIS are recognized in net income in the period the gain or loss occurs. During 2010 and 2009, losses of $363,875 and $66,396, respectively, are included in financial expense, net in the accompanying consolidated statements of operations.

(C) Comprehensive Income

The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company’s subsidiaries expressed in NIS to United States dollars are reported as Accumulated Other Comprehensive Gain (Loss) in the statements of changes in equity.

(D) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES (Con’t.)

(E) Fair Value of Financial Instruments

The Company’s financial instruments are non-derivative assets and non-derivative liabilities (non-derivative assets include cash and cash equivalents, deposits in banks and other financial institutions, marketable securities, trade accounts receivable, other current assets; non-derivative liabilities include short-term debt, trade accounts payable, and other current liabilities). Because of the nature of these financial instruments, fair value generally equals or approximates the amounts presented in the consolidated financial statements. The carrying amount of the Company’s long-term debt approximates quoted market prices or current rates offered to the Company for debt of the same remaining maturities. Liability for royalty payments under the Isorad Agreement are presented at the fair value attributed to this commitment as of December 31, 2010 (see Note 12(B)).

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

FASB ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs, as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•	Level 2 - Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

•	Level 3 - Unobservable inputs, such as discounted cash flow models or valuations.

The Company’s trading securities and bank deposits are measured at fair value based on quoted market prices in active markets for identical assets (Level 1).

The Company's funds in respect to employees’ rights upon retirement and valuation of intangibles acquired in business combinations are measured at fair value based upon unobservable inputs (Level 3).

(F) Concentrations of Credit Risk

At December 31, 2010 and 2009, the Company held cash and cash equivalents in the aggregate amounts of $3,502,461 and $3,783,631, respectively, and most of these amounts were deposited with Israeli banks. Under Israeli law, the Bank of Israel insures all bank deposits without limits on the amount. Therefore, the Company does not anticipate losses in respect to these items.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES (Con’t.)

Part of the Company’s sales is made to government institutions and private industry in Israel. Consequently, the exposure to credit risks relating to these trade receivables is limited. Export sales are made primarily with a letter of credit by the buyer or under controlled credit with specific accredited customers, so the receivable is collectible. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An appropriate allowance for doubtful accounts is included in trade accounts receivable.

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(H) Trading Securities

The Company invests in mutual funds and common stock in Israel.

All trading securities as of December 31, 2010 and 2009 are carried at their fair market value based upon quoted market prices of those investments at year end. Net realized and unrealized gains and losses on trading securities are included in net earnings in other income.

(I) Inventories

Inventories are stated at the lower of cost or market value.

Inventories allowances are provided to cover risks arising from obsolete and slow-moving items, discontinued products and excess inventories according to revenue forecasts. As of December 31, 2010 and 2009, inventories allowances were $724,426 and $539,794, respectively.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES (Con’t.)

(K) Impairment of Long-lived assets

In accordance with the provisions of FASB ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets” (formerly SFAS No. 144) (“FASB ASC 360”), the Company reviews long-lived assets, including equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Under FASB ASC 360 an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of long-lived assets exceeds its fair value. No impairment charges were recorded in 2010 and 2009.

The Company accounts for business combinations under ASC 805, "Business Combinations." ASC 805 requires recognition of assets acquired, liabilities assumed, and non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the fair value of acquired in-process research and development to be recorded as intangibles with indefinite lives, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. Any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. In addition, changes in valuation allowance related to acquired deferred tax assets and in acquired income tax position are to be recognized in earnings.

ASC 805 requires significant judgment by management in determining the valuation of the acquired assets and intangible assets. As of December 31, 2010, management had not completed its valuation of the Isorad assets.  The valuation of the acquired intangibles assets, including intellectual properties and technology, non compete agreement, customer relationships and trade name are provisional and may change upon completion of the Company’s final valuation. As required by ASC 805, significant changes from the provisional valuation may result in a retrospective adjustment in the amounts reported at December 31, 2010.

(L) Revenue Recognition

Revenues from sale of products are recognized under the completed contract method upon shipment to customers. The contracts are short term, generally under two months. In accordance with FASB ASC 980 “Revenue Recognition in Financial Statements” (formerly Staff Accounting Bulletin (“SAB”) No.101 (as updated by SAB 104)) revenue is recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

The Company provides a warranty on goods ranging from three to four years on certain products. Based upon historical experience of immaterial warranty claims, the Company has not established a reserve at December 31, 2010 and 2009.

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

Bad debts are written off as incurred. The allowance for doubtful accounts was $368,477 and $343,629 at December 31, 2010 and 2009, respectively.

(N) Investment in associated company

Investments in affiliates where the Company has a non-controlling ownership interest representing less than 50% and over which the Company has the ability to exercise significant influence (an "associated company"), are accounted for under the equity method of accounting whereby the Company recognizes its proportionate share of the affiliates’ net income or loss and does not consolidate the affiliates’ assets and liabilities.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES (Con’t.)

(O) Treasury shares

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

FASB ASC 740 "Accounting for Income Taxes" (formerly SFAS No. 109), requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During the years 2010 and 2009, the Company recorded a valuation allowance for the full amount of deferred tax assets generated in the United States (“US”) due to uncertainties surrounding the ability to utilize US deferred tax assets. If related to US operations the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance.

Deferred taxes were not created for taxes to be imposed on earnings distributed by subsidiaries, as it is the Company’s policy not to distribute taxable dividends in the foreseeable future. As for tax liability resulted from distribution of tax exempt revenues derived from its "Beneficiary Enterprise" status under the Law for the Encouragement of Capital Investments, 1959, as amended on April 1, 2005, see Note 11.

(Q) Per Share Data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the year. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents to purchase 202,500 shares of common stock were not included in diluted income per share because their effect was anti-dilutive, in the year ended December 31, 2009. These warrants were not exercised and expired in 2010.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES (Con’t.)

(R) Shipping and Handling Fees

The Company includes shipping and handling fees billed to customers as revenues and the related costs as cost of sales. Such fees and costs are primarily comprised of outbound freight. Included in revenues in the accompanying consolidated statements of income are shipping and handling fees of $354,492 and $166,894 for the years ended December 31, 2010 and 2009, respectively.

(S) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses included in selling expenses were $22,124 and $42,347 for the years ended December 31, 2010 and 2009, respectively.

(T) Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $44,924 and $19,302 for the years ended December 31, 2010 and 2009, respectively.

    (U) Recent Accounting Pronouncements

Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to the Company’s consolidated financial statements. It should be noted that effective with the year ended December 31, 2010, titles and references to accounting standards have been updated to reflect Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) references, where applicable.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2                      SIGNIFICANT ACCOUNTING POLICIES (Con’t.)

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This amendment also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This amendment has become effective for the Company beginning January 1, 2011(to be applied prospectively) and is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2010,the  FASB issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance will be effective for the Company in the first quarter of fiscal 2012. Accordingly, the effects of the Company’s adoption of this guidance will depend upon the extent and magnitude of business combinations the Company enters into after December 31, 2011.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A Consensus of the FASB Emerging Issues Task Force)” (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial condition or results of operations.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 3                      TRADING SECURITIES

A reconciliation of original cost to fair market value for trading securities held at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Trading securities, at cost	$1,861,646	$2,158,954
Unrealized gain on trading securities	33,218	153,094

Trading securities at fair market value	$1,894,864	$2,312,048

NOTE 4                      INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Raw materials (1)	$3,030,442	$2,597,759
Work in progress	607,328	642,132
Finished goods	764,747	884,250

	$4,402,517	$4,124,141

(1)	Includes advanced payments to purchase inventory in the amounts of $270,444 and $52,894 at December 31, 2010 and 2009, respectively.

NOTE 5                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009		Estimated Useful Life

Building	$236,562	$	---	25 Years
Leasehold improvements	715,745		649,325	5-14 Years
Motor vehicles	780,913		604,386	5-7 Years
Office equipment and furniture	577,624		495,124	3-16 Years
Equipment	4,975,896		4,607,528	5-14 Years
	7,286,738		6,356,363
Less – accumulated depreciation	(5,391,517)		(4,583,894)
	1,895,221		1,772,469
Less - impairment charge	(30,875)		(30,875)

	$1,864,346		$1,741,594

Depreciation expense for the years ended December 31, 2010 and 2009 were $576,833 and $556,086, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6                      INVESTMENTS AND LOAN TO ASSOCIATED COMPANY

On October 27, 2010, Mayotex entered into an agreement to invest up to $1.5 million in Mayo-Ben, a real estate company holding industrial properties in Israel which are occupied by the Company's subsidiaries under certain lease agreements, see Note 14, in consideration for the purchase of approximately 20 per cent of the share capital of Mayo-Ben on a fully diluted basis. Mayo-Ben is controlled by the estate of Mr. Joseph Fostbinder the former controlling shareholder of the Company.  The subscription price is subject to adjustment pursuant to an appraisal of Mayo-Ben's fair value. Mayotex also agreed to provide Mayo-Ben $1 million renovation loan to be utilized by Mayo-Ben to improve and renovate its industrial properties, subject to and upon the terms of the agreement.

On March 28, 2011 Mayotex and Mayo-Ben entered into an addendum to the agreement pursuant to which, in the event that the subscription price will be subject to adjustment, Mayotex may elect to provide a portion of the investment amount by means of a loan instead of a subscription for the shares of Mayo-Ben. Such loan would be granted on the same conditions, as the renovation loan, provided, however, that: (i) the loan granted by Mayotex to Mayo-Ben pursuant to the addendum, will not be subject to repayment under the terms of the renovation loan; and (ii) will bear interest of LIBOR minus 0.5% per year. Under the addendum, Mayotex will be entitled, at its own cost and expense, to obtain a new appraisal report that may challenge the findings of the original appraisal report upon the expiration of the third anniversary of the addendum. The relevant stipulations in the above agreement in respect of Mayo-Ben challenging such opinion apply, consistent with the appraisal opinion requested by Mayotex.

Mayotex has agreed to forgive the renovation loan in the event that Mayo-Ben invests at least the amount of the renovation loan in the renovation and improvement of the properties in accordance with a renovation plan agreed to by both parties and to the complete satisfaction of Mayotex within a three (3) year period commencing on the first closing date of the transaction, of which at least $200,000 must be spent for such renovations prior to August 30, 2011.

Pursuant to the draft of an appraisal report obtained by Mayotex to determine the fair value of Mayo-Ben, the parties agreed that the fair value of Mayo-Ben for the purpose of this agreement is $3,734,574, and Mayotex agreed to exercise its right under the addendum to convert a portion of the investment amount exceeding the fair value of 20% outstanding share capital of Mayo-Ben into a loan resulting in a total investment in Mayo-Ben of $938,750 and loans of $1,620,052 (including accrued interest).

Pursuant to the appraisal report Mayo-Ben’s fair value includes approximately $676,000 attributable to the net cash flow derived by Mayo-Ben from two consulting agreements with Export Erez and Mayotex. For further details in this respect, see Note 14.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6                      INVESTMENTS AND LOAN TO ASSOCIATED COMPANY (Con’t.)

Mayo-Ben requested the appraiser to reconsider certain information underlying the draft analysis, which may affect the company valuation of Mayo-Ben in the final appraisal report. Mayotex further agreed to extend the term during which Mayo-Ben is entitled to object to the appraisal report for up to twelve months. In anticipation of the final appraisal report, Mayo-Ben and Mayotex agreed that until a final determination is made, to apply a company valuation based on the highest company valuation in the range provided in the draft report. In addition, Mayo-Ben and Mayotex agreed that the final allocation of the investment amount will be subject to the final purchase price allocation report.

The Company accounted for its investment in Mayo-Ben based on the equity method.  As the monies related to the renovations loans are expended, these amounts will be reclassified to leasehold improvements and amortized over the shorter of the remaining lease term or useful life of the improvement.  Accordingly, the investment in and loans to Mayo-Ben as of December 31, 2010 consist of:

Investment in equity	$938,750
Loans to be granted	1,620,053
Less- unpaid amount	(1,283,812)
Total	$1,274,991

Condensed stand alone data of Mayo-Ben’s financial statements as of date of the closing of the agreement:

Current assets	$1,030,005
non current assets	1,391,522
current liabilities	552,793
Non current liabilities	1,090,768
Shareholders' equity	777,966
Retained earnings	125,105
Revenue	140,539
Cost of revenue	20,156
Profit	$167,130

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7                      SHORT-TERM DEBT

Short-term debt at December 31, 2010 and 2009 consisted of the following:

	Interest Rates	2010	2009

Overdraft credit	2.5% - 6.2% (average rate of 4.2%)	$1,094,287	$583,132
Current portion of long-term debt (see Note 8)		205,259	293,422

		$1,299,546	$876,554

The overdraft credit is a revolving credit facility due on demand for an amount that not exceed the cash and cash equivalents and deposits maintained by the  Company with  its principal banks.

To secure its short-term liabilities and long-term loans (see Note 9), the Company has provided a blanket floating lien in favor of several Israeli banks on all assets, securities, notes and other trade instruments that are deposited with the banks.

The maximum available and the average amounts of overdraft credit outstanding during the year ended December 31, 2010 were $1,964,559 and $701,202, respectively.

NOTE 8                      OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2010 and 2009 consisted of the following:

	December 31
	2010		2009

Government institutes	$	---	$56,603
Employees and institutions for payroll and related taxes		345,748	488,967
Advances from customers		402,938	322,988
Accrued expenses		280,922	32,714
Income taxes		126,369	146,499
Current portion of minimum royalty payment		283,500	---
		$1,674,026	$1,047,771

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 9                      LONG-TERM PORTION OF DEBT

Consists of:

	December 31
	2010		2009

Loan to acquire Owen Mills	$	---	$19,802
Loans from banks		446,204	541,870
		446, 204	561,672
Less – current maturities		(205,259)	(293,422)

		$240,945	$268,250

On February 28, 2005, the Company acquired all the outstanding shares in Owen Mills for $372,401, consisting of a note payable with a fair value of $172,401 and $200,000 in shares of common stock of the Company, both of which were to be paid over five years. As of December 31, 2010 the Company has met all of its payment obligations (see also Note 13).

On April 10, 2006, the Company borrowed $529,801 with interest at a fluctuating rate based on the Bank of Israel’s prime rate plus 1.4% per year (4.9% at December 31, 2010). The terms are 60 monthly payments commencing May 10, 2006 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2010, the balance of the loan was $42,928, and is included in the current portion of long-term debt.

On April 11, 2007, the Company borrowed $264,901 with interest at a fluctuating rate based on the Bank of Israel’s prime rate plus 2% per year (5.5% at December 31, 2010). The terms are 60 monthly payments commencing May 11, 2007 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2010, the balance of the loan was $83,542, of which $61,869 is included in the current portion of long-term debt.

On January 6, 2010, the Company borrowed $56,354 with interest at a fluctuating rate based on the Bank of Israel’s prime rate plus 0.5% per year (4% at December 31, 2010) which will be returned by one payment on September 6, 2012 with accrued interest. As of December 31, 2010, the balance of the loan was $56,458.

On January 8, 2010, the Company borrowed $34,052 with interest at a fluctuating rate based on the Bank of Israel’s prime rate plus 0.5% per year (4% at December 31, 2010). The terms are 32 monthly payments commencing February 10, 2010 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2010, the balance of the loan was $22,777, of which $12,857 is included in the current portion of long-term debt.

On March 18, 2008, the Company borrowed $45,033 with interest at a fluctuating rate based on the Bank of Israel’s prime rate plus 1% per year (4.5% at December 31, 2010). The terms are 36 monthly payments commencing April 18, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2010, the balance of the loan was $4,238, and is included in the current portion of long-term debt.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 9                      LONG-TERM PORTION OF DEBT (Con’t.)

On July 23, 2008, the Company borrowed $39,735 with interest at a fluctuating rate based on the Bank of Israel’s prime rate (3.5% at December 31, 2010). The terms are 36 monthly payments commencing August 23, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2010, the balance of the loan was $8,225, and is included in the current portion of long-term debt.

On July 31, 2008, the Company borrowed $264,901 with interest at a fluctuating rate based on the Bank of Israel’s prime rate plus 1.1% per year (4.6% at December 31, 2010). The terms are 60 monthly payments commencing August 31, 2008 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2010, the balance of the loan was $145,581, of which $56,354 is included in the current portion of long-term debt.

On August 19, 2010, the Company borrowed $42,265 with interest at a fluctuating rate based on the Bank of Israel’s prime rate plus 0.5% per year (4% at December 31, 2010). The terms are 48 monthly payments commencing September 19, 2010 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2010, the balance of the loan was $38,743, of which $10,566 is included in the current portion of long-term debt.

On December 27, 2010, the Company borrowed $43,689 with interest at a fluctuating rate based on the Bank of Israel’s prime rate minus 0.5% per year (3% at December 31, 2010). The terms are 60 monthly payments commencing January 19, 2011 with each payment consisting of a fixed amount of principal along with accrued interest. As of December 31, 2010, the balance of the loan was $43,689, of which $8,222 is included in the current portion of long-term debt.

The Company’s long-term debt with its banks is collateralized by a blanket floating lien on all assets, securities, notes and other trade instruments that are deposited with the banks (see Note 7).

Required principal payments (including current maturities) on long-term debt as of December 31, 2010 were as follows:

Year	Amount
2011	$205,259
2012	163,443
2013	52,169
2014	16,039
2015	9,294
446,204

Less: current portion	(205,259)

Long-term portion of debt	$240,945

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Certain classes of the Company’s employees are included in a comprehensive defined contribution pension plan for industrial workers. The Company is contributing to a pension fund in order to secure a pension for such employees. The Company contributes 6% or 8.33% of the employee’s salary each month to the pension fund, covering 72% or 100% of its obligation, respectively. Contributions charged to operations were $67,348 and $61,172 in 2010 and 2009, respectively.

For employees other than those referred to above, and for the remaining 28% not subject to the pension plan, the Company’s obligation under the Israeli Severance Payment Law is covered by regular payments to severance payment funds.  The funds presented in the consolidated balance sheets include Company contributions, profits and losses and interest in the fund accumulated to the consolidated balance sheet date. These funds amounted to $881,164 and $780,960 at December 31, 2010 and 2009, respectively.  The amounts deposited may be withdrawn only after fulfillment of the obligations under the Severance Payment Law as discussed above.  The liability for these employees' rights upon retirement amounted to $967,309 and $911,440 at December 31, 2010 and 2009, respectively.

NOTE 11                      INCOME TAXES

The parent company and its US subsidiaries file consolidated tax returns. Each Israeli subsidiary files separate tax returns. For 2010, the Company’s Israeli subsidiaries were taxed in Israel at a corporate tax rate of 25% and are subject to the Israel Income Tax Law (Inflation Adjustment) of 1985. In February 2008, the Israeli Parliament passed an amendment to the Income Tax (Inflationary Adjustment) Law, 1985, which limits the scope of the law starting in 2008 and thereafter. Beginning in 2008, the results for tax purposes are measured in nominal values, excluding certain adjustments for changes in the Consumer Price Index carried out in the period up to December 31, 2007. The amended law provides, among other things, for the elimination of the inflationary additions and deductions and the additional deduction for depreciation starting in 2008.

On July 25, 2005, the Israeli Parliament, approved the Law of the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among other things, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2005 – 34%, in 2006 – 31%, in 2007 – 29%, in 2008 – 27%, in 2009 – 26% and in 2010 and thereafter – 25%.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11                      INCOME TAXES (Con’t.)

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

Effective January 1, 2007, the Company adopted ASC 740. Upon adoption, the Company determined that it had no unrecognized income tax benefits or liabilities. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Unrecognized tax benefits are the difference between a tax positions that is taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to ASC 740.

A reconciliation of the beginning and ending amount of recognized provision is as follow:

Balance at January 1, 2009	$(88,901)
Additions for tax positions	(8,900)
Exchange rate differences	(1,007)
Balance at December 31, 2009	(98,808)
Additions for tax positions	(19,553)
Exchange rate differences	(7,308)

Balance at December 31, 2010	$(125,669)

As of December 31, 2010, income tax returns filed by the Company’s Israeli subsidiaries with the Israeli tax authorities for years prior to 2005, were no longer subject to examination by the Israeli tax authorities. As of December 31, 2010, the tax returns for the Company’s US entities for the years ended December 31, 2001 through 2010 are subject to examination.

During 2006, the Israeli tax authorities commenced an examination of certain of the Company’s Israeli subsidiaries’ income tax returns for the years 2003 through 2005. During 2007, the Israeli tax authorities proposed certain adjustments to the subsidiaries’ tax positions related to the allocation of costs within the group and management fees charged by the Company. During the year ended December 31, 2007, Mayotex and Export Erez reached a settlement with the Israeli tax authorities regarding their tax positions from 2003 through 2005 for an aggregate of $273,294 (including accumulated interest) related to the allocation of costs and management fees within the group.

As a result of these tax settlements and based upon the enforcement of Israeli statutory tax regulations, the Company recognized a tax expense of $19,553 and $8,900 in 2010 and 2009, respectively, and a current tax liability of $125,669 and $98,808 at December 31, 2010 and 2009, respectively (including anticipated interest), since it is more likely than not that the settlement achieved will be sustained by the Israeli Tax Authorities with respect to all of the Company’s Israeli subsidiaries for 2006 through 2010.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11                      INCOME TAXES (Con’t.)

Certain of the Company’s Israeli subsidiaries have elected to claim tax benefits under the Law for the Encouragement of Capital Investments, 1959, as amended on April 1, 2005 ("the Law") for "Beneficiary Enterprise" status. Pursuant to the provision of the Law, income derived from the "Beneficiary Enterprise" is tax exempt for 10 years from election year which was 2007 (“tax holiday”).

The entitlement to the above benefits is conditional upon the Company’s Israeli subsidiaries fulfilling the conditions stipulated by the Law and regulations published there under. In the event of failure to comply with these conditions, the benefits may be canceled and the Company’s Israeli subsidiaries may be required to pay income taxes on the income earned during the tax holiday, including interest. As of December 31, 2010, management believes that the Company’s Israeli subsidiaries are meeting all of the required conditions.

As a result of the Law, tax-exempt income attributable to the "Beneficiary Enterprise" will be subject to taxes upon dividend distribution or complete liquidation. As of December 31, 2010, there is approximately $1,872,414 of tax-exempt income earned by the Company's "Beneficiary Enterprises".  Of this amount, the Company has not provided for $936,207 of the tax-exempt income as the Company believes this amount would not be taxed upon liquidation. These earnings are essentially permanently restricted from distribution.  If this amount was to be taxed, it would be taxed at 26%-29%, resulting in $261,465 of taxes which a deferred tax liability has not been recorded.

The Company has recorded a deferred tax liability of $261,449 on the remaining $936,207 of tax-exempt income, which may not be distributed tax free in liquidation.

Under the Israeli Economic Policy for 2011 and 2012 (Legislative Amendments) Law, introduced in December 29, 2010 the Israeli Parliament (the "Knesset") approved an amendment to the Law for the Encouragement of Capital Investments, 1959, according to which a "preferred enterprise"  as defined in the amended law would be qualified for reduced tax rates for its preferred income as follows:

•	Preferred enterprises situated in area A – 12% for the tax years 2011 and 2012; 7.5% for the tax years 2013 and 2014; 6% starting 2015.

•	Preferred enterprises situated in other areas – 15% for the tax years 2011 and 2012; 12.5% for the tax years 2013 and 2014; 12% starting 2015.

Starting 2011, the Company’s Israeli subsidiaries can choose to continue the tax exemptions scheme started in 2007 which apply on the portion of income exceeding the "basic turnover" determined on 2007, or to adopt the tax benefits of "preferred enterprise".

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11                      INCOME TAXES (Con’t.)

The affect of the Company’s Israeli subsidiaries adopting of the new benefit scheme will depend upon the business outcome starting 2011. Accordingly, the company's management cannot evaluate the effect of the new scheme on its deferred tax.

Income from sources other than the "Beneficiary Enterprise" during the benefit period will be subject to tax at the effective standard corporate tax rate in Israel.

Income tax expense (benefit) for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009

Current year – Israel	$(20,433)	$188,617
Current year – US	-	-
Deferred – US and Israel	(80,734)	276,055

Income tax expense (benefit)	$(101,167)	$464,672

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2010 and 2009 (computed by applying the Israeli tax rate (25% and 26%, respectively) to income before taxes) as follows:

	2010	2009

Computed “expected” tax expense	$(643,269)	$256,604
Non-tax deductible expenses	371,487	22,928
Changes in income tax estimate from prior year (*)	(39,999)	(33,693)
Taxes on distribution of exempt income from Beneficiary Enterprise upon liquidation	---	235,947
Inflationary adjustment	(2,924)	(4,121)
ASC 740 reserve	19,553	8,900
Revenues tax exempt or taxable at different rate	452,329	(111,425)
Valuation allowance due to operating loss carry forwards in respect to US operation	(324,728)	124,582
Effect of change in tax rates on deferred taxes	---	(44,040)
Other	66,384	8,990

	$(101,167)	$464,672

(*) Related to tax benefit for a Beneficiary Enterprise in the previous years.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11                      INCOME TAXES (Con’t.)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred taxes asset – current:
Allowance for doubtful accounts	$79,555	$76,657
Trading securities	(7,972)	(14,755)
Reserve for vacation pay	56,232	63,611
Net operating loss carry forward	63,504	23,197

Total deferred tax assets – current	$191,319	$148,710

Deferred taxes asset – non-current:
Depreciable fixed assets	$7,974	$4,940
Net operating loss carry forward	734,690	409,962
Liability for employee rights upon retirement	23,893	20,719

	766,557	435,621
Less – valuation allowance due to losses carry forward	(734,690)	(409,962)

Total deferred tax assets – non-current	$31,867	$25,659

Deferred taxes liabilities – non-current:
Depreciable fixed assets	$(1,738)	$(13,839)
Taxes on distribution of tax-exempt income from Beneficiary Enterprise upon liquidation	261,449	245,797
Liability for employee rights upon retirement	(8,391)	(2,767)

Total deferred tax liabilities – non-current	$251,320	$229,191

At December 31, 2010, the parent company and its US subsidiary had net operating loss carry-forwards of approximately $1,885,000 for income tax purposes, available to offset future taxable income expiring in 2024; and Achidatex had net operating loss carry-forwards of approximately $   255,517  for income tax purposes, available to offset future taxable income. The consolidated financial statements include a valuation allowance for such loss carry forwards in the amount of $734,690 and $409,962 for the years ended December 31, 2010 and 2009, respectively. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $324,728 and $124,582, respectively.

Significant management judgment is required in determining the valuation allowance recorded against net deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent recovery is believed unlikely, establishes a valuation. For the parent company and its US subsidiary deferred taxes are computed at a rate of 34% for federal taxes, plus 6% for state taxes. For the Israeli subsidiaries, deferred taxes are computed at rates of 18%-24% which are the expected rates to be in effect when the deferred tax assets and liabilities are realized.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12                      COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Agreements

The Company’s executive offices are located at 12 Hamefalsim Street, Petach Tikva, Israel. The Company’s manufacturing, production and distribution facilities are located in seven locations in Israel and in the US, under non-cancelable operating leases with expiration dates through December 2015. Three of the operating leases are with affiliated parties. The monthly rental ranges from approximately $2,679 to $18,082.

The production activities of Achidatex and Export Erez are located in a 6,000 square meter building in Nazareth Industrial Area, owned by an Israeli company in which Mayo-Ben has 57.5% interest.  The lease will expire in December 31, 2012; however, under the investment agreement between Mayotex and Mayo-Ben (see note 14), Mayo-Ben undertook to extend the lease for a period of additional 36 months on the same terms and conditions of the current lease agreement and further granted Achidatex and Export Erez a discount equal to 2 months rental fees in 2011.

Achidatex sub-leases 678 square meters of industrial space in Nazareth Industrial Area which is used for its dyeing activities.  The annual rental expense for this facility was $57,862 in 2010.

Export Erez leases approximately 300 square meters of office space for its headquarter offices in Petach-Tikva. The lease will expire on April 30, 2012.

Mayotex leases 1,000 square meters of industrial space and additional 1,280 square meters of outdoor space in the Industrial Area of Ashkelon for its car armor installations. Mayotex leases the facility from Mayo-Ben. Recently and pursuant to the investment agreement between the Mayotex and Mayo-Ben (see note 14), Mayotex and Mayo-Ben entered into a new lease agreement under which: (i) the lease period was extended until December 2015; (ii) the annual rental fee for the initial 2.5-year period will be $56,255; and (iii) the annual rental fees for the remaining 2.5 years under the agreement will be $64,291. The parties further agreed that the rental fees for 2010 will be retroactively reduced to $57,059 (instead of $67,506 as provided under the previous agreement).

Export Erez leases approximately 1,219 square meters of space in the Industrial Area of Sderot, primarily for its cut and sew operations. Pursuant to the investment agreement with Mayo-Ben, Export Erez entered into a new lease agreement for these premises under which: (i) the lease period was extended until December 2015; (ii) the annual rental fees were reduced to $58,778 for the first 2.5 years (instead of $82,289 as provided under the previous agreement); and (iii) the annual rental fees for the remaining 2.5-year period will be $66,615.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12                      COMMITMENTS AND CONTINGENCIES (Con’t.)

Mayotex leases approximately 1,734 square meters of industrial space in the Alon Tavor Industrial Zone near Afula, Israel for the purpose of the operation of the Company's dry storage business. In 2010, Mayotex exercised its right of early termination effective June 30, 2011.

During 2010, Owen Mills leased approximately 9,000 square feet of space in Van Nuys, California. In December 2010, Owen Mills entered into a new lease agreement for a period of five years for approximately 17,000 square feet of space in another facility in Van Nuys, California. Under the above lease agreement, Owen Mills will pay annual rental fees of $156,000 for the first year (which are subject to a discount in an amount equal to 3 month rental fees). The rental fees under the above agreement are subject to 3% annual increase.

In January 2011, Export Erez entered into a lease agreement for 2,025 square meters of industrial space at the Industrial Area of Sderot to be used to the Company's dry storage business which are transferred from the Company's facility in Alon Tavor. The lease period is until February 28, 2014with annual rental fees of $91,133 (subject to a discount in an amount equal to 2 months rental fees for the first year). Export Erez has an option to extend the term of the lease agreement by 3 additional years with annual rental fees of $94,936.

In February 2011, Mayotex entered into a lease agreement in respect of 2,025 square meters of industrial space at the Industrial Area of Sderot for the purpose of occupying Mayotex's car armoring businesses, Vacutec's fiberglass business and in addition once the Philcar acquisition is completed the car armoring and equipping business of Philcar. The lease period is until April 30, 2014 with an option for an additional lease period of two years. The annual rental fees during the initial term of the lease is $84,623 and during the term of the option is $88,572.

Future minimum lease payments under the terms of the operating leases that are in effect at December 31, 2010 are as follows:

Year	Related Party	Unrelated Party	Total

2011	$510,427	$142,441	$652,868
2012	510,427	94,675	605,102
2013	294,068	-	294,068
2014	225,733	-	225,733
2015	139,516	-	139,516
	$1,680,171	$237,116	$1,917,287

Total rent expense under the operating leases for the years ended December 31, 2010 and 2009 was $678,627 and $564,998, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12                      COMMITMENTS AND CONTINGENCIES (Con’t.)

(B)   Royalty commitment

Under the provisions of the Isorad Agreement (see Note 1 B) Optics is committed to pay annual royalties of 3% out of its sales for a period of 15 years commencing on the Effective Date of the Isorad Agreement with a minimum payment of approximately: (i) $133,000 payable per year during the earlier of: (a) the lapse of an 18-month period as of the Effective date; or (b) until the date of completion of the transfer of the site of the Germanium Crystals Business, (this payment includes a reimbursement of costs for the usage of the site and equipment acquired or used by Optics during such initial period); and (ii) $53,000 per year during the years following the initial period. As of December 31, 2010, the total amount of royalties due to Isorad was approximately $750,000.

(C) Contingencies

The Company had an employment agreement with its former president, pursuant to which the former president is entitled to additional compensation of 1.5% of the growth in the Company’s total sales since 2002. The former president, at his option, may receive shares of common stock in lieu of cash. For the years ended December 31, 2010 and 2009, there was no bonus entitlement due from Company.

(D) Guarantees and liens

As of December 31, 2010, guarantees of approximately $1,412,617 were issued by banks on behalf of the Company's Israeli subsidiaries, mainly for performance in different projects and to guarantee Mayosar Technologies Ltd.'s liability under its agreement with Isorad Ltd. (see Note 1B), as set out below.

By	Beneficiary	Face value Amount	Issue Date	Expiration Date
Achidatex	Israeli Labor Court	NIS5,000	30/03/1998	31/12/2020
Achidatex	Israeli Ministry of Defense	NIS74,500	27/04/2010	25/10/2011
Achidatex	Israeli Ministry of Defense	NIS33,556	02/06/2010	30/11/2011
Achidatex	Israeli Ministry of Commerce and Industry	NIS25,000	30/06/2010	02/01/2011
Achidatex	Linduer Dornier GMBH	€170,000	30/11/2010	28/2/2011
Mayotex	Mivnei Taasiya Ltd.	NIS87,868	19/02/2007	31/03/2011
Mayotex	Israeli Ministry of Commerce and Industry	NIS50,000	06/04/2008	06/01/2011
Mayotex	The State of Israel	NIS2,500,000	27/11/2008	26/12/2011
Mayotex	Rizzo Inc.	US$250,000	10/06/2008	30/06/2011
Mayotex	Rizzo Inc.	US$50,000	21/10/2009	01/07/2011
Export Erez	The Republic of the Chile	US$50,000	09/11/2010	29/04/2011
Export Erez	Israeli Ministry of Defense	NIS15,000	05/07/2010	03/01/2011
Export Erez	Ministerio del Interior Uruguay	US$2,700	09/11/2010	29/04/2011

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12                      COMMITMENTS AND CONTINGENCIES (Con’t.)

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

(E) Litigation

On February 11, 2009, a lawsuit was filed with the Jerusalem District Court (the "Court") against Achidatex, its former chief executive officer, Mr. Avraham Haztor, and Export Erez USA Inc. Export Erez was subsequently added as a defendant in the action. The suit alleges that Achidatex materially breached its February 22, 2000 agreement with the plaintiff, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology, underlying the sandals, worldwide and only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.8 million). The defendants filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex. The petition to consolidate the counter-claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. The defendants filed a statement of defense and the proceedings are currently at the stage at which the parties have to submit affidavits containing evidence. The Company believes that the risk under the above lawsuit is not material to the business of the named subsidiaries. The Company intends to vigorously defend its position against the lawsuit.

On July 12, 2010, a lawsuit was filed with the Tel-Aviv Regional Labor Court (the "Labor Court") against the Company, Mayotex and Export Erez and against an officer of the Company, by a former employee. The plaintiff alleges that the Company breached her employment agreement and violated certain Israeli labor related legislation by not paying her severance, payment in lieu of vacation, recuperation payments, contribution to a study fund, payments due during a prior notice period and compensation for unpaid overtime. She also claimed that she was the subject of sexual harassment, and consequently, the defendants violated certain applicable Israeli legislation. The plaintiff is seeking damages of $414,775. The Company believes that the amounts sought are exaggerated and that the exposure, if any, is not material to the business of the Company. The defendants have filed statements of defense rejecting the former employee's claims and initiated a counter claim in the amount for $28,129 in respect of libel and slander. The Company intends to vigorously defend its position. The Labor Court has imposed a gag order on the parties to the lawsuit.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 13                      SHAREHOLDERS’ EQUITY

Effective February 28, 2005, the Company acquired all of the outstanding shares of Owen Mills in consideration for a $200,000 note and shares of the Company's common stock having a value of $200,000, based on the average closing price per share of the Company's common stock for the ten trading days preceding the issuance of such shares. The Company agreed to pay the $400,000 of aggregate consideration as follows: (i) $3,333.33 each month commencing on March 31, 2005 and thereafter on the last business day of each successive month until the Company paid the owner of Owen Mills Company $200,000 ( all of which has been paid); (ii) $40,000 in the form of shares of common stock of the Company payable within fifteen (15) business days from the date of the agreement (on April 27, 2005 the Company issued 36,463 shares of common stock having a fair value of $40,000); and (iii) four annual issuances of $40,000 of the Company's common stock. On April 3, 2006, the Company issued 123,077 shares of common stock having a fair value of $40,000. On May 1, 2007, the Company issued 74,074 shares of common stock having a fair value of $40,000. On March 18, 2008, the Company issued 123,839 shares of common stock having a fair value of $40,000. On June 8, 2009, the Company issued 209,424 shares of common stock having a fair value of $40,000 and has no further obligation to issue any shares of common stock.

Outstanding Stock Warrants:

As of December 31, 2009, warrants to purchase 202,500 shares of common stock were outstanding. These warrants were not exercised and expired in June 2010.

The Company adopted as of January 1, 2007, FASB ASC 815 “Accounting for Registration Payment Arrangements” (formerly FSP EITF 00-19-2) (“ASC 815”), which addresses an issuer’s accounting for registration payment arrangements. The ASC 815 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB ASC 450 (formerly SFAS No. 5), "Accounting for Contingencies". The ASC 815 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. As of December 31, 2010 and 2009, the Company has not recorded a liability for the registration payment arrangement.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 14                      RELATED PARTIES

(A) Expenses Transactions with Related Parties

	2010	2009

Lease and rent expenses to Mayo-Ben, see Note 1 and 12(A)	$418,952	$401,492
Purchase of materials and maintenance costs	---	137,314
Consulting fee and commission to a former director	124,916	115,022
Management, CEO and president services cost	237,650

(B) Balances with Related Parties

	2010	2009

Accounts payable controlling shareholder	$(44,713)	$(129,900)
Consulting fee and commission	6,552	0
Accounts payable *	(112,040)	(333,068)

*           In 2009, the payable amounts include debt for the purchase of materials, lease expenses and maintenance costs, during the ordinary course of business from Mayo-Ben and a company controlled by Mayo-Ben. In 2010, the payable amounts include rental fees under lease agreements.

 (C) Related Parties Transactions

Service Agreement with new controlling shareholder, President and Chief Executive Officer

Effective January 1, 2010, Mr. Uri Nissani was appointed as the Company's Chief Executive Officer, President and member of the Company's Board of Directors.

Under the engagement letter entered into by the Company and Mr. Nissani, commencing January 1, 2010, Mr. Nissani was to be employed by the Company and render management services, including the performance of the roles of chief executive officer and president, in consideration of a monthly salary of $12,000, the use of a company car and social and other benefits as are customary and required under Israeli law. The terms of Mr. Nissani's engagement provides for a 180-day prior notice for termination of employee-employment relationship.

Pursuant to the terms of the engagement letter, the Company granted Mr. Uri Nissani, subject to obtaining the approval of the Company's Board of Directors and certain other approvals and authorizations, which as of the date hereof have not yet been obtained, options to purchase 7,088,259 shares of common stock of the Company with par value of $ 0.0001; out of which 2,835,299 options will vest upon the achievement of certain milestones with respect to the Company's performance in 2010 and 2011, as shall be agreed by the parties in a detailed option agreement to be entered into by Mr. Nissani and the Company. The remaining 4,252,960 stock options were to vest in 10 equal quarterly installments of 425,296 stock options, commencing on March 31, 2010.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 14                      RELATED PARTIES (Con’t.)

The exercise price of the options will be agreed upon by the parties, provided that in no event the exercise price of the options exceeds the quoted market price of the Company’s common stock on the OTCBB at the close of business on December 31, 2009.

As of December 31, 2010, the parties have not signed a detailed option agreement and none of the options are deemed to be granted.

On October 13 2010, Meira Fostbinder (as the Executrix of the estate of Mr. Joseph Fostbinder, the former controlling shareholder of the Company), Meira Fostbinder (individually), Sharon Fostbinder and Avital Gerson (the "Fostbinders") entered into a share purchase agreement (the “Share Purchase Agreement”) with Achiam Investments Ltd. (“Achiam”), a private company controlled by Mr. Nissani, under which Achiam agreed to purchase and the Fostbinders agreed to sell, an aggregate of 19,460,000 shares of common stock of the Company, or approximately 69.13%,of the outstanding shares of common stock of the Company.

Consulting and commission fee arrangements with a director

The Company is committed to pay a consulting fee and commissions on the revenues generated from sales of Export Erez to non-Israeli clients to Mr. Dan Zarchin, a consultant of the Company and a former member of the Company's board of directors. Mr. Zarchin resigned his office as a member of the Company's board of directors effective on January 7, 2010. The annual commission to which Mr. Zarchin is entitled to under his consulting agreement equals approximately 5% of the annual revenues of Export Erez from its non-Israeli clients in addition to a monthly retainer in the amount of $1,410..

Services agreements with Mayo-Ben

On November 1, 2010 Export Erez entered into a 24-month consulting agreement with Mayo-Ben for a monthly consideration of $13,394 ($338,123 for the entire term of the agreement). Pursuant to this consulting agreement, Mayo-Ben will provide Export Erez, through its controlling shareholder, Ms. Sharon Fossbinder (an affiliate of a former controlling shareholder of the Company), consulting  services with respect to the business of Export Erez, including advice to the board of directors and management of Export Erez with respect to the operation of its business, developing scalable and efficient operations and business processes and with respect to participating in tenders within the framework of Export Erez's business operations, see also Note 6. In addition to the above services, Mayo-Ben further undertook to: (i)  provide Export Erez all of the assistance  it will require in connection with the filing and preparation of a petition to be filed with the Israeli Government in respect of obtaining additional grants pursuant to an amendment of the Disengagement Law; (ii) waive all rights that it may have had in respect of the portion of any additional grants it may be entitled to under Disengagement Law; (iii) enter into an a perpetual and irrevocable non-compete undertaking; and (iv) enter into a confidentiality and intellectual property assignment agreement.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 14                      RELATED PARTIES (Con’t.)

On November 1, 2010 Mayotex entered into a 24 month consulting agreement with Mayo-Ben for a monthly consideration of $13,394 ($338,123 for the entire term of the agreement). Pursuant to this consulting agreement, Mayo–Ben will provide Mayotex through one of its controlling shareholders, Mr. Gil Fostbinder (the son of the former controlling shareholder of the Company), consulting  services consulting  services with respect to the business of Export Erez, including advice to the board of directors and management of Export Erez in respect of the operation of its business, developing scalable and efficient operations and business processes and with respect to participating in tenders within the framework of Export Erez's operation of business, see also Note 6. In addition to the above services, Mayo-Ben further undertook to: (i)  provide Export Erez all of the assistance  it will require in connection with the filing and preparation of a petition to be filed with the Israeli Government in respect of obtaining additional grants pursuant to an amendment of the Disengagement Law; (ii) waive all rights that it may have had in respect of the portion of any additional grants it may be entitled to under Disengagement Law; (iii) enter into an a perpetual and irrevocable non-compete undertaking; and (iv) enter into a confidentiality and intellectual property assignment agreement.

Pursuant to a lease agreement effective since January 1, 2001 (as extended and amended from time to time), Achidatex and Export Erez lease an industrial building located in the Nazareth Industrial Zone, from a company owned by the former shareholders of Achidatex, Mr. Avraham Hatzor, Mr. Freddy Davidovitz, Mr. Shmuel Davidovitz and Mayo-Ben, a company controlled by the estate of Mr. Joseph Fostbinder in which the Company has an indirect 20% interest.  The lease will expire on December 31, 2012, however, under the investment agreement between Mayotex and Mayo-Ben, Mayo-Ben undertook to extend the lease agreement on terms and conditions that will be no less  beneficial to Achidatex and Export Erez as the terms and conditions of the current lease agreement.

Export Erez leases approximately 1,219 square meters of space in the Industrial Area of Sderot from Mayo-Ben, primarily for its cut and sew operations. Export Erez recently entered into a new lease agreement, pursuant to the terms of the investment agreement with Mayo-Ben. The new lease provides for: (i) the extension of the lease until December 2015; (ii) reduced annual rental fees of $58,778 for the first 2.5 years (instead of $82,289 as provided under the previous agreement); and (iii) annual rental fees of $66,615 for the remaining 2.5-year period.

Mayotex leases 1,000 square meters of industrial space and an additional 1,280 square meters of outdoor space in the Industrial Area of Ashkelon from Mayo-Ben for its car armor installations. Pursuant to the investment agreement with Mayo-Ben and effective as of January 2011, Mayotex entered into a new lease agreement with Mayo-Ben under which: (i) the lease period was extended until December 2015; (ii) the annual rental fees for the initial 2.5-year period will be $56,255; and (iii) the annual rental fees for the remaining 2.5 years will be $64,291. The parties further agreed that the rental fees for 2010 will be retroactively reduced to $57,059 (instead of $67,506 as provided under the previous agreement).

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 15                      SEGMENT INFORMATION AND CONCENTRATIONS

During the years 2010 and 2009, the Company operated and managed two strategic business units: production for the civilian market and the military market. These operational segments are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used in more than one segment and any allocation would be impractical.

(A) Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated
December 31, 2010
Revenue from sales	$3,716,419	$1,754,186	$5,144,353	$5,970,205	$16,585,163
Gross profit	520,653	399,317	952,024	1,023,431	2,895,425
Corporate unallocated costs					4,764,641
Loss from operations					(1,869,216)

December 31, 2009
Revenue from sales	$2,625,347	$1,153,659	$7,467,792	$5,256,306	$16,503,104
Gross profit	709,665	176,552	1,442,258	1,060,013	3,388,488
Corporate unallocated costs					2,632,340
Income from operations					756,148

(B) Geographic Areas - revenues

	Year ended December 31,
	2010	2009

Israel	$8,860,773	$10,093,141
South America	3,516,609	1,946,546
North America	1,754,424	1,411,704
Europe and Asia	644,996	1,203,367
Africa	1,808,361	1,848,346

Total	$16,585,163	$16,503,104

(C) Single Customer Exceeding 10% of Sales:

	2010	2009
Sales
Israeli Ministry of Defense and Government of Israel	$4,801,560	$7,121,326

Accounts receivable balance
Israeli Ministry of Defense and Government of Israel	$820,950	$1,608,806

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 16                      OPERATING EXPENSES

General and Administrative

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2010 increased by 60% to $3,044,026 from $1,902,410 for the year ended December 31, 2009, primarily due to an increase in consultant fees and labor costs.

Acquisition Related Costs. In order to complete the Isorad Agreement, we incurred $1,058,814 of expenses which were expensed in 2010.

Compensation from Government

(A)  Compensation for War Damages

Export Erez and Mayotex received $50,909 and $165,129, respectively, as compensation from the Israeli Government, under the "Property Tax and Compensation Payments for War Damages" Regulations, for the loss of employment days and potential revenues during the two years ended December 31, 2009 due to the security and military situation in the area in which Export Erez and Mayotex were located. This $216,038 of compensation was recorded as a reduction to the Company’s operating expenses in 2009.

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

On February 18, 2008 Export Erez, Mayotex and Achidatex signed definitive agreements with SELA Agency, a government agency, established pursuant to the Evacuation Compensation Law, for compensation of approximately $6 million, net of advanced payments of approximately $523,000, received by the Company during 2007. The net compensation payments of $4,827,280 were recognized as an extraordinary gain, net of related taxes during 2008.

NOTE 17                       SUBSEQUENT EVENTS

In March 2011, Mayotex entered into an agreement to acquire all of the outstanding share capital of Philcar Ltd. ("Philcar"), an Israeli company operating in the field of equipping and armoring, lightweight and medium-weight vehicles. Mayotex entered into this agreement in order to strengthen and broaden the scope of services and products offered by Maoytex. The agreement to acquire the share capital of Philcar Ltd. has not yet been consummated.