Form 10-Q
period 2011-03-31
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2011-05-16
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ______________ to _________________

Commission file number: 0-30105

 DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐   No ☒

As of May 11, 2011 the issuer had 28,150,535 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

Part I - Financial Information:

Item 1.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$3,064,038	$3,502,461
Trading securities	1,788,598	1,894,864
Accounts receivable, net of allowance for doubtful accounts of $ 375,963, and $368,477, respectively	2,660,362	2,324,985
Inventories	5,677,356	4,402,517

Deferred taxes	206,042	191,318
Other current assets	653,991	398,297
Total Current Assets	14,050,387	12,714,442

PROPERTY, PLANT AND EQUIPMENT, NET	2,261,875	1,864,346

INVESTMENT AND LOANS TO ASSOCIATED COMPANIES	1,314,238	1,274,991

OTHER ASSETS
Funds in respect of employee rights upon retirement	953,633	881,184
Intangible assets, net	1,328,307	1,300,445
Deferred taxes	20,543	22,155
Total Other Assets	2,302,483	2,203,784

TOTAL ASSETS	$19,928,983	$18,057,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

LIABILITIES AND EQUITY

	March 31, 2011	December 31, 2010
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,858,633	$1,519,545
Accounts payable – related parties	33,362	156,753
Short-term debt	1,951,344	1,299,546
Other current liabilities	2,388,450	1,674,027
Total Current Liabilities	7,231,789	4,649,871

LONG-TERM LIABILITIES
Long-term portion of debt	206,612	240,945
Long-term portion of minimum royalty payment to the Government of Israel	475,613	466,500
Deferred tax liability	275,992	261,866
Liability for employee rights upon retirement	1,029,475	967,309
Total Long-Term Liabilities	1,987,692	1,936,620

TOTAL LIABILITIES	9,219,481	6,586,491

COMMITMENTS AND CONTINGENCIES	---	---

EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,200,535 shares issued and 28,150,535 shares outstanding at March 31, 2011	2,920	2,920
Additional paid-in capital	2,997,370	2,997,370
Treasury stock (1,050,000 shares at cost)	(252,000)	(252,000)
Retained earnings	6,686,630	7, 603,276
Accumulated other comprehensive income	1,274,582	1,119,506
TOTAL PARENT COMPANY SHAREHOLDERS' EQUITY	10,709,502	11,471,072
Non-controlling interest	---	---
TOTAL EQUITY	10,709,502	11,471,072

TOTAL LIABILITIES AND EQUITY	$19,928,983	$18,057,563

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

NET REVENUES	$3,593,437	$2,993,731

COST OF SALES	2,929,917	2,390,352

GROSS PROFIT	663,520	603,379

OPERATING EXPENSES
Selling	777,044	115,772
General and administrative	721,895	697,409
Total Operating Expenses	1,498,939	813,181

LOSS FROM OPERATIONS	(835,419)	(209,802)

OTHER INCOME (EXPENSES)
Financial expenses	(85,231)	(127,892)
Financial income	82	37,858
Other income (expenses), net	(3,718)	50,372
Total Other Expenses	(88,867)	(39,662)

LOSS BEFORE INCOME TAXES	(924,286)	(249,464)

Tax expenses	(865)	(5,125)

LOSS BEFORE SHARE IN PROFIT OF ASSOCIATED COMPANY	$(925,151)	$(254,589)

Share in profit of associated company	8,505	---

NET LOSS	(916,646)	(254,589)

Net loss attributable to controlling interest	(916,646)	(254,589)

Basic and diluted net loss per share attributable to controlling interest	(0.033)	(0.091)
Weighted average number of shares outstanding - basic and diluted	28,150,535	28,150,535

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive	Total Parent Company Shareholders'	Non-controlling	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Loss	Equity	Interest	Equity

Balance as of January 1, 2011	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$7,603,276	$1,119,506	(1,812,315)	11,471,072	--	$11,471,072

Comprehensive loss:

Net loss						(916,646)		(916,646)	(916,646)		(916,646)

Foreign currency translation gain							155,076	155,076	155,076		155,076

Total comprehensive loss								(761,570)

Balance as of March 31, 2011	29,200,535	2,920	1,050,000	(252,000)	2,997,370	6,686,630	1,274,582		10,709,502		10,709,502

Balance as of January 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,176,352	$358,745		--	--	$13,283,387

Comprehensive loss:

Net loss	-	-	-	-	-	(254,589)	-	$(254,589)	--	--	(254,589)

Foreign currency translation gain	-	-	-	-	-	-	227,655	227,655	--	--	227,655

Total comprehensive loss								$(26,933)

Balance as of March 31, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,921,763	$586,400				$13,256,453

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(916,646)	$(254,589)

Adjustments to reconcile net loss to net cash provided by operating activities:
Items not effecting cash:
Depreciation and amortization	192,713	144,606
Provision for doubtful accounts	975	(9,058)
Deferred taxes	65	1,024
Net unrealized loss (gain) on trading securities	14,699	(18,686)
Gain from the disposal of Dragonwear Trading Ltd.	---	(13,717)
Gain from settlement of long term note	---	(8,968)
Accrued interest and exchange rate differences of long-term debt	(23,853)	1,685
Accrued interest and exchange rate differences on refundable deposits for the purchase of a business	(33,148)	(15,320)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(281,140)	942,143
Decrease (increase) in inventories	(1,421,726)	134,069
(Increase) decrease in trading securities	123,424	(24,221)
Decrease in related parties accounts	(121,499)	(15,177)
(Increase) decrease in other current assets	103,473	(17,600)
Increase in funds in respect of employee rights upon retirement	(53,247)	(20,288)
Increase in accounts payable	1,208,464	170,580
(Decrease) increase in other current liabilities	923,853	(82,935)
Increase in liability for employee rights upon retirement	41,712	29,219
Net cash (used in) provided by Operating Activities	(241,881)	942,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(495,361)	(107,817)
Refundable deposits for purchase of a business	---	(13,782)
Net cash used in Investing Activities	(495,361)	(121,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	368,873	(219,301)
Proceeds from long-term debt	---	85,920
Repayment of long-term debt	(51,759)	(78,161)
Net cash used in Financing Activities	317,114	(211,542)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(18,295)	106,621

NET INCREASE IN CASH AND CASH EQUIVALENTS	(438,423)	716,247

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,502,461	3,783,631

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,064,038	$4,499,878

INTEREST PAID	$25,919	$13,480

TAXES PAID	$39,751	$91,879

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED

NOTE 1                  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.
The accompanying unaudited interim consolidated financial statements as of March 31, 2011 and for the three-month period then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States.

B.
The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the Company's latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2010.

C.
The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2010 and for the year then ended and the accompanying notes thereto.

D.	Principles of Consolidation

The interim financial statements include the accounts of Defense Industries International, Inc., its wholly owned subsidiaries, Export Erez USA, Inc., Rizzo Inc.  (doing business as Owen Mills Company), Export Erez, Ltd. (“Export Erez”), Mayotex, Ltd. (“Mayotex”),  Mayosar Technologies Ltd. (“Mayosar”), Philcar Ltd. ("Philcar"), and Achidatex Nazareth Elite (1977) Ltd. (“Achidatex”). In addition, the Company holds 82% of the issued and outstanding share capital of Isorad IR Optics Ltd. ("Optics").

All significant inter-company accounts and transactions have been eliminated in consolidation.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED

E.	Per share data

Basic net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months ended March 31, 2011 and 2010, respectively, common stock equivalents to purchase 202,500 shares of common stock were not included in diluted loss per share because their effect is anti-dilutive.

F.	Fair value

The Company categorizes the fair value of its financial assets and liabilities according to the hierarchy of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820 "Fair Value Measurements and Disclosures" ("FASB ASC 820"), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.

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

In addition to the assets and liabilities described above, our financial instruments also include cash, accounts receivable, other receivables, accounts payable, accounts payable to related parties, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at March 31, 2011 and December 31, 2010 due to the short-term maturity of these instruments.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED

NOTE 2                   BUSINESS COMBINATION AND CERTAIN TRANSACTIONS

1.On December 21, 2008, Mayosar, through its wholly owned subsidiary, Optics, entered into an agreement (the "Isorad Agreement") to purchase the Germanium Crystals Business of Isorad Ltd. ("Isorad"), an Israeli governmental company. The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications. After a period of uncertainty, in August 2010, Mayosar, Optics and Isorad executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement under certain conditions. On December 19, 2010 (the "Effective Date"), the Isorad Agreement was approved and became effective. Pursuant to the Isorad Agreement, Optics is to pay annual royalties to Isorad of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement (the "Effective Date"), with a minimum of approximately $133,000, payable on an annual basis during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the years following the above initial period. Isorad also has the right to acquire 5% of the share capital of Optics on a fully diluted basis for a nominal value during an original 24-month period beginning on the Effective Date. Such right was extended until January 1, 2012. In the event of an allotment of shares representing 5% of Optics’ share capital to Isorad upon the exercise by Isorad of its option, Optics will issue additional shares of Optics to Mayotex on a pro rata basis, in order for Mayotex to retain a 82% interest in Optics’ share capital.

If the Israeli Government does not approve the 5% purchase of the Optics shares by Isorad within the above period, the right to acquire the shares will expire and Isorad will be entitled to a payment of $75,000 from Optics. Optics has the right during the four-year period following the Effective Date to redeem its commitment to pay royalties and the right by the Israeli government to purchase 5% of Optics for a fixed payment of $750,000, less all royalties paid to Isorad through that date.

In order to complete this transaction, the Company incurred $1,058,814 in acquisition costs. These costs were expensed in 2010.

The following table summarizes the consideration transferred and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash payment to Isorad (in the form of a deposit paid in January 2009)	$698,570
Minimum guaranteed royalty payments	750,000
Total consideration	1,448,570

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (including cash and cash equivalents of $82,947)	196,539
Property and equipment	152,284
Intellectual properties and technology	817,000
Non-compete agreement	50,000
Customer relationships	100,000
Trade name	300,000
Accounts payable and other current liabilities	(92,253)
Deferred income taxes liabilities	(75,000)
Total identifiable net assets acquired	$1,448,570

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED

The allocation of purchase price for customer relationships, non-compete agreement, trade name, intellectual property and technology are provisional pending receipt of the final valuations of those assets. These assets have an expected future life of 10 years, 3 years, 10 years, and 6 years, respectively.

Amortization cost for the three months ended March 31, 2011 for the customer relationships, non-compete agreement, trade name, intellectual property and technology are $2,500, $4,167, $7,500 and $34,042, respectively.

The unaudited pro forma information below assumes that the acquisition of the Isorad business was consummated on January 1, 2009, and includes the effect of amortization of intangible assets from that date. This data is presented for information purposes only and is not necessarily indicative of the results of future operations or the results that would have been achieved had the acquisition taken place at those dates.

The pro forma information is as follows:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
	Unaudited

Net revenues	3,593,437	3,238,788

Net loss	(916,646)	(396,971)

Basic net loss per share	(0.033)	(0.014)

Diluted net loss per share	(0.033)	(0.014)

2. In December 2008, Mayotex entered into an investment agreement (the "Sarino Agreement") with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (together, "Sarino"), to form an entity which would acquire part of Isorad (see Note 1.B.2). Pursuant to the Sarino Agreement, Mayotex and Sarino incorporated Mayosar, in which Mayotex held 50.1% of the outstanding shares and Sarino held the remaining 49.9% of the outstanding shares. Mayotex paid Sarino (the "Sarino Payment”) $1,000,000 (recorded as refundable deposit on purchase of business on the balance sheet as of December 31, 2009). The completion of the agreement was contingent on the completion of the Isorad Agreement (see Note 1.B.2). This agreement was finally approved in December 2010.
After this period of uncertainty, in December 2010, Sarino and Mayotex entered into a settlement agreement (the "December Agreement") according to which Mayotex was registered as the holder of 100% of the issued and outstanding share capital of Mayosar and Mayosar in turn transferred 82% of its ownership interest in its then wholly owned subsidiary, Optics, to Mayotex and 18% of its ownership interest in Optics to Sarino. In the December Agreement, the parties agreed to amend the terms and conditions of the Sarino Payment to provide for: (i) repayment of the Sarino Payment plus interest at LIBOR plus 1% per year, commencing as of December 19, 2010 and due on December 19, 2020; or (ii) Sarino could require Mayotex to acquire its interest in Optics as repayment of the Sarino Payment and accrued interest. As of December 31, 2010 the Company's accumulated amount for accrued interest on the Sarino Payment was $58,814 and the value recorded for the put option granted to Sarino was $ 1,058,814. The entire value of the put option was recorded as an acquisition expense during 2010.

In accordance with the December Agreement, Optics shall distribute as dividends, once per calendar year, at least 30 % of it distributable profits to its shareholders, pro rata to their holdings in Optics as at the date of such distribution. The remaining 70% of Optics  distributable profits shall be used to repay any and all amounts granted or deemed granted by Mayotex to Optics, until their full repayment.

As of March 31, 2011 amount granted or deemed granted by Mayotex to Optics was $1,027,339 of which no amount has been repaid as of March 31, 2011.

3. On February 22, 2010, Mayotex entered into a contract for the acquisition of the business of Vacutec Industries Ltd., a manufacturer of fiberglass product products for the automotive industry. Pursuant to the agreement Mayotex acquired certain fixed assets, inventories, customer list and backlog in consideration of $23,000, of which $13,243 was paid prior to December 31, 2010.

Management allocated the purchase price to the following assets on the basis of their fair value:

Fixed assets	$22,205
Inventory	1,830
Customer list and backlog	28,445

Accordingly the excess fair value of the assets purchased over the purchase price (bargain gain), in the amount of $25,994 was recognized in to the income statement at the date of the acquisition.

4. In March 2011, Mayotex entered into an agreement with Rabintex Industries Ltd. ("Rabintex"), to purchase Philcar Ltd. ("Philcar"), a company that specializes in equipping and protecting vehicles, for an amount of $214,304. Under the terms of the agreement, Mayotex may pay Rabintex additional compensation of up to $160,728, depending on the amount of orders that Philcar receives from certain customers during the six-month period following the closing of the transaction. The transaction was completed on May 3, 2011.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED

NOTE 4                   INVENTORIES

Consist of:

	March 31, 2011	December 31, 2010

Raw materials (1)	3,512,076	3,030,442
Work in progress	1,177,470	607,328
Finished goods	987,810	764,747

	5,677,356	4,402,517

(1) As of March 31, 2011 and December 31, 2010, raw materials include advanced payments to purchase inventory of $156,097 and $52,894, respectively.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED

NOTE 5                   SEGMENT INFORMATION AND CONCENTRATIONS

The Company has two strategic business segments: sales to the civilian market and sales to the military market.

The military and the civilian markets are further broken down between Israel (local) and other (export) sales in order to better analyze trends in sales and profit margins. The Company does not allocate assets between segments because assets are used equally in both segments and any allocation would not be practical.

A.	Sales and Income from Operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the three months ended March 31, 2011:

Revenue from sales	573,182	436,431	1,014,989	1,568,835	3,593,437
Gross Profits (Loss)	216,953	(16,383)	126,809	336,141	663,520
Corporate unallocated costs					1,498,939
Loss from operations					(835,419)

For the three months ended March 31, 2010:

Revenue from sales	$1,033,658	$229,631	$1,165,142	$565,300	$2,993,731
Gross Profits	179,200	25,294	272,308	126,577	603,379
Corporate unallocated costs					813,181
Loss from operations					(209,802)

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED

B.	Geographic Areas – Revenues:

	Three Months Ended March 31,
	2011	2010

Israel	1,588,172	$2,198,800
South America	290,184	218,360
North America	469,355	230,945
Europe and Asia	458,976	343,449
Africa	786,750	2,177

Total Revenue	3,593,437	$2,993,731

C.	Single Customer Exceeding 10% of Sales:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010

Customer A (Military Local)	926,801	$1,139,476
Customer B (Military Export)	---	$939,219

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED

NOTE 6                   COMMITMENTS AND CONTINGENCIES

A.
On February 11, 2009, a lawsuit was filed in the Jerusalem District Court (the "Court"), against the Company’s subsidiary, Achidatex, Mr. Avraham Haztor, its then chief executive officer, and the Company’s subsidiary Export Erez USA Inc. ("Export Inc."), and an additional subsidiary Export Erez was subsequently added as a defendant in the action. The suit alleges that Achidatex materially breached its February 22, 2000 agreement with the plaintiff, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals, worldwide as it only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.8 million) at March 31, 2011. The defendants filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex. The petition to consolidate the counter-claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. The proceedings are currently at the stage at which the parties have to submit affidavits stating evidence to support their case. The Company believes that the exposure under the above lawsuit is not material to the business of our subsidiaries. The Company intends to vigorously defend its position against the lawsuit. Recently the plaintiff requested that the court permit the plaintiff to amend it statement of claims to increase the amount of damages sought to NIS 20 million (approximately $5.6 million). This motion is pending.

B.
On July 12, 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court (the "Labor Court") against the Company, its subsidiaries, Mayotex Ltd. and Export Erez, and against an officer of the Company, by a former employee. The plaintiff alleges that the above breached her employment agreement and violated certain Israeli labor related legislation by not paying her severance payment in lieu of vacation, recuperation payments, contribution to a study fund, payments due during a prior notice period and compensation for unpaid overtime. The plaintiff also claimed that she was the subject of sexual harassment and consequently the Company violated certain applicable Israeli legislation. The plaintiff is seeking damages of $414,775. Management believes that the damages sought are exaggerated and that the exposure, if any, is not material to the Company's and its subsidiaries' business.  The defendants have filed their statement of defense rejecting the former employee's claims and initiated a counter claim for $28,129 in respect of libel and slander. The Company intends to vigorously defend its position. The Labor Court has imposed a gag order on the parties to the lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

            This discussion should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended December 31, 2010 contained in our 2010 Annual Report on Form 10-K. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. These include statements regarding our earnings, projected growth and forecasts, and similar matters that are not historical facts.

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

As a supplier of products to the civilian and military markets, our business is affected by economic conditions.  The volatile economic conditions of 2010 have continued into 2011 and slowed down our sales process and complicated our ability to conduct transactions. The economic climate and ongoing uncertainty in global economic conditions could impact the ability of our customers, including governmental entities, to make capital expenditures, which would affect their ability to purchase our products. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets (including investments), may be adversely affected if economic conditions continue to be volatile or weaken further. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

We develop our products in Israel and sell them in Israel, North and South America, Asia, Africa and several European countries. Our sales in Israel are denominated in NIS, while most of our export sales are denominated in U.S. dollars. Under U.S. GAAP we report all of our sales in U.S. dollars. Accordingly, the appreciation of the U.S. dollar against the NIS reduces the U.S. dollar value of our NIS denominated sales, while the depreciation of the U.S. dollar against the NIS increases the U.S. dollar value of our NIS denominated sales.

Our cost of sales and operating expenses are affected in the same manner.  Most of our purchases of raw material are made in U.S. dollars, while most of our labor and other operating expenses are in NIS, however, under U.S. GAAP we report our cost of sales and operating expenses in U.S. dollars. Accordingly, the appreciation of the U.S. dollar against the NIS reduces the U.S. dollar value of our NIS denominated cost of sales and operating expenses, while the deprecation of the U.S. dollar against the NIS increases the U.S. dollar value of our NIS denominated cost of sales and operating expenses.

Exchange rate fluctuations also affect our financial results in other ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S. dollar and the NIS. Accordingly, a deprecation of the U.S. dollar against the NIS is reflected as comprehensive income in our consolidated statement.

In the quarter ended March 31, 2011, the NIS appreciated against the U.S. dollar by approximately 1.9% and our financial results were negatively impacted.  Exchange rates between the U.S. dollar and the NIS fluctuate continuously. Exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations will not be materially adversely affected by currency fluctuations.

Material Trends

            Local Military Market. During the end of 2010 and the first quarter of 2011, the demand for our products decreased. We believe that the demand for our products from the Israeli Ministry of Defense will continue at the current levels during the remainder of 2011.

            As of May 6, 2011, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $930,000, including orders of approximately $47,000 that we received subsequent to March 31, 2011. In the three month periods ended March 31, 2011 and 2010, sales to the Israeli Ministry of Defense were approximately $960,000 and $1.1 million, accounting for 25.8% and 38% of our total sales, respectively.

            Export Military Market. Our customers in this market are military and law enforcement organizations mostly in South America, North America, Africa and Europe. Their budgets fluctuate, and as a result, we cannot identify definite trends in these markets. In the three months ended March 31, 2011 and 2010, we had sales of $290,184 and $218,360 in South America, sales of $32,924 and $230,945 in North America, sales of $458,976 and $343,449 in Europe and Asia, and sales of $786,750 and $2,177 in Africa, respectively.

The following table presents details of our export military sales during the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Sales to South America	$290,184	$218,360
Sales to North America	32,924	230,945
Sales to Europe and Asia	458,976	343,449
Sales to Africa	786,750	2,177
Total Export Military Sales	$1,568,835	$794,931

            Local Civilian Market.  Our product range for the civilian market is diversified. In the three months ended March 31, 2011, our local market business decreased to $573,182 compared to $1,033,658 for the three months ended March 31, 2010.  We expect to maintain the same level of revenues in the next quarter, due to marketing efforts and increased demand for armor of civilian facilities.

            Backlog. We had approximately $4.4 million of unfilled customer orders at March 31, 2011, compared to approximately $3.5 million of unfilled customer orders at March 31, 2010. Of our $4.4 million of unfilled customer orders at March 31, 2011, approximately $900,000 was attributable to orders from military customers in South America, approximately $100,000 was attributable to orders from military customers in Europe and Asia, approximately $1.3 million was attributable to orders from military customers in Africa, approximately $600,000 was attributable to the local civilian market, approximately $400,000 was attributable to the U.S. civilian market and approximately $1 million was attributable to the Israeli Ministry of Defense.

Current Economic Overview. We generate revenues from sales of our products to the civilian and military markets. Accordingly, our business is affected by economic conditions. The economic climate and uncertainty in global economic conditions could impact the ability of our customers, including governmental entities, to make capital expenditures, which would affect their ability to purchase our products. In addition, turmoil in financial markets may limit our ability to obtain financing for our working capital requirements. Our business and financial performance, including collection of our accounts receivable, realization of inventory and recoverability of assets (including investments), may be adversely affected if economic conditions continue to be uncertain or weaken further. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

             Exchange rate fluctuation.  Exchange rate fluctuations affect our financial results in several ways. Most of our deposits and a portion of our tradable securities are linked to the rate of exchange between the U.S. dollar and the NIS. Accordingly, the depreciation of the U.S. dollar against the NIS is reflected as comprehensive income in our consolidated statement.

We develop products in Israel and sell them in Israel, North and South America, Asia, Africa and several European countries. Our sales in Israel are denominated in NIS, while most of our export sales are denominated in U.S. dollars. Under U.S. GAAP, we report all of our sales in U.S. dollars.  Accordingly, the appreciation of the U.S. dollar against the NIS reduces the U.S. dollar value of our NIS denominated sales, while the depreciation of the U.S. dollar against the NIS increases the U.S. dollar value of our NIS denominated sales.

Our cost of sales and operating expenses are affected in the same manner.  Most of our purchases of raw material are made in U.S. dollars while most of our labor and other operating expenses are in NIS, however, under U.S. GAAP we report our cost of sales and operating expenses in U.S. dollars. Accordingly, the appreciation of the U.S. dollar against the NIS reduces the U.S. dollar value of our NIS denominated cost of sales and operating expenses, while the depreciation of the U.S. dollar against the NIS increases the U.S. dollar value of our NIS denominated reported cost of sales and operating expenses.

In the quarter ended March 31, 2011, the NIS appreciated against the U.S. dollar by approximately 1.9%, and our financial results were negatively impacted. Exchange rates between the U.S. dollar and the NIS fluctuate continuously. Exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations may not be materially adversely affected by currency fluctuations.

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

On December 21, 2008, Mayosar Ltd., or Mayosar, which was incorporated by Mayotex and Sarino, through its wholly owned subsidiary Optics, entered into an agreement, or the Isorad Agreement, to purchase the Germanium Crystals Business of Isorad Ltd., an Israeli governmental company, or Isorad. The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of germanium crystals for lenses used in infra-red night vision system applications.

After a period of uncertainty, in August 2010, Mayosar, Optics and Isorad executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement under certain conditions.

Pursuant to the Isorad Agreement, Optics is to pay annual royalties of 3% out of sales for a period of 15 years commencing the effective date of the Isorad Agreement, or the Effective Date, with a minimum of approximately $133,000 payable per year during the first 18 months, or until the date of completion of the transfer of the site of the Optics business from Isorad's premises, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the years following the initial 18 month period.

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

Optics has the right during the four-year period following the Effective Date to redeem its commitment to pay royalties under the Isorad Agreement and to repurchase Isorad's shares (or Isorad's option above to acquire shares) in consideration of a fixed payment of $750,000, less all royalties and the above $75,000 payment (in the event Isorad waived its right to be issued Optics shares) paid to through that date.

Pursuant to the Sarino Agreement:

•	Mayotex will have operational control of Mayosar.

•
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

In December 2010 Sarino and Mayotex entered into an agreement, or the December Agreement, pursuant to which the parties agreed to amend the terms and conditions of the Sarino Payment to provide for: (i) a loan term of 10 years, commencing as of December 19, 2010; (ii) interest at LIBOR plus 1% per year commencing as of December 19, 2010; and (iii) the grant to Sarino Crystal Technologies Ltd. of a put option under which it could repay the Sarino Payment by selling its stake in Optics to Mayotex. Based on a purchase price allocation analysis, we recorded the Sarino loan as a liability against the minority interest.

In the event of an allotment of shares representing 5% of Optics’ share capital to Isorad upon the exercise by Isorad of its option, Optics will issue additional shares of Optics to Mayotex on a pro rata basis, in order for Mayotex to retain a 82% interest in Optics’ share capital.

The Acquisition of Philcar Ltd.

In March 2011, Mayotex entered into an agreement with Rabintex Industries Ltd., or Rabintex, to purchase Philcar Ltd., or Philcar, a company that specializes in equipping and protecting vehicles, for $214,304. Under the terms of the agreement, Mayotex may have to pay Rabintex additional compensation of up to $160,728, depending on the amount of orders that Philcar receives from certain customers during the six-month period following the closing of the transaction.  The transaction was completed on May 3, 2011.

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

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

            Net Revenues. Net revenues for the three months ended March 31, 2011 increased to $3,593,437 from $2,993,731 for the three months ended March 31, 2010, an increase of 20%. The increase is primarily attributable to an increase in our export military market segment, as well as due to an increase in our export civilian market segment. In the period ended March 31, 2011, revenues from our local military market segment decreased by approximately $150,000 and revenues from our export military market segment increased by approximately $1.0 million. The decrease in revenues from our local military market segment is attributable to a general decrease in demand for our products in the local market. The increase in revenues from our export military market segment is attributable to a general increase in demand for our products abroad, especially armored vehicles. The increase in total revenues was also partially offset by a decrease of $460,000, or 45%, in the local civilian market, attributable to decreased sales to our existing customers in this market. We expect to maintain the same level of revenues in the next quarter.

The following table sets forth the breakdown of sales by segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Local civilian market	$573,182	$1,033,658
Export civilian market	436,431	229,631
Local military market	1,014,989	1,165,142
Export military market	1,568,835	565,300
Total	$3,593,437	$2,993,731

Gross Profit. Gross profit for the three months ended March 31, 2011 was $663,520 compared to $603,379 for the three months ended March 31, 2010. This increase in gross profit is primarily attributable to the increase in revenues. Our gross profit margin for the three months ended March 31, 2011 decreased to 18.5% compared to 20.15% for the three months ended March 31, 2010.

            Selling Expenses. Selling expenses for the three months ended March 31, 2011 increased by 671% to $777,044 from $115,772 for the three months ended March 31, 2010. The increase in our selling expenses was attributable primarily to the increase in export sales and commissions paid on export sales.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 increased by 3.5% to $721,895 from $697,409 for the three months ended March 31, 2010. The increase in our general and administrative expenses was attributable primarily to a $22,880 increase in salaries.

Financial (Expenses) Income, Net. We had financial expenses, net of $85,149 for the three months ended March 31, 2011 compared to financial expenses, net of $90,034 for the three months ended March 31, 2010. Our financial expenses are primarily due to the change in the U.S. dollar/NIS exchange rate, which resulted in a loss of $41,871 for the three months ended March 31, 2011 compared to a loss of $99,068 for the three months ended March 31, 2010.

Other Income (Expense), Net. We had other income, net for the three months ended March 31, 2011 of $3,718 as compared to other income, net of $50,372 for the three months ended March 31, 2010.  Our other income in the three months ended March 31, 2011 is attributable primarily to realized and unrealized gains on trading securities of $15,234 and loss due to changes in the fair market value of investments allocated to funds invested in respect of employee rights upon retirement of $11,516, compared to realized and unrealized gains on trading securities of $17,003 and gains due to changes in the fair market value of investments allocated to funds invested in respect of employee rights upon retirement of $10,685 in the three months ended March 31, 2010.

Income Tax Expense. Our income tax expense for the three months ended March 31, 2011 was $865 compared to income tax expense of $5,125 for the three months ended March 31, 2010. The decrease in income tax expense is due to the decrease in our operating income in the three months ended March 31, 2011 compared to the comparable period in 2010.

Net Income (Loss). In the three months ended March 31, 2011 our net loss was $916,646, compared to a net loss of $254,589 for the three months ended March 31, 2010.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities and cash used for capital and financing expenditures.

In the last few years we have financed our operating needs and capital expenditures through cash flows from our operations, payments from the Israeli government relating to the evacuation by our Erez Export and Mayotex subsidiaries from their manufacturing facilities in the Erez Industrial Zone in the Gaza Strip and existing cash. We expect to continue to finance current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of equity and debt financings or from other sources. The economic climate and any uncertainty in the global financial markets resulting from the disruption in credit markets may affect our ability to raise additional funds in the future, if required. There can be no assurance that such additional financing will be available to us, or if available, will be on terms favorable to our company.

Most of our large contracts, which are Israeli Governmental contracts, are supported by letters of credit. As a result, we believe that we have limited exposure to doubtful accounts receivables. We have endeavored to balance our accounts payable and accounts receivable.

As of March 31, 2011, we had $3,064,038 in cash and cash equivalents, $1,788,598 in trading securities and working capital of $6,818,597, as compared to $3,502,461 in cash and cash equivalents, $1,894,864 in trading securities and working capital of $8,064,571 at December 31, 2010.

            We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three months ended
	March 31, 2011	March 31, 2010

Net cash (used in) provided by operating activities	$(241,881)	$942,767
Net cash used in investing activities	(495,361)	(121,599)
Net cash provided by (used) in financing activities	317,114	(211,542)
Net increase in cash and cash equivalents	(438,423)	716,247
Cash and cash equivalents at beginning of period	3,502,461	3,783,631
Cash and cash equivalents at end of period	$3,064,038	$4,499,878

Operating activities. Net cash used in operating activities was $241,881 for the three months ended March 31, 2011 as compared to $942,767 provided by operating activities in the three months ended March 31, 2010. Net cash used in operating activities in the 2011 period was primarily attributable to our net loss of $916,646 in the period, an increase in accounts receivable of $281,140, an increase in inventories of $1,421,726, offset by an increase in accounts payable of $1,208,464, an increase in other current liabilities of $923,853, a decrease in trading securities of $123,424 and a decrease in other current assets of $103,473.

Investing activities.  Net cash used in investing activities was $495,361 for the three months ended March 31, 2011 as compared to $121,599 used in investing activities for the three months ended March 31, 2010. During the three months ended March 31, 2011, $495,361 was used to purchase fixed assets.

Financing activities.  Net cash provided by financing activities was $317,114 for the three months ended March 31, 2011 as compared to $211,542 used in financing activities for the three months ended March 31, 2010. During the three months ended March 31, 2011, our short-term debt increased by $368,873 offset by a reduction of $51,759 of long-term debt.

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

Our foreign currency exposure is significant due to the fluctuations of the U.S. dollar against the NIS. We expect our exposure will continue to be significant, since a significant portion of the prices of our raw material purchases, as well as part of our sales are denominated in U.S. dollars.

    In the year ended December 31, 2010, the inflation rate in Israel was 2.7% and the NIS appreciated against the U.S. dollar by 6%, from NIS 3.775 per $1 on December 31, 2009 to NIS 3.549 per $1 on December 31, 2010.  In the period ended March 31, 2011, the inflation rate in Israel was 0.7% and the NIS appreciated against the U.S. dollar by 1.9%.  If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected

We did not enter into any foreign exchange contracts in the three months ended March 31, 2011.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2011.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years
Long-term debt obligations	$376,509	$169,874	$185,785	$20,850
Estimated interest payments on long-term debt obligations	27,105	13,094	8,821	5,190
Operating lease obligations	1,904,748	659,157	970,043	275,548
Total	$2,308,361	$842,125	$1,164,648	$301,588

Critical Accounting Policies

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these policies in the three months ended March 31, 2011.

Recent Accounting Pronouncements

See Note 1H to the unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have variable rate loans that we borrow from Israeli banks which are based on the local Prime Rate. Each increase of 1% in the Prime Rate will increase our interest expense approximately $21,600 on an annualized basis.

Foreign Exchange Risk

Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the depreciation of the U.S. dollar against these currencies increases the U.S. dollar value of our expenses denominated in such currencies. In 2008, 2009 and 2010, the U.S. dollar depreciated against the NIS by approximately 1%, 1% and 6%, respectively. In the first three months of 2011, the U.S. dollar depreciated against the NIS by approximately 1.9%.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2011, our company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses described below in our internal control over financial reporting.

Disclosure Controls and Internal Controls.  As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, designed and reported within the time periods specified by the SEC's rules and forms. Disclosure controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal controls are procedures are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Based on their evaluation under the framework described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of March 31, 2011, due to material weaknesses related to our financial statement closing process resulting from insufficient knowledge of our financial staff regarding the application of U.S. GAAP to complex transactions.

Remediation Plan

We have taken the following steps to remediate the material weaknesses:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2011, we made changes to our internal control over financial reporting and took remedial actions, as described above.

PART II - OTHER INFORMATION:

Item 1.     Legal Proceedings

On February 11, 2009, a lawsuit was filed in the Jerusalem District Court, or the Court, against our subsidiary, Achidatex Nazareth Elite (1977) Ltd., or Achidatex, Mr. Avraham Haztor,  the then chief executive officer of Achidatex, and our subsidiary Export Erez USA Inc., or Export Inc. Our subsidiary Export Erez Ltd., or Export Erez, was subsequently added as a defendant in the action. The suit alleges that Achidatex materially breached its February 22, 2000 agreement with the plaintiff, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals, worldwide as it only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.8 million). We filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex. The petition to consolidate the counter-claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Our subsidiaries filed a statement of defense and the proceedings are currently at the stage at which the parties have to submit affidavits stating evidence to support their case. We believe that the risk under the above lawsuit is not material to the business of our subsidiaries. We intend to vigorously defend our position against the lawsuit. Recently the plaintiff requested that the court permit the plaintiff to amend its statement of claims to increase the amount of damages sought to NIS 20 million (approximately $5.6 million). This motion is pending.

On July 12, 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court, or the Labor Court against our company, our subsidiaries, Mayotex Ltd. and Export Erez, and against an officer of our company, by a former employee. The plaintiff alleges that we breached her employment agreement and violated certain Israeli labor related legislation by not paying her severance payment in lieu of vacation, recuperation payments, contribution to a study fund, payments due during a prior notice period and compensation for unpaid overtime. The plaintiff also claimed that she was the subject of sexual harassment and consequently we violated certain applicable Israeli legislation. The plaintiff is seeking damages of $414,775.  Management believes that the amount sought is exaggerated and that the exposure, if any, is not material to our and our subsidiaries' business.  We have filed our statement of defense rejecting the former employee's claims and initiated a counter claim for $28,129 in respect of libel and slander. We intend to vigorously defend our position. The Labor Court has imposed a gag order on the parties to the lawsuit.

Item 1A.   Risk Factors

There have been no material changes to our “Risk Factors” set forth in Item 1A. of our Annual Report on Form 10-K  for the year ended December 31, 2010.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.

Dated: May 16, 2011	/s/ Uri Nissani
Uri Nissani
Chief Executive Officer and President

/s/ Chaim Hadad
Chaim Hadad
Chief Accounting and Financial Officer