Form 10-Q
period 2011-06-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2011-08-15
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ______________ to _________________

Commission file number: 0-30105

 DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐           No ☒

As of August 12, 2011 the issuer had 28,150,535 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION:

Part I-Financial Information:

Item 1.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	June 30, 2011	December 31, 2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,722,581	$3,502,461
Trading securities	1,402,109	1,894,864
Accounts receivable, net of allowance for doubtful accounts of $ 382,514, and $368,477, respectively	3,938,029	2,324,985
Inventories	5,835,790	4,402,517
Deferred taxes	277,580	191,318
Other current assets	1,334,198	398,297
Total Current Assets	14,510,287	12,714,442

PROPERTY, PLANT AND EQUIPMENT, NET	2,378,779	1,864,346

INVESTMENT AND LOANS TO ASSOCIATED COMPANIES	1,350,193	1,274,991

OTHER ASSETS
Funds in respect of employee rights upon retirement	867,508	881,184
Intangible assets, net	1,840,956	1,300,445
Deferred taxes	30,828	22,155
Total Other Assets	2,739,292	2,203,784

TOTAL ASSETS	$20,978,551	$18,057,563

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

LIABILITIES AND EQUITY
	June 30, 2011	December 31, 2010
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$3,757,533	$1,519,545
Accounts payable – related parties	132,444	156,753
Short-term debt	2,071,539	1,299,546
Other current liabilities	2,896,500	1,674,027
Total Current Liabilities	8,858,016	4,649,871

LONG-TERM LIABILITIES
Long-term portion of debt	509,814	240,945
Long-term portion of minimum royalty payment to the Government of Israel	484,805	466,500
Deferred tax liability	333,858	261,866
Liability for employee rights upon retirement	991,786	967,309
Total Long-Term Liabilities	2,320,263	1,936,620

TOTAL LIABILITIES	11,178,279	6,586,491

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,200,535 shares issued and 28,150,535 shares outstanding at June 30, 2011 and December 31, 2010	2,920	2,920
Additional paid-in capital	2,997,370	2,997,370
Treasury stock (1,050,000 shares at cost)	(252,000)	(252,000)
Retained earnings	5,603,724	7, 603,276
Accumulated other comprehensive income	1,448,258	1,119,506
Total Equity	9,800,272	11,471,072

TOTAL LIABILITIES AND EQUITY	$20,978,551	$18,057,563

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

NET REVENUES	$4,593,340	$2,887,814	$8,186,777	$5,881,545

COST OF SALES	3,348,368	2,719,034	6,278,285	5,109,386

GROSS PROFIT	1,244,972	168,780	1,908,492	772,159

OPERATING EXPENSES
Selling	652,964	216,735	1,430,008	332,507
General and administrative	1,518,788	702,886	2,240,683	1,400,295
Total Operating Expenses	2,171,752	919,621	3,670,691	1,732,802

LOSS FROM OPERATIONS	(926,780)	(750,841)	(1,762,199)	(960,643)

OTHER (EXPENSES) INCOME
Financial expenses	(128,607)	---	(213,838)	---
Financial income	840	241,714	922	151,680
Other income (expenses), net	(81,574)	39,839	(85,292)	90,211
Total Other (Expenses) Income	(209,341)	281,553	(298,208)	241,891

LOSS BEFORE INCOME TAXES	(1,136,121)	(469,288)	(2,060,407)	(718,752)

Tax (expenses) benefit	24,146	(2,859)	23,281	(7,984)

LOSS BEFORE SHARE IN PROFIT OF ASSOCIATED COMPANY	(1,111,975)	(472,147)	(2,037,126)	(726,736)

Share in profit of associated company	29,069	---	37,574	---

NET LOSS	(1,082,906)	(472,147)	(1,999,552)	(726,736)

Net loss attributable to controlling interest	(1,082,906)	(472,147)	(1,999,552)	(726,736)

Net income per share attributable to controlling interest - basic and diluted	$(0.038)	$(0.017)	$(0.071)	$(0.026)

Weighted average number of shares outstanding - basic and diluted	28,150,535	28,150,535	28,150,535	28,150,535

The accompanying notes are an integral part of the condensed consolidated financial statements

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive Income	Total Parent Company Shareholders'	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	(Loss)	Equity	Equity

Balance as of January 1, 2011	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$7,603,276	$1,119,506		$11,471,072	$11,471,072

Comprehensive loss:

Net loss						(1,999,552)		(1,999,552)	(1,999,552)	(1,999,552)

Foreign currency translation gain							328,752	328,752	328,752	328,752

Total comprehensive loss								(1,670,800)

Balance as of June 30, 2011	29,200,535	2,920	1,050,000	(252,000)	2,997,370	5,603,724	1,448,258		9,800,272	9,800,272

Balance as of January 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,176,352	$358,745		$13,283,387	$13,283,387

Comprehensive loss:

Net loss	-	-	-	-	-	(726,736)	-	(726,736)	(726,736)	(726,736)

Foreign currency translation gain	-	-	-	-	-	-	(331,838)	(331,838)	(331,838)	(331,838)

Total comprehensive loss								$(1,058,574)

Balance as of June 30, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,449,616	$26,907		$12,224,813	$12,224,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive Income	Total Parent Company Shareholders'	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Loss	Equity	Equity

Balance as of April 1, 2011	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$6,686,630	$1,274,582		10,709,502	$10,709,502

Comprehensive loss:

Net loss						(1,082,906)		(1,082,906)	(1,082,906)	(1,082,906)

Foreign currency translation gain							173,676	173,676	173,676	173,676

Total comprehensive loss								(909,230)

Balance as of June 30, 2011	29,200,535	2,920	1,050,000	(252,000)	2,997,370	5,603,724	1,448,258		9,800,272	9,800,272

Balance as of April 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,921,763	$586,400		13,256,453	$13,256,453

Comprehensive loss:

Net loss	-	-	-	-	-	(472,147)	-	(472,147)	(472,147)	(472,147)

Foreign currency translation gain	-	-	-	-	-	-	(559,493)	(559,493)	(559,493)	(559,493)

Total comprehensive loss								$(1,031,640)

Balance as of June 30, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,449,616	$26,907		12,224,813	$12,224,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010

Net loss	$(1,999,552)	$(726,736)

CASH FLOWS FROM OPERATING ACTIVITIES:

Adjustments to reconcile net loss to net cash provided by operating activities:
Items not effecting cash:
Depreciation and amortization	466,986	284,890
Provision for doubtful accounts	999	(7,064)
Deferred taxes	(24,081)	7,984
Net unrealized gain on trading securities	---	(51,347)
Gain from the disposal of Dragonwear Trading Ltd.	---	(13,911)
Gain from settlement of long- term note	---	(8,968)
Accrued interest and exchange rate differences of long-term debt	(1,693)	(946)
Accrued interest and exchange rate differences on refundable deposits for the purchase of a business	---	(15,320)
Equity Gains	37,574	---

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,387,907)	749,306
Increase in inventories	(1,091,181)	(1,537,363)
Decrease ( increase) in trading securities	549,721	(21,278)
Increase (decrease) in related parties accounts	(28,714)	69,189
Increase in other current assets	(866,603)	(256,113)
(Increase) decrease in funds in respect of employee rights upon retirement	46,774	(35,495)
Increase in accounts payable	1,957,282	1,018,418
Increase in other current liabilities	792,555	269,240
Increase (decrease) in liability for employee rights upon retirement	(13,066)	59,446
Net cash provided by Operating Activities	(1,560,906)	(216,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(738,839)	(113,729)
Purchase of the Philcar business (a)	(235,502)	---
Refundable deposits for purchase of a business	---	(13,782)
Net cash used in Investing Activities	(974,341)	(127,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt, net	534,410	(97,615)
Proceeds from long-term debt	318,295	85,319
Repayment of long-term debt	(124,840)	(148,961)
Net cash used in Financing Activities	727,865	(161,257)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	27,502	(128,953)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,779,880)	(633,789)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,502,461	3,783,631

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,722,581	$3,149,841

INTEREST PAID	$82,592	$22,099

TAXES PAID	$41,424	$132,309

(a)	Purchase of the Philcar business (see also Note 1):

Net fair value of the assets acquired and liabilities assumed at the acquisition date was as follows:

Working capital, net	$(329,187)
Property and equipment	100,883
Intangible assets	597,756
$369,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.
The accompanying unaudited interim consolidated financial statements as of June 30, 2011 and for the six month period then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, changes in  equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States of America.

B.
The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2010.

C.
The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the six months period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2010 and for the year then ended and the accompanying notes thereto.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

E.	Per share data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For each of the six months periods ended June 30, 2011 and 2010common stock equivalents to purchase 202,500 shares of common stock were not included in diluted income (loss) per share because their effect is anti-dilutive.

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

In addition to the assets and liabilities described above, our financial instruments also include cash, accounts receivable, other receivables, accounts payable, accounts payable to related parties, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at June 30, 2011 and December 31, 2010 due to the short-term maturity of these instruments.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

G.	Recent accounting pronouncements issued and adopted in the reported period

With the exception of those pronouncements stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of material significance, or have potential material significance, to the Company.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending Accounting Standards Codification (ASC) 220, Comprehensive Income. The amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively.  These amendments will not impact the presentation of our financial statements upon adoption.

In May 2011, the FASB issued ASU No. 2011-04 thereby amending ASC 820, Fair Value Measurement, to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective in fiscal years beginning after December 15, 2011 and will be applied prospectively. We are currently evaluating the impact on our financial statements of adopting these amendments to ASC 820 and cannot estimate the impact of adoption at this time.

NOTE 2	BUSINESS COMBINATION AND CERTAIN TRANSACTIONS

1.
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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2	BUSINESS COMBINATION AND CERTAIN TRANSACTIONS (Continued)

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

Amortization cost for the six months ended June 30, 2011 for the customer relationships, non-compete agreement, trade name, intellectual property and technology are $5,000, $8,334, $15,000 and $68,084, respectively.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-	BUSINESS COMBINATION AND CERTAIN TRANSACTIONS (Continued)

The pro forma information is as follows:

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the three Months Ended June 30, 2011	For the three Months Ended June 30, 2010
	Unaudited		Unaudited

Net revenues	8,186,777	5,914,368	4,593,340	2,904,226

Net loss	(1,999,552)	(984,600)	(1,082,906)	(601,110)

Basic and diluted net loss per share	(0.071)	(0.035)	(0.038)	(0.021)

2.
In December 2008, Mayotex entered into an investment agreement (the "Sarino Agreement") with Sarino Crystal Technologies Ltd. and Sarino Optronics Ltd. (together, "Sarino"), to form an entity which would acquire part of Isorad (see Note 2.1). Pursuant to the Sarino Agreement, Mayotex and Sarino incorporated Mayosar, in which Mayotex held 50.1% of the outstanding shares and Sarino held the remaining 49.9% of the outstanding shares. Mayotex paid Sarino (the "Sarino Payment”) $1,000,000 (recorded as refundable deposit on purchase of business on the balance sheet as of December 31, 2009). The completion of the agreement was contingent on the completion of the Isorad Agreement (see Note 2.1). This agreement was finally approved in December 2010.

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

In accordance with the December Agreement, Optics shall distribute as dividends, once per calendar year, at least 30 % of it distributable profits to its shareholders, pro rata to their holdings in Optics as at the date of such distribution. The remaining 70% of Optics  distributable profits shall be used to repay any and all amounts granted or deemed granted by Mayotex to Optics, until their full repayment. As of June 30, 2011 the amount granted or deemed granted by Mayotex to Optics was $1,027,339 of which no amount has been repaid as of June 30, 2011.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2	BUSINESS COMBINATION AND CERTAIN TRANSACTIONS (Continued)

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

4.
In May 3, 2011, Mayotex entered into an agreement with Rabintex Industries Ltd. ("Rabintex"), to purchase Philcar Ltd. ("Philcar"), a company that specializes in equipping and protecting vehicles, for an amount of $235,502. Under the terms of the agreement, Mayotex may pay Rabintex additional compensation of up to $160,728, depending on the amount of orders that Philcar receives from certain customers during the six-month period following the closing of the transaction.

The following table summarizes the consideration transferred and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition(preliminary):

Cash payment	$235,502
Contingent consideration liability at fair value	133,950
Total consideration	369,452
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	197,711
Property and equipment	100,883
Backlog	84,823
Contractor Number	129,814
Goodwill	383,119
Accounts payable and other current liabilities	(526,898)
Total identifiable net assets acquired	$369,452

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2	BUSINESS COMBINATION AND CERTAIN TRANSACTIONS (Continued)

The allocation of purchase price for backlog, contract number and goodwill are provisional pending receipt of the final valuations of those assets. These assets have an expected future life of 2.67 years for the backlog and indefinite for all the others.

Amortization cost for the two months ended June 30, 2011 for the backlog are $5,102

The unaudited pro forma information below assumes that the acquisition of the Philcar business was consummated on January 1, 2010, and includes the effect of amortization of intangible assets from that date. This data is presented for information purposes only and is not necessarily indicative of the results of future operations or the results that would have been achieved had the acquisition taken place at those dates.

The pro forma information is as follows:

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the three Months Ended June 30, 2011	For the three Months Ended June 30, 2010
	Unaudited		Unaudited

Net revenues	8,329,045	6,263,677	4,655,903	3,078,880

Net loss	(2,257,905)	(977,140)	(1,018,055)	(597,380)

Basic net loss per share	(0.080)	(0.035)	(0.036)	(0.021)

Diluted net loss per share	(0.080)	(0.035)	(0.036)	(0.021)

NOTE 3	INVENTORIES

Consist of:

	June 30, 2011	December 31, 2010

Raw materials	$3,306,198	$3,030,442
Work in progress	695,202	607,328
Finished goods	1,834,390	764,747

	$5,835,790	$4,402,517

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

A.	Sales and income from operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the six months ended June 30, 2011:

Revenue from sales	$1,386,739	$1,964,626	$1,569,595	$3,265,817	$8,186,777
Gross Profits	493,491	541,854	199,830	673,317	1,908,492
Corporate unallocated costs					3,670,691
Loss from operations					(1,762,199)

For the three months ended June 30, 2011:

Revenue from sales	$813,557	$1,528,195	$554,606	$1,696,982	$4,593,340
Gross Profits	276,537	558,237	73,021	337,177	1,244,972
Corporate unallocated costs					2,171,752
Loss from operations					(926,780)

For the six months ended June 30, 2010:

Revenue from sales	$1,685,147	$608,718	$2,675,768	$911,912	$5,881,545
Gross Profits	229,520	82,789	357,808	102,042	772,159
Corporate unallocated costs					1,732,802
Income from operations					(960,643)

For the three months ended June 30, 2010:

Revenue from sales	$651,489	$379,087	$1,510,626	$346,612	$2,887,814
Gross Profits	50,320	57,495	85,500	(24,535)	168,780
Corporate unallocated costs					919,621
Income from operations					(750,841)

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 4	SEGMENT INFORMATION AND CONCENTRATIONS (Continued)

B.	Geographic Areas – revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Israel	$1,368,163	$2,162,115	$2,956,334	$4,360,915
South America	1,169,812	249,083	1,459,996	467,443
North America	1,528,195	374,798	1,997,550	605,743
Europe and Asia	56,804	101,734	515,780	445,183
Africa	470,366	84	1,257,117	2,261

Total Sales	$4,593,340	$2,887,814	$8,186,777	$5,881,545

C.	Single Customer Exceeding 10% of Sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Customer A (Military Local)	$445,416	$1,316,296	$1,372,217	$2,455,772

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 5	COMMITMENTS AND CONTINGENCIES

A.
On February 11, 2009, a lawsuit was filed in the Jerusalem District Court, or the Court, against our subsidiary, Achidatex Nazareth Elite (1977) Ltd., or Achidatex, Mr. Avraham Haztor,  the then chief executive officer of Achidatex, and our subsidiary Export Erez USA Inc., or Export Inc. Our subsidiary Export Erez Ltd., or Export Erez, was subsequently added as a defendant in the action. The suit alleges that Achidatex materially breached its February 22, 2000 agreement with the plaintiff, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals, worldwide as it only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.9 million). We filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex. The petition to consolidate the counter-claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Our subsidiaries filed a statement of defense and the proceedings are currently at the stage at which the parties have to submit affidavits stating evidence to support their case. We believe that the risk under the above lawsuit is not material to the business of our subsidiaries. We intend to vigorously defend our position against the lawsuit. Recently the plaintiff requested court permission to amend its statement of claims to increase the amount of damages sought to NIS 20 million (approximately $5.6 million). This motion was rejected recently by the court.

B.
On July 12, 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court, or the Labor Court against our company, our subsidiaries, Mayotex Ltd, or Mayotex and Export Erez, and against an officer of our company, by a former employee. The plaintiff alleged that we breached her employment agreement and violated certain Israeli labor related legislation by not paying her severance payment in lieu of vacation, recuperation payments, contribution to a study fund, payments due during a prior notice period and compensation for unpaid overtime. The plaintiff also claimed that she was the subject of sexual harassment and consequently we violated certain applicable Israeli legislation. The plaintiff sought damages of $414,775.  On June 6, 2011, we entered into a settlement agreement with the former employee in which we paid a total of NIS 244,856 NIS (approximately $71,700) in full settlement of her claims.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 6	SUBSEQUENT EVENTS

On July 11, 2011, Achidatex entered into an agreement to purchase the personal protection activity of Rabintex Ltd.(the “Agreement”). The acquired personal protection activity included Rabintex’s activities in respect to the development, manufacture, assembly and marketing of protection products, mainly based on lining of ballistic clothing and its manufacture of dry storage.

Achidatex agreed to purchase the activities free from any warranty, debt, lien, claim or third party rights and on “as is where is” basis.  Achidatex also agreed to take all action reasonably necessary to complete a project Italy for the supply of bullet proof vests to the Italian army, which project is encumbered by a lien to Bank Hapoalim.  Achidatex has the right to decide whether to employ the employees of Rabintex after the later of (i) the date of approval of the Agreement by it, the banks whose loans are secured by the assets of Rabintex ( the “Banks”) , or the court enables the sale; (ii) approval of the Agreement by the Anti-Trust Authority; or (iii) the supply of documents and approvals required by Achidatex  pursuant to the conditions precedent to closing the Agreement (the “Determination Date”).  Rabintex agreed to change its name so as to no longer include “Rabintex” within 30 days of the Determinative Date.  Rabintex also agreed to keep confidential any information related to the personal protection activity and to not compete with Achidatex for a period of three years from the date of receipt of the last payment.

The consideration to be paid by Achidatex is NIS 42 million (approximately $12.3 million) together with V.A.T. as required by law and 10% of the issued and outstanding share capital of the Company (2,815,053 shares of common stock). The consideration is to be paid as follows:  (i) NIS 9 million (approximately $2.6 million) to be paid Rabintex in installments;(ii) NIS 14.5 million (approximately $4.25 million) to be paid directly to the Banks; (iii) NIS 6.5 million (approximately $1.9 million) to be paid to the accounts of Rabintex  at the Banks for the purchase of real estate; and (iv)  Achidatex agreed to take all action reasonably necessary to enable the collection of the amounts receivable under the project in Italy for the Italian army. Payment is to be guaranteed by a NIS 15 million (approximately $4.4   million) lien on the personal protection activity assets purchased, including a floating lien on the inventory purchased in the framework of the Agreement, and a writ of guarantee from the Company’s Export-Erez. and Mayotex Ltd, subsidiaries.

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

Overview

  We are a manufacturer and global provider of personal military and civilian protective equipment and supplies. Our products are used by military, law enforcement, border patrol enforcement, and other special security forces, corporations, non-governmental organizations and individuals throughout the world. Our main products include body armor, bomb disposal suits, bullet proof vests and jackets, ballistic wall coverings, bullet proof ceramic and polyethylene panels, V.I.P car armoring and lightweight armor kits for vehicles, personal military equipment, dry storage systems, liquid logistic products, tents and other camping and travel gear.

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

  In the quarter ended June 30, 2011, the NIS appreciated against the U.S. dollar by approximately 1.85% and our financial results were negatively impacted.  Exchange rates between the U.S. dollar and the NIS fluctuate continuously. Exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations will not be materially adversely affected by currency fluctuations

Material Trends

              Local Military Market. In the three and six month periods ended June 30, 2011, our local military market revenues decreased to $554,606  and $1,569,595, respectively, compared to $1,510,626 and $2,675,768 for the three and six month periods ended June 30, 2010.  As of August 3, 2011, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $1,490,108 including orders of approximately $364,881 that we received subsequent to June 30, 2011. In the six month periods ended June 30, 2011 and 2010, sales to the Israeli Ministry of Defense were approximately $1,372,217 and $2,455,772, accounting for 16.8% and 41.7% of our total sales, respectively. We believe that the demand for our products from the Israeli Ministry of Defense will continue at the current levels during the remainder of 2011.

             Export Military Market. Our customers in this market are military and law enforcement organizations mostly in South America, North America, Africa and Europe. In the three and six month periods ended June 30, 2011, our export military  market revenues increased to $1,696,982 and $3,265,817, respectively, compared to $346,612 and $911,912 for the three and six month periods ended June 30, 2010, Our customers’ budgets fluctuate, and as a result, we cannot identify definite trends in these markets.

      The following table presents details of our export military sales during the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales to South America	$1,169,812	$249,083	$1,459,996	$467,443
Sales to North America	---	6,042	32,924	7,356
Sales to Europe and Asia	56,804	91,403	515,780	434,852
Sales to Africa	470,366	84	1,257,117	2,261
Total Export Military Sales	$1,696,982	$346,612	$3,265,817	$911,912

              Local Civilian Market.  In the three and six month periods ended June 30, 2011, our local market revenue were $813,557 and $1,386,739, respectively, compared to $651,489 and $1,685,147 for the three and six month periods ended June 30, 2010.During the second quarter of 2011 our sales increased significantly over the first quarter of 2011, as a result of  our marketing efforts and increased demand for armor in the civilian market.

      The following table sets forth the breakdown of sales by segment for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Local civilian market	$813,557	$651,489	$1,386,739	$1,685,147
Export civilian market	1,528,195	379,087	1,964,626	608,718
Local military market	554,606	1,510,626	1,569,595	2,675,768
Export military market	1,696,982	346,612	3,265,817	911,912
Total	$4,593,340	$2,887,814	$8,166,777	$5,881,545

      Backlog. We had approximately $3.6  million of unfilled customer orders at June 30, 2011, compared to $5.2 million of unfilled customer orders at June 30, 2010. Of our $3.6 million of unfilled customer orders at June 30, 2011, approximately $0.2 million was attributable to orders from military customers in South America, approximately $0.1 million was attributable to orders from military customers in Europe and Asia, approximately $1 million was attributable to orders from military customers in Africa, approximately $0.96 million was attributable to the local civilian market, approximately $0.48 million was attributable to the U.S. civilian market and approximately $1.1 million was attributable to the Israeli Ministry of Defense. The decline in our backlog is primarily attributable to decrease in orders from the Israeli Ministry of Defense.

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

  In the three and six month periods ended June 30, 2011, the NIS appreciated against the U.S. dollar by approximately 1.85% and 3.8%, respectively, and our financial results were negatively impacted.  Exchange rates between the U.S. dollar and the NIS fluctuate continuously. Exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations will not be materially adversely affected by currency fluctuations.

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

Acquisition of Philcar Ltd.

In May 3, 2011, Mayotex entered into an agreement with Rabintex Industries Ltd., or Rabintex, to purchase Philcar Ltd., or Philcar, a company that specializes in equipping and protecting vehicles, for $235,502.

      Agreement to Acquire the Israel-Based Armoring Business of Rabintex On July 11, 2011, Achidatex entered into an agreement to purchase the personal protection activity of Rabintex (the “Agreement”). The acquired personal protection activity included Rabintex’s activities in respect to the development, manufacture, assembly and marketing of protection products, mainly based on lining of ballistic clothing and its manufacture of dry storage.

      Achidatex agreed to purchase the activities free from any warranty, debt, lien, claim or third party rights and on “as is where is” basis.  Achidatex also agreed to take all action reasonably necessary to complete a project Italy for the supply of bullet proof vests to the Italian army, which project is encumbered by a lien to Bank Hapoalim.  Achidatex has the right to decide whether to employ the employees of Rabintex after the later of (i) the date of approval of the Agreement by it, the banks whose loans are secured by the assets of Rabintex ( the “Banks”) , or the court enables the sale; (ii) approval of the Agreement by the Anti-Trust Authority; or (iii) the supply of documents and approvals required by Achidatex  pursuant to the conditions precedent to closing the Agreement (the “Determination Date”).  Rabintex agreed to change its name so as to no longer include “Rabintex” within 30 days of the Determinative Date.  Rabintex also agreed to keep confidential any information related to the personal protection activity and to not compete with Achidatex for a period of three years from the date of receipt of the last payment.

      The consideration to be paid by Achidatex is NIS 42 million (approximately $12.3 million) together with V.A.T. as required by law and 10% of the issued and outstanding share capital of the Company (2,815,053 shares of common stock). The consideration is to be paid as follows:  (i) NIS 9 million (approximately $2.6 million) to be paid Rabintex in installments;(ii) NIS 14.5 million (approximately $4.25 million) to be paid directly to the Banks; (iii) NIS 6.5 million (approximately $1.9 million) to be paid to the accounts of Rabintex  at the Banks for the purchase of real estate; and (iv)  Achidatex agreed to take all action reasonably necessary to enable the collection of the amounts receivable under the project in Italy for the Italian army. Payment is to be guaranteed by a NIS 15 million (approximately $4.4   million) lien on the personal protection activity assets purchased, including a floating lien on the inventory purchased in the framework of the Agreement, and a writ of guarantee from the Company’s Export-Erez and Mayotex Ltd. subsidiaries.

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

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

             Net Revenues. Net revenues for the three months ended June 30, 2011 increased to $4,593,340 from $2,887,815  in the three months ended June 30, 2010, an increase of 59.1%.  The increase is mainly attributable to an increase of approximately $1.35 million in our export military market segment and an increase of approximately $1.14 million in our export civilian market  segment due to increased sales of armored vehicles for civilian purposes. We expect that our revenues will increase in the next quarter.

      The following table sets forth the breakdown of sales by segment for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010

Local civilian market	$813,557	$651,489
Export civilian market	1,528,195	379,087
Local military market	554,606	1,510,626
Export military market	1,696,982	346,612
Total	$4,593,340	$2,887,814

     Gross Profit. Gross profit for the three months ended June 30, 2011 was $1,244,972 compared to $168,780 for the three months ended June 30, 2010.  Our gross profit margin for the three months ended June 30, 2011 increased to 27.1% compared to 5.8% for the three months ended June 30, 2010. This increase in gross profit is primarily attributable to the increase in revenues from sales. The increase in gross profit margin is primarily attributable to the 59.1% increase in revenues while our cost of sales increased by only 23.1%, which is primarily due to the relatively stable level of our fixed costs that are not revenue dependent.

             Selling Expenses. Selling expenses for the three months ended June 30, 2011 increased by 201.3% to $652,964 from $216,735 for the three months ended June 30, 2010. The increase in our selling expenses was primarily attributable to sales consulting expenses incurred during the period in an effort to increase future sales and increased commission sales.

            General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 increased by 116.1% to $1,518,788 from $702,886 for the three months ended June 30, 2010.  The increase in general and administrative expenses was attributable primarily to an increase of $378,448 in professional fees and an increase of $234,449 in depreciation expenses.

             Financial (Expenses) Income, Net. We had financial expenses, net of $127,767 for the three months ended June 30, 2011 compared to financial income, net of $241,714 for the three months ended June 30, 2010. The increase in our financial expenses is primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $21,331 for the three months ended June 30, 2011 compared to a gain of $134,577 for the three months ended June 30, 2010.

             Other Income (Expenses), Net. We had other expenses, net for the three months ended June 30, 2011 of $81,574 as compared to other income, net of $39,839 for the three months ended June 30, 2010.  Our other expenses in three months ended June 30, 2011 are attributable to a $32,878  unrealized loss on tradable securities , a $1,879 loss derived from sales of  tradable securities and a $65,903 loss derived from revaluation of funds in respect of employee rights upon retirement. Our other income in three months ended June 30, 2010 is primarily attributable to a $41,477 gain derived from sales tradable securities, offset by a $1,833 loss derived from revaluation of funds in respect of employee rights upon retirement.

             Income Tax Expense (Benefit). Our income tax benefit for the three months ended June 30, 2011 was $24,146 compared to income tax expense of $2,859 for the three months ended June 30, 2010. The decrease in income tax expense was mainly due to the decrease in our income before income taxes in the three months ended June 30, 2010.

     Net Loss. For the three months ended June 30, 2011, our consolidated net loss attributable to controlling interest was $1,082,906 compared to a consolidated net loss attributable to controlling interest of $472,147 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Net Revenues. Net revenues for the six months ended June 30, 2011 increased to $8,186,777 from $5,881,545  in the six months ended June 30, 2010, an increase of 39.2%. The increase is mainly attributable to an increase in revenues attributable to military and civilian market segments.  In the six-month period ended June 30, 2011, revenues from the military export market segment increased by approximately $2.36 million and revenues from our export civilian market segment increased by approximately $1.36 million.   These increases were partially offset by a decrease of $1.1 million, or 41%, in the local military market, reflecting lower demand in this market.

      The following table sets forth the breakdown of sales by segment for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010

Local civilian market	$1,386,739	$1,685,147
Export civilian market	1,964,626	608,718
Local military market	1,569,595	2,675,768
Export military market	3,265,817	911,912
Total	$8,186,777	$5,881,545

      Gross Profit. Gross profit for the six months ended June 30, 2011 was $1,908,492 compared to $772,159 for the six months ended June 30, 2010. This increase in gross profit is primarily attributable to the increase in revenues. Our gross profit margin for the six months ended June 30, 2011 increased to 23.3% compared to 13.1% for the six months ended June 30, 2010. The increase is primarily due to the relatively stable level of our fixed costs that are not revenue dependent.

             Selling Expenses. Selling expenses for the six months ended June 30, 2011 increased by 330.1% to $1,430,008 from $332,507 for the six months ended June 30, 2010. The increase in our selling expenses was attributable primarily to sales consulting expenses incurred during the period in an effort to increase future sales and increased commission sales.

     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 increased by 60% to $2,240,683 from $1,400,295 for the six months ended June 30, 2010. The increase in general and administrative expenses was attributable primarily to an increase of $319,612 in professional fees, an increase of $236,978 in depreciation expenses and an increase of $102,108 in salaries.

             Financial (Expenses)Income , Net. We had financial expenses, net of $212,916 for the six months ended June 30, 2011 compared to financial income, net of $151,680 for the six months ended June 30, 2010. The increase in our financial expenses is primarily due to the change in the U.S. dollar exchange rate versus the NIS, which resulted in a loss of $63,202 for the six months ended June 30, 2011 compared to a gain of $134,577 for the six months ended June 30, 2010.

            Other Income (Expenses), Net. We had other expenses, net for the six months ended June 30, 2011 of $85,292 as compared to other income, net of $90,211 for the six months ended June 30, 2010.Our other expenses in the six months ended June 30, 2011 are attributable to a $48,112 unrealized loss on tradable securities and a $1,879 loss derived from sales of tradable securities. Our other income in the  six months ended June 30, 2010 is mainly attributable to the revaluation of funds in respect of employee rights upon retirement of $8,852, an unrealized loss of $58,752 on tradable securities and  a gain from dissolving Dragonwear of $22,879,ofsett by a loss derived from sales of tradable securities of $272.

             Income Tax Expense (Benefit). Our income tax benefit for the six months ended June 30, 2011 was $23,281 compared to income tax expense of $7,984 for the six months ended June 30, 2010. The decrease in income tax expense was mainly due to the decrease in our income before income taxes in the six months ended June 30, 2011.

             Net Income (Loss). In the six months ended June 30, 2011, our consolidated net loss attributable to controlling interest was $1,999,552, compared to a net loss attributable to controlling interest of $726,736 for the six months ended June 30, 2010.

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

 As of June 30, 2011, we had $1,722,581 in cash and cash equivalents, $1,402,109 in trading securities and working capital of $5,652,271, as compared to $3,502,461 in cash and cash equivalents, $1,894,864 in trading securities and working capital of $8,064,571 at December 31, 2010.

            We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months.

Cash Flows

      The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2011	June 30, 2010

Net cash used in operating activities	$(1,560,906)	$(216,068)
Net cash used in investing activities	(974,341)	(127,511)
Net (cash used) provided by in financing activities	727,865	(161,257)
Net decrease in cash and cash equivalents	(1,779,880)	(633,789)
Cash and cash equivalents at beginning of period	3,502,461	3,783,631
Cash and cash equivalents at end of period	$1,722,581	$3,149,841

  Operating activities. Net cash used in operating activities was $1,560,906 for the six months ended June 30, 2011 as compared to $216,068 used in operating activities in the six months ended June 30, 2010. Net cash used in operating activities in the 2011 period was primarily attributable to our net loss of $1,999,552 in the period, an increase in accounts receivable of $1,387,907, an increase in inventories of $1,091,181, offset by an increase in accounts payable of $1,957,282, an increase in other current liabilities of $792,555, a decrease in trading securities of $549,721.

      Investing activities.  Net cash used in investing activities was $974,341 for the six months ended June 30, 2011 as compared to $127,511 used in investing activities for the six months ended June 30, 2010. During the six months ended June 30, 2011, $738,839 was used to purchase fixed assets and $235,502 was used to purchase Philcar Ltd.

      Financing activities.  Net cash provided by financing activities was $727,865 for the six months ended June 30, 2011 as compared to $161,257  used in financing activities for the six months ended June 30, 2010. During the six months ended June 30, 2011, we incurred $534,410 of short-term and $318,295 of long-term debt, offset by a reduction of $124,840 of long-term debt.

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

             In the six month period ended June 30, 2011, the inflation rate in Israel was 0.4% and the NIS appreciated against the U.S. dollar by 3.8%.  If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

  We did not enter into any foreign exchange contracts in the six months ended June 30, 2011.

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

Off-balance Sheet Arrangements

      None.

Contractual Obligations

      The following table summarizes our contractual obligations and commercial commitments as of June 30, 2011.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years
Long-term debt obligations	328,366	147,041	165,129	16,196	---
Estimated interest payments on long-term debt obligations	27,105	13,094	8,821	5,190	---
Operating lease obligations	1,981,528	304,933	991,183	685,412	---
Total	2,336,999	465,068	1,165,133	706,798	---

Critical Accounting Policies

      A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these policies in the period ended June 30, 2011.

Recent Accounting Pronouncements

      See Note 1G to the unaudited condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      We have variable rate loans that we borrow from Israeli banks which are based on the local Prime Rate. Each increase of 1% in the Prime Rate will increase our interest expense approximately $21,600 on an annualized basis.

Foreign Exchange Risk

      Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the depreciation of the U.S. dollar against these currencies increases the U.S. dollar value of our expenses denominated in such currencies. In the first six  months of 2011, the U.S. dollar depreciated against the NIS by approximately 3.8%.

Item 4.  Controls and Procedures

 Evaluation of Disclosure Controls and Procedures.  As of June 30, 2011, our company's chief executive officer and acting chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses described below in our internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and acting chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

 Based on their evaluation under the framework described above, our chief executive officer and chief financial officer have concluded that our internal control over financial reporting was ineffective as of June 30, 2011, due to material weaknesses related to our financial statement closing process resulting from insufficient knowledge of our financial staff regarding the application of U.S. GAAP to complex transactions.

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

Changes in Internal Control over Financial Reporting

      No change in our internal control over financial reporting occurred during the three month period ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2011, we made changes to our internal control over financial reporting and took remedial actions, as described above.

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings

  On February 11, 2009, a lawsuit was filed in the Jerusalem District Court, or the Court, against our subsidiary, Achidatex Nazareth Elite (1977) Ltd., or Achidatex, Mr. Avraham Haztor,  the then chief executive officer of Achidatex, and our subsidiary Export Erez USA Inc., or Export Inc. Our subsidiary Export Erez Ltd., or Export Erez, was subsequently added as a defendant in the action. The suit alleges that Achidatex materially breached its February 22, 2000 agreement with the plaintiff, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals, worldwide as it only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.9 million). We filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex. The petition to consolidate the counter-claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Our subsidiaries filed a statement of defense and the proceedings are currently at the stage at which the parties have to submit affidavits stating evidence to support their case. We believe that the risk under the above lawsuit is not material to the business of our subsidiaries. We intend to vigorously defend our position against the lawsuit. Recently the plaintiff requested court permission to amend its statement of claims to increase the amount of damages sought to NIS 20 million (approximately $5.6 million). This motion was rejected recently by the court.

  On July 12, 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court, or the Labor Court against our company, our subsidiaries, Mayotex Ltd. and Export Erez, and against an officer of our company, by a former employee. The plaintiff alleged that we breached her employment agreement and violated certain Israeli labor related legislation by not paying her severance payment in lieu of vacation, recuperation payments, contribution to a study fund, payments due during a prior notice period and compensation for unpaid overtime. The plaintiff also claimed that she was the subject of sexual harassment and consequently we violated certain applicable Israeli legislation. The plaintiff sought damages of $414,775.  On June 6, 2011, we entered into a settlement agreement with the former employee in which we paid a total  of NIS 244,856 NIS (approximately $71,700) in full settlement of her claims.

Item 1A.   Risk Factors

We may encounter difficulties in realizing the potential financial or strategic benefits of recent business acquisitions.

 In May 2011 we acquired Philcar, a company that specializes in equipping and protecting vehicles, from Rabintex for $235,502, and in July 2011 we entered into an agreement to purchase the remaining Israel-based armoring business  activity of Rabintex.

 Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenue to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

      Mergers and acquisitions are inherently risky and subject to many factors outside of our control and no assurance can be given that these acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.  Failure to manage and successfully integrate these acquisitions could materially harm our business and operating results.

      There have been no other material changes to our “Risk Factors” set forth in Item 1A. of our Annual Report on Form 10-K  for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. (Removed and Reserved)

Item 5. Other Information

      None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFENSE INDUSTRIES INTERNATIONAL, INC.

Dated: August 15, 2011	By:	/s/ Uri Nissani
Uri Nissani
Chief Executive Officer and President
/s/ Meir Ben-Hayon
Meir Ben-Hayon Acting Chief Financial Officer