Form 10-Q
period 2011-09-30
DEFENSE INDUSTRIES INTERNATIONAL INC
filed 2011-11-21
CIK 1069563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ______________ to _________________

Commission file number: 0-30105

 DEFENSE INDUSTRIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1421483
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐    No ☒

As of November 12, 2011 the issuer had 28,150,535 shares of Common Stock, par value $0.0001, outstanding.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION:

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	September 30, 2011	December 31, 2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,026,957	$3,502,461
Trading securities	201,152	1,894,864
Accounts receivable, net of allowance for doubtful accounts of $ 354,294, and $368,477, respectively	2,707,113	2,324,985
Inventories	4,442,467	4,402,517
Deferred taxes	260,115	191,318
Other current assets	1,160,357	398,297
Total Current Assets	9,798,161	12,714,442

PROPERTY, PLANT AND EQUIPMENT, NET	1,987,097	1,864,346

INVESTMENT AND LOANS TO ASSOCIATED COMPANIES	1,259,459	1,274,991

OTHER ASSETS
Funds in respect of employee rights upon retirement	765,616	881,184
Intangible assets, net	1,279,198	1,300,445
Deferred taxes	33,918	22,155
Total Other Assets	2,078,732	2,203,784

TOTAL ASSETS	$15,123,449	$18,057,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

LIABILITIES AND EQUITY

	September 30, 2011	December 31, 2010
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$2,634,816	$1,519,545
Accounts payable – related parties	14,324	156,753
Short-term debt	908,243	1,299,546
Other current liabilities	2,078,178	1,674,027
Total Current Liabilities	5,635,561	4,649,871

LONG-TERM LIABILITIES
Long-term portion of debt	448,140	240,945
Long-term portion of minimum royalty payment to the Government of Israel	446,015	466,500
Deferred tax liability	253,696	261,866
Liability for employee rights upon retirement	833,177	967,309
Total Long-Term Liabilities	1,981,028	1,936,620

TOTAL LIABILITIES	7,616,589	6,586,491

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding Common stock, $0.0001 par value, 250,000,000 shares authorized, 29,200,535 shares issued and 28,150,535 shares outstanding at September 30, 2011 and December 31, 2010	2,920	2,920
Additional paid-in capital	2,997,370	2,997,370
Treasury stock (1,050,000 shares at cost)	(252,000)	(252,000)
Retained earnings	4,141,200	7, 603,276
Accumulated other comprehensive income	617,370	1,119,506
Total Equity	7,506,860	11,471,072

TOTAL LIABILITIES AND EQUITY	$15,123,449	$18,057,563

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

NET REVENUES	$3,815,920	$6,581,429	$12,002,697	$12,462,974

COST OF SALES	3,418,660	4,865,555	9,696,945	9,974,941

GROSS PROFIT	397,260	1,715,874	2,305,752	2,488,033

OPERATING EXPENSES
Selling	399,843	460,788	1,829,851	793,295
General and administrative	577,282	631,357	2,817,965	2,031,652
Impairment of Isorad	587,318	---	587,318	---
Total Operating Expenses	1,564,443	1,092,145	5,235,134	2,824,947

INCOME (LOSS) FROM OPERATIONS	(1,167,183)	623,729	(2,929,382)	(336,914)

OTHER (EXPENSES) INCOME
Financial expenses	(289,045)	(330,727)	(502,884)	(216,905)
Financial income	6,436	17,857	7,359	55,715
Other income (expenses), net	13,678	10,483	(71,614)	100,694
Total Other (Expenses) Income	(268,931)	(302,387)	(567,139)	(60,496)

INCOME (LOSS) BEFORE INCOME TAXES	(1,436,114)	321,342	(3,496,521)	(397,410)

Income Tax (expenses) benefit	(17,222)	3,313	6,059	(4,671)

LOSS BEFORE SHARE IN PROFIT OF ASSOCIATED COMPANY	(1,453,336)	324,655	(3,490,462)	(402,081)

Share in profit of associated company	(9,188)	----	28,386	----

NET INCOME (LOSS)	$(1,462,524)	$324,655	$(3,462,076)	$(402,081)

Net loss attributable to controlling interest	$(1,462,524)	$324,655	$(3,462,076)	$(402,081)

Net income (loss) per share attributable to controlling interest - basic and diluted	$(0.052)	$0.012	$(0.123)	$(0.014)

Weighted average number of shares outstanding - basic and diluted	28,150,535	28,150,535	28,150,535	28,150,535

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive Income	Total Parent Company Shareholders'	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	(Loss)	Equity	Equity

Balance as of January 1, 2011	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$7,603,276	$1,119,506		$11,471,072	$11,471,072

Comprehensive loss:

Net loss	-	-	-	-	-	(3,462,076)	-	(3,462,076)	(3,462,076)	(3,462,076)

Foreign currency translation gain	-	-	-	-	-	-	(502,136)	(502,136)	(502,136)	(502,136)

Total comprehensive loss								(3,964,212)

Balance as of September 30, 2011	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$4,141,200	$617,370		7,506,860	$7,506,860

Balance as of January 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$10,176,352	$358,745			$13,283,387

Comprehensive loss:

Net loss	-	-	-	-	-	(402,081)	-	(402,081)	(402,081)	$(402,081)

Foreign currency translation gain	-	-	-	-	-	-	401,577	401,577	401,577	401,577

Total comprehensive loss								$(504)

Balance as of September 30, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,774,271	$760,322		$13,282,883	$13,282,883

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Comprehensive Income	Total Parent Company Shareholders'	Total
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Income (Loss)	Loss	Equity	Equity

Balance as of July 1, 2011	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$5,603,724	$1,448,258		$9,800,272	$9,800,272

Comprehensive loss:

Net loss	-	-	-	-	-	(1,462,524)		(1,462,524)	(1,462,524)	(1,462,524)

Foreign currency translation gain	-	-	-	-	-	-	(830,888)	(830,888)	(830,888)	(830,888)

Total comprehensive loss								$(2,293,412)

Balance as of September 30, 2011	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$4,141,200	$617,370		$7,506,860	$7,506,860

Balance as of July 1, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,449,616	$26,907		$12,224,813	$12,224,813

Common stock issued to acquire Rizzo Inc.	-

Comprehensive Income:

Net Income						324,655		$324,655	324,655	324,655

Foreign currency translation gain	-	-	-	-	-	-	733,415	733,415	733,415	733,415

Total comprehensive loss								$1,058,070

Balance as of September 30, 2010	29,200,535	$2,920	1,050,000	$(252,000)	$2,997,370	$9,774,271	$760,322		13,282,883	$13,282,883

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,462,076)	$(402,081)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	527,802	425,163
Gain from sale of property, plant and equipment	---	1,829
Provision for doubtful accounts	(2,321)	(14,642)
Deferred taxes	(84,479)	2,556
Net unrealized gain on trading securities	22,167	(53,966)
Gain from the disposal of Dragonwear Trading Ltd.	---	(14,001)
Gain from settlement of long- term note	---	(8,968)
Penalty for existing Isorad agreement	150,000	---
Accrued interest and exchange rate differences of long-term debt	(83,933)	479
Accrued interest and exchange rate differences on refundable deposits for the purchase of a business	---	(15,320)
Impairment of Isorad	587,318
Equity Gains	(28,386)	---

Changes in assets and liabilities
Decrease in accounts receivable	(354,289)	(912,700)
Increase in inventories	(62,276)	(189,693)
Decrease in trading securities	1,588,337	419,346
Decrease in related parties accounts	(136,484)	(425,233)
Increase in other current assets	(772,226)	(272,625)
Increase (decrease) in funds in respect of employee rights upon retirement	76,874	(63,255)
Increase in accounts payable	998,795	936,561
Increase (decrease) in other current liabilities	11,668	(261,004)
(Decrease) increase in liability for employee rights upon retirement	(90,297)	86,225
Net cash used in Operating Activities	(1,113,806)	(761,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(760,186)	(174,239)
Proceeds from sale of property, plant and equipment	---	6,891
Purchase of the Philcar business (a)	(235,502)	---
Refundable deposits for purchase of a business	---	(13,782)

Net cash used in Investing Activities	(995,688)	(181,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Reduction) increase in Short-term debt, net	(525,362)	232,736
Proceeds from long-term debt	317,664	124,794
Repayment of long-term debt	(214,521)	(224,877)
Redemption of related party creditors	14,233	-
Net cash (used in) provided by Financing Activities	(407,986)	132,653

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	41,976	127,433

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,475,504)	(682,373)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,502,461	3,783,631

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,026,957	$3,101,258

INTEREST PAID	$105,545	$36,567

TAXES PAID	$60,850	$134,414

(a)	Purchase of the Philcar business (see also Note 2):

Net fair value of the assets acquired and liabilities assumed at the acquisition date was as follows:

Working capital, net	$(329,187)
Property and equipment	100,883
Intangible assets	597,756
$369,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 1     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.
The accompanying unaudited interim consolidated financial statements as of September 30, 2011 and for the nine month period then ended (the “interim financial statements”) were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, changes in  equity, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States of America.

B.
The accounting principles used in the presentation of the interim financial statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with the year ended December 31, 2010.

C.
The preparation of the interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for fair presentation of the interim financial statements have been included. The results of operations for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The interim financial statements should be read in conjunction with the Company’s annual financial statements as of December 31, 2010 and for the year then ended and the accompanying notes thereto.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 1     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

E.	Per share data

Basic net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For each of the nine month periods ended September 30, 2011 and 2010 common stock equivalents to purchase 202,500 shares of common stock were not included in diluted income (loss) per share because their effect is anti-dilutive.

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

In addition to the assets and liabilities described above, our financial instruments also include cash, accounts receivable, other receivables, accounts payable, accounts payable to related parties, accrued expenses and other payables. The fair value of these financial instruments was not materially different from their carrying value at September 30, 2011 and December 31, 2010 due to the short-term maturity of these instruments.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 1     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

G.	Recent accounting pronouncements issued and adopted in the reported period

With the exception of those pronouncements stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that are of material significance, or have potential material significance, to the Company.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05 for the presentation of comprehensive income thereby amending ASC220, Comprehensive Income. The amendment requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective in fiscal years beginning after December 15, 2011 and should be applied retrospectively.  These amendments will not impact the presentation of our financial statements upon adoption.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Although early adoption is permitted, the Company will adopt ASU 2011-08 as of January 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of ASU 2011-08 will not have a material impact on the Company’s consolidated condensed financial statements.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2	BUSINESS COMBINATION AND CERTAIN TRANSACTIONS

1.
On December 21, 2008, Mayosar, through its wholly owned subsidiary, Optics, entered into an agreement (the "Isorad Agreement") to purchase the Germanium Crystals Business of Isorad Ltd. ("Isorad"), an Israeli governmental company. The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications. After a period of uncertainty, in August 2010, Mayosar, Optics and Isorad executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement under certain conditions. On December 19, 2010 (the "Effective Date"), the Isorad Agreement was approved and became effective. Pursuant to the Isorad Agreement, Optics is to pay annual royalties to Isorad of 3% out of sales for a period of 15 years commencing the Effective Date of the Isorad Agreement, with a minimum of approximately $133,000, payable on an annual basis during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the years following the above initial period. Isorad also has the right to acquire 5% of the share capital of Optics on a fully diluted basis for a nominal value during an original 24-month period beginning on the Effective Date. Such right was extended until January 1, 2012. In the event of an allotment of shares representing 5% of Optics’ share capital to Isorad upon the exercise by Isorad of its option, Optics will issue additional shares of Optics to Mayotex on a pro rata basis, in order for Mayotex to retain an 82% interest in Optics’ share capital.

Management performed a purchase price allocation for the purchase of Isorad IR based on the fair value of the assets acquired and liabilities assumed at the date of acquisition, and concluded upon the advice of an independent valuator that no intangible assets should be recognized and the excess purchase price over the fair value of the net assets purchased should be allocated to goodwill at the date of acquisition.

The following table summarizes the consideration transferred and estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash payment to Isorad (in the form of a deposit paid in January 2009)	$698,570
Minimum guaranteed royalty payments	750,000
Total consideration	1,448,570

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (including cash and cash equivalents of $82,947)	196,539
Property and equipment	152,284
Goodwill	1,267,000
Accounts payable and other current liabilities	(92,253)
Deferred income taxes liabilities	(75,000)
Total identifiable net assets acquired	$1,448,570

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2     BUSINESS COMBINATION AND CERTAIN TRANSACTIONS (Continued)

Management has identified certain changes in circumstance, including a reduction in the volume of operations of Isorad IR and a decrease in sales following the acquisition as triggering events for applying a goodwill impairment test that would, more likely than not, reduce the fair value of Isorad IR below the booked amount, based on the provisions of ASC 350-20-35-28.

Management applied the Net Realized Value (NRV) approach to estimate the fair value of Isorad IR and recognized impairment losses of $549,933 and $ 141,312 for goodwill and fixed assets, respectively. Additionally, we wrote off certain current assets of Isorad IR in aggregate amount of $ 72,299.

The Companies are in the process of signing a second addendum to the Isorad agreement that will provide that the royalty payment will be postponed to a period that will start on January,  1, 2012 and that at the end of 2012, Isorad could under certain circumstances, determine to end the relationship between the parties, subject to a final payment of approximately $150,000.

Management is of the opinion that under the circumstances, including the recognition of impairment losses for long lived assets and goodwill, it is more likely than not that the Company will determine to make a final payment of approximately $150,000. Accordingly, the Company made a provision for such amount in our financial statements.

2.
On February 22, 2010, Mayotex entered into a contract for the acquisition of the business of Vacutec Industries Ltd., a manufacturer of fiberglass for the automotive industry. Pursuant to the agreement Mayotex acquired certain fixed assets, inventories, customer lists and backlog in consideration of $23,000, of which $13,243 was paid prior to December 31, 2010.

Management allocated the purchase price to the following assets on the basis of their fair value:

Fixed assets	$22,205
Inventory	1,830
Customer lists and backlog	28,445

Accordingly the excess fair value of the assets purchased over the purchase price (bargain purchase gain), in the amount of $25,994 was recognized in the income statement at the date of the acquisition.

3.
On May 3, 2011, Mayotex entered into an agreement with Rabintex Industries Ltd. ("Rabintex"), to purchase Philcar Ltd. ("Philcar"), a company that specializes in equipping and protecting vehicles, for an amount of $235,502. Under the terms of the agreement, Mayotex may pay Rabintex additional compensation of up to $160,728, depending on the amount of orders that Philcar receives from certain customers during the nine-month period following the closing of the transaction.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Amortization cost for the five months ended September 30, 2011 for the backlog was $15,000.

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

The pro forma information is as follows:

	For the nine Months ended September 30, 2011	For the nine Months ended September 30, 2010	For the three Months ended September 30, 2011	For the three Months ended September 30, 2010
	Unaudited		Unaudited

Net revenues	12,144,965	13,069,135	3,815,920	6,805,458

Net loss	(3,727,151)	(801,851)	(1,469,246)	(175,289)

Basic net loss per share	(0.132)	(0.028)	(0.052)	(0.006)

Diluted net loss per share	(0.132)	(0.028)	(0.052)	(0.006)

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2     BUSINESS COMBINATION AND CERTAIN TRANSACTIONS (Continued)

4.
On July 11, 2011, Achidatex entered into an agreement to purchase the personal protection activity of Rabintex Ltd. (the “Agreement”). The personal protection activity to be acquired includes Rabintex’s activities in respect to the development, manufacture, assembly and marketing of protection products, mainly based on lining of ballistic clothing and its manufacture of dry storage.

Achidatex agreed to purchase the activities free from any warranty, debt, lien, claim or third party     rights and on “as is” basis.  Achidatex also agreed to take all action reasonably necessary to complete project Italy for the supply of bullet proof vests to the Italian army, which is encumbered by a lien to Bank Hapoalim.  Achidatex has the right to decide whether to employ the employees of Rabintex after the latter of (i) the date of approval of the Agreement  by the banks whose loans are secured by the assets of Rabintex (the “Banks”), or the court enables the sale; (ii) approval of the Agreement by the Anti-Trust Authority; or (iii) the supply of documents and approvals required by Achidatex pursuant to the conditions precedent to closing the Agreement (the “Determination Date”).  Rabintex agreed to change its name so as to no longer include “Rabintex” within 30 days of the Determination Date.  Rabintex also agreed to keep confidential any information related to the personal protection activity and to not compete with Achidatex for a period of three years from the date of receipt of the last payment.

The consideration to be paid by Achidatex is NIS 42 million (approximately $12.3 million) together with V.A.T. as required by law and 10% of the issued and outstanding share capital of the Company (2,815,053 shares of common stock). The consideration is to be paid as follows:  (i) NIS 9 million (approximately $2.6 million) to be paid to Rabintex in installments;(ii) NIS 14.5 million (approximately $4.25 million) to be paid directly to the Banks; (iii) NIS 6.5 million (approximately $1.9 million) to be paid to the accounts of Rabintex  at the Banks for the purchase of real estate; and (iv)  Achidatex agreed to take all action reasonably necessary to enable the collection of the accounts  receivable under a project in Italy for the Italian army. Payment is to be guaranteed by a NIS 15 million (approximately $4.4   million) lien on the personal protection activity assets purchased, including a floating lien on the inventory purchased in the framework of the Agreement, and a writ of guarantee from the Company’s Export-Erez and Mayotex Ltd. subsidiaries. As of September 30, 2011 not all of the conditions to closing that are mentioned above had been met.

NOTE 3	INVENTORIES Inventories of:

	September 30, 2011	December 31, 2010

Raw materials	$2,388,246	$3,030,442
Work in progress	646,491	607,328
Finished goods	1,407,730	764,747

	$4,442,467	$4,402,517

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

A.	Sales and income from operations:

	Civilian		Military
	Local	Export	Local	Export	Consolidated

For the nine months ended September 30, 2011

Revenue from sales	$2,412,137	$2,457,051	$2,231,993	$4,901,516	$12,002,697
Gross Profits	496,719	794,314	201,277	813,442	2,305,752
Corporate unallocated costs					5,235,134
Loss from operations					(2,929,382)

For the three months ended September 30, 2011:

Revenue from sales	$1,025,398	$492,425	$662,398	$1,635,699	$3,815,920
Gross Profits	3,229	252,460	1,447	140,124	397,260
Corporate unallocated costs					1,564,443
Loss from operations					(1,167,183)
For the nine months ended September 30, 2010

Revenue from sales	$2,996,771	$1,096,859	$3,805,094	$4,564,250	$12,462,974
Gross Profits	531,011	282,657	767,714	906,651	2,488,033
Corporate unallocated costs					2,824,947
Income (Loss) from operations					(336,914)

For the three months ended September 30, 2010:

Revenue from sales	$1,311,624	$488,141	$1,129,326	$3,652,338	$6,581,429
Gross Profits	301,491	199,868	409,906	804,609	1,715,874
Corporate unallocated costs					1,092,145
Income from operations					623,729

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 4     SEGMENT INFORMATION AND CONCENTRATIONS (Continued)

B.	Geographic Areas – revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Israel	$1,687,796	$2,440,950	$4,644,130	$6,801,865
South America	185,558	2,825,282	1,645,554	3,292,725
North America	537,336	488,175	2,534,886	1,093,918
Europe and Asia	175,374	190,230	691,154	635,413
Africa	1,229,856	636,792	2,486,973	639,053

Total Sales	$3,815,920	$6,581,429	$12,002,697	$12,462,974

C.	Single Customer Exceeding 10% of Sales:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010

Customer A (Military Local)		$776,202		$1,059,509		$2,148,418		$3,515,281
Customer B (Military Local)	$	---*	$	---*	$	---*	$	---*
Customer C(Military Local)	$	---*		$1,777,869	$	---*		$1,777,869

*	Did not exceed 10% of sales for the respective period

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 5     COMMITMENTS AND CONTINGENCIES

A.
On February 11, 2009, a lawsuit was filed in the Jerusalem District Court, or the Court, against our subsidiary, Achidatex Nazareth Elite (1977) Ltd., or Achidatex, Mr. Avraham Haztor,  the then chief executive officer of Achidatex, and our subsidiary Export Erez USA Inc., or Export Inc. Our subsidiary Export Erez Ltd., or Export Erez, was subsequently added as a defendant in the action. The suit alleges that Achidatex materially breached its February 22, 2000 agreement with the plaintiff, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals, worldwide as it only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.7 million). We filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex. The petition to consolidate the counter-claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Our subsidiaries filed a statement of defense and the proceedings are currently at the stage at which the parties have submitted affidavits stating evidence to support their case. We believe that the risk under the above lawsuit is not material to the business of our subsidiaries. We intend to vigorously defend our position against the lawsuit. Recently the plaintiff requested court permission to amend its statement of claims to increase the amount of damages sought to NIS 20 million (approximately $5.4 million). This motion was rejected recently by the court.

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

On October 24, 2011, Mrs. Tzipi Moldovan, a director and former employee of the company, filed     an action against the company with the labor court in Be'er-Sheva, Israel. Ms. Moldovan alleged that the company is improperly withholding payments and certain documents that she requires in order to obtain certain rights allegedly due to her as a former employee of the company. The company has until November 16, 2011 to file an appeal and intends to vigorously oppose the claim as it believes that it has fully complied with the applicable law. Management believes that the Company’s exposure in this matter is not material to the business of the Company.

DEFENSE INDUSTRIES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 6     SUBSEQUENT EVENTS

A.
During 2004, the Israeli Government decided to evacuate persons and companies from the Erez Industrial Zone in the .Gaza Strip where part of the Company's operations was located. The Company evacuated its remaining operations from the Erez Industrial Zone in August 2005. The Israeli Government's decision to evacuate the Gaza Strip was supported by certain resolutions as well as the Israeli Evacuation Compensation Law (2005) that was adopted by the Israeli Parliament to compensate the Israeli Gaza Strip settlers as well as business and property owners in the Gaza Strip and in the Erez Industrial Zone. In February 2006, three of the Company's subsidiaries, Export Erez Ltd., Mayotex Ltd. and Achidatex Nazareth Elite (1997) Ltd. filed claims for compensation pursuant to the Evacuation Compensation Law. During the first quarter of 2008 the Company received compensation of  $4,910,541, net of tax from the Israeli Government pursuant to the Evacuation Compensation Law.

In November 2011, three of the Company’s subsidiaries, Export Erez, Mayotex and Achidatex, filed   compensation claims with the Israeli Government as a result of an amendment of the Evacuation Compensation Law As of September 30, 2011, the Company could not estimate when or if it would receive further compensation based on such claims.

B.	On October 30 the Israeli Government approved the recommendations of the tax chapter of the Trachtenberg committee report (the "recommendations").

The recommendations include an increase to 25% instead of 23% at 2012.The recommendations require legislative process to be completed. Legislative process has not yet completed at the date of approval of the condensed interim September 30, 2011, and there is no certainty that the future is complete in the format approved by the government or in general, therefore the government's decision not significant effect on the condensed interim financial statements of the Company as of September 30 , 2011.

Item2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

 In the three and nine month periods ended September 30, 2011, the NIS appreciated against the U.S. dollar by approximately 8.7% and 4.6%, respectively, and our financial results were negatively impacted.  Exchange rates between the U.S. dollar and the NIS fluctuate continuously. Exchange rate fluctuations and especially larger periodic devaluations will have an impact on our profitability and period-to-period comparisons of our results. We cannot assure you that in the future our results of operations will not be materially adversely affected by currency fluctuations.

Material Trends

Local Military Market. In the three and nine month periods ended September 30, 2011, our local military market revenues decreased to $662,398 and $2,231,993, respectively, compared to $1,129,326 and $3,805,094 for the three and nine month periods ended September 30, 2010. As of November 2, 2011, we had a backlog of firm orders from the Israeli Ministry of Defense of approximately $500,000 including orders of approximately $35,000 that we received subsequent to September 30, 2011. In the nine month periods ended September 30, 2011 and 2010, sales to the Israeli Ministry of Defense were approximately $2,148,418 and $3,515,281, accounting for 17.9% and 28.2% of our total sales, respectively. Our sales decreased significantly as a result of a decrease in demand from the Israeli Ministry of Defense. We believe that the demand for our products from the Israeli Ministry of Defense will increase during the remainder of 2011 and in 2012.

Export Military Market. Our customers in this market are military and law enforcement organizations mostly in South America, North America, Africa and Europe. In the three and nine month periods ended September 30, 2011, our export military market revenues were $1,635,699 and $4,901,516, respectively, compared to $3,625,338 and $4,564,250 for the three and nine month periods ended September 30, 2010. During the third quarter of 2011 our sales decreased significantly, as a result of a decrease in sales to South America.  Our customers’ budgets fluctuate, and as a result, we cannot identify definite trends in these markets.

The following table presents details of our export military sales during the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales to South America	$185,558	$2,825,282	$1,645,554	$3,292,725
Sales to North America	44,911	---	77,835	7,356
Sales to Europe and Asia	175,374	190,264	691,154	625,116
Sales to Africa	1,229,857	636,792	2,486,973	639,053
Total Export Military Sales	$1,635,700	$3,652,338	$4,901,516	$4,564,250

            Local Civilian Market.  In the three and nine month periods ended September 30, 2011, our local market revenues were $1,025,398 and $2,412,137, respectively, compared to $1,311,624 and $2,996,771 for the three and nine month periods ended September 30, 2010.  The decrease in revenues reflects decreased sales of armored vehicles for civilian purposes.

Export Civilian Market.  In the three and nine month periods ended September 30, 2011, our export market revenues increased to $492,425 and $2,457,051, respectively, compared to $488,141 and $1,096,859 for the three and nine month periods ended September 30, 2010.  The increase in revenues reflects increase sales of armored vehicles for civilian purposes.

The following table sets forth the breakdown of sales by segment for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Local civilian market	$1,025,398	$1,311,624	$2,412,137	$2,996,771
Export civilian market	492,425	488,141	2,457,051	1,096,859
Local military market	662,398	1,129,326	2,231,993	3,805,094
Export military market	1,635,699	3,652,338	4,901,516	4,564,250
Total	$3,815,920	$6,581,429	$12,002,697	$12,462,974

Backlog. We had approximately $3.2 million of unfilled customer orders at September 30, 2011, compared to $3.3 million of unfilled customer orders at September 30, 2010. Of our $3.2 million of unfilled customer orders at September 30, 2011, approximately $0.4 million was attributable to orders from the Israeli Ministry of Defense, approximately $1 million was attributable to orders from military customers in South America, approximately $0.65 million was attributable to orders from military customers in Africa and approximately $1 million was attributable to the local civilian market. The decline in our backlog is primarily attributable to a decrease in orders from the Israeli Ministry of Defense.

The Sarino Agreement

On December 21, 2008, Mayosar, through its wholly owned subsidiary, Optics, entered into an agreement (the "Isorad Agreement") to purchase the Germanium Crystals Business of Isorad Ltd. ("Isorad"), an Israeli governmental company. The Isorad Agreement provided for the purchase of certain know-how, equipment, inventories and production activities of Germanium Crystals for lenses used in infra-red night vision system applications. After a period of uncertainty, in August 2010, Mayosar, Optics and Isorad executed an addendum to the 2008 agreement, according to which the parties confirmed the validity of the Isorad Agreement under certain conditions. On December 19, 2010 (the "Effective Date"), the Isorad Agreement was approved and became effective. Pursuant to the Isorad Agreement, the effective date Optics is to pay annual royalties to Isorad of 3% out of sales for a period of 15 years commencing the Effective Ddate of the Isorad Agreement , with a minimum of approximately $133,000, payable on an annual basis during the first 18 months or until the date of completion of the transfer of the site of the Germanium Crystals Business, whichever is earlier (this payment includes a reimbursement of costs for the usage of the site and equipment in this initial period), and approximately $53,000 per year during the years following the above initial period. Isorad also has the right to acquire 5% of the share capital of Optics on a fully diluted basis for a nominal value during an original 24-month period beginning on the Effective Date. Such right was extended until January 1, 2012. In the event of an allotment of shares representing 5% of Optics’ share capital to Isorad upon the exercise by Isorad of its option, Optics will issue additional shares of Optics to Mayotex on a pro rata basis, in order for Mayotex to retain a 82% interest in Optics’ share capital .

Management  completed the allocation of purchase price of Isorad IR  based on the  fair value of  the assets acquired and liabilities assumed at the date of acquisition, and concluded  upon the advice of an independent valuator that no intangible assets should be recognized and the excess purchase price over the fair value of the net assets purchased should be allocated to goodwill at the date of acquisition

Management has identified certain changes in circumstance, including a reduction in the volume of operations of Isord IR and a decrease in sales following the acquisition as triggering events for applying a goodwill impairment test that would, more likely than not, reduce the fair value of Isorad IR below the booked amount, based on the provisions of ASC 350-20-35-28.

Management applied the Net Realized Value (NRV) approach to estimate the fair value of Isorad IR and recognized impairment losses of $549,933 and $ 141,312 for goodwill and fixed assets, respectively. Additionally, we wrote off certain current assets of Isorad IR in aggregate amount of $ 72,299.

We are in the process of signing a second addendum to the Isorad agreement that will provide that the royaltyy payment will be postponed to a period that will start on January 1,2012 and that at  the end of 2012 Isorad could under certain circumstances determine to end the relationship between the parties, subject to a final payment of approximately  $150,000.

Management is of the opinion that under the circumstances, including  the recognition of impairment losses for long lived assets and goodwill, it is more likely than not that our company will  determine to make   a final payment of approximately  $150,000. Accordingly,  we made a provision for such amount in our financial statements.

Acquisition of Philcar Ltd.

In March 2011, Mayotex entered into an agreement with Rabintex Industries Ltd., or Rabintex, to purchase Philcar Ltd., or Philcar, a company that specializes in equipping and protecting vehicles, for $235,502.  The transaction was completed on May 3, 2011 and we began to include the operations of Philcar in our financial statements as of May 3, 2011.

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

Achidatex agreed to purchase the activities free from any warranty, debt, lien, claim or third party rights and on “as is where is” basis. Achidatex also agreed to take all action reasonably necessary to complete a project in Italy for the supply of bullet proof vests to the Italian army, which project is encumbered by a lien to Bank HapoalimAchidatex has the right to decide whether to employ the employees of Rabintex after the later of (i) the date of approval of the Agreement by it, the banks whose loans are secured by the assets of Rabintex (the “Banks”), or the court enables the sale; (ii) approval of the Agreement by the Anti-Trust Authority; or (iii) the supply of documents and approvals required by Achidatex pursuant to the conditions precedent to closing the Agreement (the “Determination Date”).  Rabintex agreed to change its name so as to no longer include “Rabintex” within 30 days of the Determinative Date. Rabintex also agreed to keep confidential any information related to the personal protection activity and to not compete with Achidatex for a period of three years from the date of receipt of the last payment.

The consideration to be paid by Achidatex is NIS 42 million (approximately $12.3 million) together with V.A.T. as required by law and 10% of the issued and outstanding share capital of our company (2,815,053 shares of common stock). The consideration is to be paid as follows:  (i) NIS 9 million (approximately $2.6 million) to be paid Rabintex in installments;(ii) NIS 14.5 million (approximately $4.25 million) to be paid directly to the Banks; (iii) NIS 6.5 million (approximately $1.9 million) to be paid to the accounts of Rabintex at the Banks for the purchase of real estate; and (iv)  Achidatex agreed to take all action reasonably necessary to enable the collection of the amounts receivable under the project in Italy for the Italian army. Payment is to be guaranteed by a NIS 15 million (approximately $4.4  million) lien on the personal protection activity assets to be purchased, including a floating lien on the inventory to be purchased in the framework of the Agreement, and guarantees from our Export-Erez and Mayotex Ltd. subsidiaries. The closing has not been completed as yet.

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

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

            Net Revenues. Net revenues for the three months ended September 30, 2011 decreased to $3.8 from $6.8 million in the three months ended September 30, 2010, a decrease of 42.4%.  The decrease is mainly attributable to a decrease of approximately $2 million in our export military market segment due to a decrease in demand and a decrease of approximately $0.76 million in our local military market segment due to decreased sales of armored vehicles for civilian purposes.  We expect that our revenues will increase in the next quarter.

The following table sets forth the breakdown of sales by segment for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010

Local civilian market	$1,025,398	$1,311,624
Export civilian market	492,425	488,141
Local military market	662,398	1,129,326
Export military market	1,635,699	3,652,338
Total	$3,815,920	$6,581,429

Gross Profit. Gross profit for the three months ended September 30, 2011 was $0.4 million compared to $1.7 million for the three months ended September 30, 2010.  Our gross profit margin for the three months ended September 30, 2011 decreased to 10.4% compared to 25% for the three months ended September 30, 2010. This decrease in gross profit is primarily attributable to the decrease in revenues from sales. The decrease in our gross profit margin is primarily attributable to the 44% decrease in revenues while our cost of sales decreased by only 29.7%, which is primarily due to the relatively stable level of our fixed costs that are not revenue dependent.

Selling Expenses. Selling expenses for the three months ended September 30, 2011 decreased by 13% to $399,843 from $460,788 for the three months ended September 30, 2010. The decrease in our selling expenses was primarily attributable to decrease in sales during the quarter.

 General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 decreased by 8.5%to $577,282 from $631,357 for the three months ended September 30, 2010.  The decrease in general and administrative expenses was attributable primarily to a $198,434  decrease in depreciation expense.

Impairment of Goodwill  and Fixed Assets.  In the third quarter of 2011, we determined that the fair value of our investment in the Germanium Crystals Business of  Isorad Ltd had decreased and as a result, we incurred impairment losses of $549,933 including a  $141,312 impairment for fixed assets.

Financial (Expenses) Income, Net. We had financial expenses, net of $282,609 for the three months ended September 30, 2011 compared to financial expenses, net of $312,870 for the three months ended September 30, 2010. The decrease in our financial expenses is primarily due to the repayment of loans during the period and the decrease in cash credit.

Other Income (Expenses), Net. We had other expenses, net for the three months ended September 30, 2011 of $13,678 as compared to other income, net of $10,483 for the three months ended September 30, 2010.  Our other expenses in three months ended September 30, 2011 included a $20,749 loss derived from sales of tradable securities, a $27,824 unrealized loss on tradable securities and a $48,746 loss derived from revaluation of funds in respect of employee rights upon retirement. Our other income in the three months ended September 30, 2010 included a $11,000 gain derived from the revaluation of funds in respect of employee rights upon retirement.

Income Tax Expense (Benefit). Our income tax expense for the three months ended September 30, 2011 was $17,222 compared to an income tax benefit of $3,313 for the three months ended September 30, 2010. The increase in income tax expense was mainly due to the increase in our tax assets in the three months ended September 30, 2011.

Net Income (Loss). For the three months ended September 30, 2011, our consolidated net loss attributable to controlling interest was $1,462,524 compared to consolidated net income attributable to controlling interest of $324,655 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Net Revenues. Net revenues for the nine months ended September 30, 2011 decreased to $12 million from $12.5 million in the nine months ended September 30, 2010, a decrease of 3.7%. The decrease is mainly attributable to a decrease in revenues attributable to our local civilian and military market segments.  In the nine-month period ended September 30, 2011, revenues from the local civilian market segment decreased by approximately $0.6 million and revenues from our local military market segment decreased by approximately $1.6 million.   These decreases were partially offset by an increase of $1.4 million, or 124%, in the export civilian market, reflecting higher demand in this market.

The following table sets forth the breakdown of sales by segment for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010

Local civilian market	$2,412,137	$2,996,771
Export civilian market	2,457,051	1,096,859
Local military market	2,231,993	3,805,094
Export military market	4,901,516	4,564,250
Total	$12,002,697	$12,462,974

Gross Profit. Gross profit for the nine months ended September 30, 2011 was $2.3 million compared to $2.5 million for the nine months ended September 30, 2010. This decrease in gross profit is primarily attributable to the decrease in revenues. Our gross profit margin for the nine months ended September 30, 2011 decreased to 19.2% compared to 20% for the nine months ended September 30, 2010. The decrease is primarily due to the relatively stable level of our fixed costs that are not revenue dependent.

Selling Expenses. Selling expenses for the nine months ended September 30, 2011 increased by 130.7% to $1,829,851 from $793,295 for the nine months ended September 30, 2010. The increase in our selling expenses was attributable primarily to sales consulting expenses incurred during the first half of 2011in an effort to increase future sales and increased commission sales.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 increased by 38.7% to approximately $3 million  from approximately $2 million for the nine months ended September 30, 2010. The increase in general and administrative expenses was attributable primarily to an increase of $286,066 in professional fees and an increase of $38,543 in depreciation expenses, an increase of $409,780 in wages and other employee benefits and an increase of $99,265 in office expenses.

Impairment of Goodwill  and Fixed Assets.  In the third quarter of 2011, we determined that the fair value of our investment in the Germanium Crystals Business of  Isorad Ltd had decreased and as a result, we incurred impairment losses of $549,933 including a  $141,312 impairment for fixed assets.

Financial (Expenses) Income, Net. We had financial expenses, net of $495,525 for the nine months ended September 30, 2011 compared to financial expenses, net of $161,190 for the nine months ended September 30, 2010. The increase in our financial expenses is primarily due to the increase in bank commissions and other bank expenses due to the sale of securities in the period, an increase in guarantee commissions and a decrease in financial income due to a decrease in our cash deposits .

Other Income (Expenses), Net. We had other expenses, net for the nine months ended September 30, 2011 of $71,614 as compared to other income, net of $100,694 for the nine months ended September 30, 2010. Our other expenses in the nine months ended September 30, 2011 included a charge of $102,323 relating to the revaluation of funds in respect of employee rights upon retirement, offset in part by a $20,749 gain derived from sales of tradable securities. Our other income in the nine months ended September 30, 2010 is mainly attributable to the revaluation of funds in respect of employee rights upon retirement of $20,000, an unrealized gain of $59,000 on tradable securities and a gain of $23,000 from the dissolution of our subsidiary, Dragonwear Trading Ltd.

Income Tax Expense (Benefit). Our income tax benefit for the nine months ended September 30, 2011 was $6,059 compared to income tax expense of $4,671 for the nine months ended September 30, 2010. The decrease in income tax expense was mainly due to the increase in our tax assets for the nine months ended September 30, 2011.

Net Income (Loss). In the nine months ended September 30, 2011, our consolidated net loss attributable to controlling interest was $3,462,076, compared to a net loss attributable to controlling interest of $402,081 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund our operating and investing activities. Of particular importance to management are cash flows generated by operating activities and cash used for capital and financing expenditures.

In the last few years we have financed our operating needs and capital expenditures through cash flows from our operations, payments from the Israeli government relating to the evacuation by our Erez Export and Mayotex subsidiaries from their manufacturing facilities in the Erez Industrial Zone in the Gaza Strip, bank credits and loans and from existing cash. We expect to continue to finance current and planned operating requirements principally through cash from operations, as well as existing cash resources.

As of September 30, 2011, we had $1,026,957 in cash and cash equivalents, $201,152 in trading securities and working capital of $4 million, as compared to $3.5 million in cash and cash equivalents, $2.0 million in trading securities and working capital of $8 million at December 31, 2010.  We believe that we have sufficient working capital and borrowing capability to sustain our current level of operations for the next twelve months. However, we may, from time to time, seek additional funding through a combination of equity and debt financings or from other sources. The economic climate and any uncertainty in the global financial markets resulting from the disruption in credit markets may affect our ability to raise additional funds in the future, if required. There can be no assurance that such additional financing will be available to us, or if available, will be on terms favorable to our company.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2011	September 30, 2010

Net cash (used in) operating activities	$(1,113,806)	$(761,329)
Net cash (used in) investing activities	(995,688)	(181,130)
Net cash (used in) provided by in financing activities	(407,986)	132,653
Net decrease in cash and cash equivalents	(2,475,504)	(682,373)
Cash and cash equivalents at beginning of period	3,502,461	3,783,631
Cash and cash equivalents at end of period	$1,026,957	$3,101,258

Operating activities. Net cash used in operating activities was $1,113,806 for the nine months ended September 30, 2011 as compared to $761,329 used in operating activities in the nine months ended September 30, 2010. Net cash used in operating activities in the 2011 period was primarily attributable to our net loss of $3,462,076 in the period, a decrease in account receivable of $354,289, a increase in inventories of $62,276, a increase in other current assets of $772,226 and a decrease in funds in respects of employee rights of $90,297, offset by an increase in accounts payable of $998,795 and a decrease in trading securities of $1,588,337.

Investing activities. Net cash used in investing activities was $995,688 for the nine months ended September 30, 2011 as compared to $181,130 used in investing activities for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we used $760,186 to purchase fixed assets and used $235,502 to purchase Philcar Ltd.

Financing activities. Net cash provided by financing activities was $407,986 for the nine months ended September 30, 2011 as compared to $132,653 used in financing activities for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we incurred $525,362 of short-term debt and $317,664 of long-term debt, offset by a reduction of $214,521 of long-term debt.

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

In the nine month period ended September 30, 2011, the inflation rate in Israel was 2% and the NIS appreciated against the U.S. dollar by 4.6%.  If future inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind increases in inflation in Israel, our results of operations may be materially adversely affected.

We did not enter into any foreign exchange contracts in the nine months ended September 30, 2011.

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

Off-balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2011.

Contractual Obligations		Payments due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	more than 5 years
Long-term debt obligations	$591,158	$125,313	$134,861	$17,824	$313,160
Estimated interest payments on long-term debt obligations	27,105	13,094	8,821	5,190	---
Operating lease obligations	1,758,384	161,328	465,061	473,278	658,718
Total	2,376,647	299,735	608,743	496,292	971,878

Critical Accounting Policies

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to these policies in the period ended September 30, 2011.

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

Foreign Exchange Risk

Most of our sales are currently denominated in dollars, while the majority of our operating expenses are incurred in foreign currencies, principally the NIS. As a result, the depreciation of the U.S. dollar against these currencies increases the U.S. dollar value of our expenses denominated in such currencies. In the first nine months of 2011, the U.S. dollar depreciated against the NIS by approximately 4.6%.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2011, our company's chief executive officer and acting chief financial officer conducted an evaluation regarding the effectiveness of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses described below in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three month period ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2011, we made changes to our internal control over financial reporting and took remedial actions, as described below.

Based on Management’s evaluation of internal control over financial reporting, including using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework (an integrated framework for the evaluation of internal controls issued by COSO) to identify the risks and control objectives related to the evaluation of our control environment, our chief executive officer and acting chief financial officer concluded that our internal control over financial reporting was ineffective as of September 30, 2011, due to material weaknesses related to our financial statement closing process resulting from insufficient knowledge of our financial staff regarding the application of U.S. GAAP to complex transactions.

We have taken the following steps to remediate the material weaknesses:

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

PART II - OTHER INFORMATION:

Item 1.            Legal Proceedings

On February 11, 2009, a lawsuit was filed in the Jerusalem District Court, or the Court, against our subsidiary, Achidatex Nazareth Elite (1977) Ltd., or Achidatex, Mr. Avraham Haztor, the then chief executive officer of Achidatex, and our subsidiary Export Erez USA Inc., or Export Inc. Our subsidiary Export Erez Ltd., or Export Erez, was subsequently added as a defendant in the action. The suit alleges that Achidatex materially breached its February 22, 2000 agreement with the plaintiff, relating to the development of inflatable mine-field crossing enabling sandals, by failing to register patents for the technology underlying the sandals, worldwide as it only registered patents in the United States. The plaintiff further claims that the defendants, jointly and severally, committed a breach of trust. The plaintiff is seeking damages in the amount of NIS 10 million (approximately $2.7 million). We filed a statement of defense rejecting the plaintiff's claims and asserted a claim against the plaintiff and others for a declaratory judgment that the plaintiff breached his contractual undertakings towards Achidatex. The petition to consolidate the counter-claim with the plaintiff's claim was ordered by the Court and the claims are now being heard together. Our subsidiaries filed a statement of defense and the proceedings are currently at the stage at which the parties have to submit affidavits stating evidence to support their case. We believe that the risk under the above lawsuit is not material to the business of our subsidiaries. We intend to vigorously defend our position against the lawsuit.

On July 12, 2010, a lawsuit was filed in the Tel-Aviv Regional Labor Court, or the Labor Court against our company, our subsidiaries, Mayotex Ltd. and Export Erez, and against an officer of our company, by a former employee. The plaintiff alleged that we breached her employment agreement and violated certain Israeli labor related legislation by not paying her severance payment in lieu of vacation, recuperation payments, contribution to a study fund, payments due during a prior notice period and compensation for unpaid overtime. The plaintiff also claimed that she was the subject of sexual harassment and consequently we violated certain applicable Israeli legislation. The plaintiff sought damages of $414,775.  On June 6, 2011, we entered into a settlement agreement with the former employee pursuant to which we paid approximately $71,700 in full settlement of her claims.

On October 24, 2011, Mrs. Tzipi Moldovan, a director and  former employee of the company, filed an action against our company with the labor court in Be'er-Sheva, Israel.

Ms. Moldovan alleged that our company is improperly withholding payments and certain documents that she requires in order to obtain certain rights allegedly due to her as a former employee of our company. We have until November 9, 2011 to respond   and we intend to vigorously oppose the claim as we believe that we have fully complied with the applicable law. Management believes that the  exposure in this matter is not material to the business of our Company.

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

Mergers and acquisitions are inherently risky and subject to many factors outside of our control and no assurance can be given that these acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.  Failure to manage and successfully integrate these acquisitions coud materially harm our business and operating results.

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

DEFENSE INDUSTRIES INTERNATIONAL, INC.

Dated: November 21, 2011	By:	/s/ Uri Nissani
Uri Nissani
Chief Executive Officer and President

By:	/s/ Meir Ben-Hayon
Meir Ben-Hayon
Acting Chief Financial Officer